Form 10-Q
period 1999-09-30
LYNCH INTERACTIVE CORP
filed 1999-11-15
CIK 1088771

SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                    ---------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM            TO

COMMISSION FILE NO.     1-15097

                          LYNCH INTERACTIVE CORPORATION
                          -----------------------------
             (Exact name of Registrant as specified in its charter)

            DELAWARE                                          06-145056
            --------                                          ---------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

401 THEODORE FREMD AVENUE, RYE, NEW YORK                              10580
----------------------------------------                              -----
(Address of principal executive offices)                            (Zip Code)

                                 (914) 921-8821
               Registrant's telephone number, including area code

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES      NO  X

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practical date.

            CLASS                             OUTSTANDING AT OCTOBER 31, 1999
            -----                          -------------------------------------
Common Stock, $.0001 par value                          1,412,383

                                      INDEX

                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES

PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheet:
         -      September 30, 1999
         -      December 31, 1998

        Condensed Consolidated Statements of Operations:
         -      Three and nine months ended September 30, 1999 and 1998

        Condensed Consolidated Statements of Cash Flows:
        -      Nine months ended September 30, 1999 and 1998

        Notes to Condensed Consolidated Financial Statements:


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Item 3.  Quantitative and Qualitative Disclosure About Market Risk

PART II.    OTHER INFORMATION

Item 5.  Other

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

Part 1 - FINANCIAL INFORMATION -
Item 1 - Financial Statements

                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES
                 ----------------------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEET
                 ----------------------------------------------
                                 (In thousands)

                                                           September  30   December 31
                                                               1999          1998
                                                            (Unaudited)      (A)
                                                            ---------      ---------
ASSETS
CURRENT ASSETS:
   Cash and Cash Equivalents .............................     $21,123      $27,988
   Receivables,less Allowances of $330 and $320...........      19,647       18,853
   Deferred income tax benefits ..........................       4,300        4,265

   Other current assets ..................................       7,599        6,941
                                                             ---------    ---------
    TOTAL CURRENT ASSETS .................................      52,669       58,047

PROPERTY,PLANT AND EQUIPMENT:
   Land ..................................................       1,247        1,247
   Buildings and Improvements ............................       9,774        9,591
   Machinery and Equipment ...............................     139,565      129,251
                                                             ---------    ---------
                                                               150,586      140,089
   Accumulated Depreciation ..............................     (55,763)     (48,906)
                                                             ---------    ---------
                                                                94,823       91,183
EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED,NET       64,816       47,740
OTHER ASSETS .............................................      33,298       49,122
                                                             ---------    ---------
    TOTAL  ASSETS ........................................   $ 245,606    $ 246,092
                                                             =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Notes payable to banks ................................     $16,105       $2,037
   Notes payable to Lynch ................................           0       15,150
   Trade accounts payable ................................       4,957        4,662
   Accrued interest payable ..............................         759          889
   Accrued liabilities ...................................      18,090       19,017
   Customer advances .....................................       2,130        1,996
   Current maturities of long - term debt ................      11,592        8,639
                                                             ---------    ---------
    TOTAL CURRENT  LIABILITIES ...........................      53,633       52,390

LONG-TERM DEBT ...........................................     130,622      119,024
DEFERRED INCOME TAXES ....................................      14,391       19,850
OTHER LONG TERM LIABILITIES ..............................       5,958        4,987
MINORITY INTERESTS .......................................       9,976       10,527

SHAREHOLDERS' EQUITY
   COMMON STOCK,NO PAR VALUE-10,000,000 SHARES
   AUTHORIZED; 1,412,383 shares issued (at stated value)             0            0
   ADDITIONAL PAID - IN CAPITAL ..........................      23,004       29,073
   RETAINED EARNINGS .....................................          56            0

   ACCUMULATED OTHER COMPREHENSIVE INCOME ................       7,966       10,241
                                                             ---------    ---------
    TOTAL SHAREHOLDERS' EQUITY ...........................      31,026       39,314
                                                             ---------    ---------
    TOTAL  LIABILITIES AND SHAREHOLDERS' EQUITY               $245,606    $ 246,092
                                                             =========    =========

See accompanying notes

                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES
                 ----------------------------------------------
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                 -----------------------------------------------
                                   (UNAUDITED)
                      (In thousands, except share amounts)

                                                                         Three Months                   Nine  Months
                                                                      Ended September 30            Ended September 30
                                                                       1999          1998            1999          1998
                                                                      -------       -------         ------        ------

SALES AND REVENUES ............................................
  Multimedia ..................................................   $    15,513    $    14,196    $    42,855    $    40,520
  Services ....................................................        37,312         39,135        112,907        114,629
                                                                  -----------    -----------    -----------    -----------
                                                                  $    52,825    $    53,331    $   155,762    $   155,149

Costs and expenses:

    Multimedia ................................................        10,610          9,958         29,779         28,410
    Services ..................................................        34,627         35,856        104,123        105,217
    Selling and administrative ................................         3,019          2,748          9,467          9,069
                                                                  -----------    -----------    -----------    -----------
OPERATING PROFIT ..............................................         4,569          4,769         12,393         12,453

Other income (expense):

    Investment Income .........................................           682            757          1,716          2,357
    Interest expense ..........................................        (2,874)        (2,545)        (8,121)        (7,984)
    Share of operations of affiliated companies ...............            44             44            147            169
    Reserve for impairment of investment in PCS license holders             0              0        (15,406)             0
    Gain on sales of subsidiary stock .........................             0              0              0             13
                                                                  -----------    -----------    -----------    -----------
                                                                       (2,148)        (1,744)       (21,664)        (5,445)
                                                                  -----------    -----------    -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES

MINORITY INTERESTS AND  EXTRAORDINARY ITEM ....................         2,421          3,025         (9,271)         7,008

Benefit  for income taxes .....................................        (1,166)        (1,274)         2,600         (2,930)
Minority interests ............................................          (185)          (315)          (616)          (688)
                                                                  -----------    -----------    -----------    -----------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM .......................   $     1,070    $     1,436    ($    7,287)   $     3,390
                                                                  -----------    -----------    -----------    -----------
LOSS FROM EARLY EXTINGUISHMENT OF

DEBT,NET OF TAX BENEFIT OF $105 ...............................             0              0           (160)
                                                                  -----------    -----------    -----------    -----------
NET INCOME (LOSS) .............................................   $     1,070    $     1,436    ($    7,447)   $     3,390
                                                                  ===========    ===========    ===========    ===========


   Weighted average shares outstanding ........................     1,412,000      1,418,000      1,415,000      1,418,000
                                                                  ===========    ===========    ===========    ===========
BASIC EARNINGS PER SHARE


INCOME(LOSS BEFORE EXRAORDINARY ITEM ..........................   $      0.76    $      1.01    ($     5.15)   $      2.39
EXTRAORDINARY ITEM ............................................          0.00           0.00          (0.11)          0.00
                                                                  -----------    -----------    -----------    -----------
                                                                  $      0.76    $      1.01    ($     5.26)   $      2.39
NET INCOME (LOSS) .............................................   ===========    ===========    ===========    ===========



                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES
                   -------------------------------------------
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                   -------------------------------------------
                                   (UNAUDITED)
                                 (In thousands)

                                                                                        Nine Months Ended
                                                                                          September 30
                                                                                      1999             1998
                                                                                    --------          -------
OPERATING ACTIVITIES
Net income (loss) ..............................................................   ($ 7,447)          $  3,390

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

   Depreciation and amortization ...............................................     11,231             10,571
   Net effect of purchases of sales of trading securities ......................       (621)              (260)
   Deferred taxes ..............................................................     (5,238)               306
   Share of operations of affiliated companies .................................       (147)              (169)
   Minority interests ..........................................................        616                688
   Reserve for impairment of investment in PCS license holders..................     15,406                 --
   Changes in operating assets and liabilities:
     Receivables ...............................................................       (324)            (3,085)
     Accounts payable and accrued liabilities ..................................       (914)             4,721
     Other .....................................................................        578              2,170
                                                                                   --------           --------
NET CASH FROM (USED IN) OPERATING ACTIVITIES ...................................     13,140             18,332
                                                                                   --------           --------

INVESTING  ACTIVITIES
Capital Expenditures ...........................................................     (8,171)            (7,135)
Investment in PCS partnerships .................................................     15,406              2,003
Acquitsition of Central Scott Telephone Company ................................    (25,414)                 0
Other ..........................................................................     (1,507)            (2,183)
                                                                                   --------           --------
NET CASH USED IN INVESTING ACTIVITIES ..........................................    (35,092)            (9,318)
                                                                                   --------           --------
FINANCING ACTIVITIES

Issuance of long - term debt ...................................................     30,103            (19,147)
Advances from/to Lynch Corporation .............................................    (15,987)             2,852

Other ..........................................................................        971               (647)

                                                                                   --------           --------
NET CASH FROM (USED IN) FINANCING ACTIVITIES ...................................     15,087            (16,942)
                                                                                   --------           --------
Net decrease  in cash and cash equivalents .....................................     (6,865)            (7,928)
Cash and cash equivalents at beginning of period ...............................     27,988             27,058
                                                                                   --------           --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .....................................     21,123             19,130
                                                                                   ========           ========


A.     SUBSIDIARIES OF THE REGISTRANT

As of September 30, 1999, the Subsidiaries of the Registrant are as follows:

SUBSIDIARY                                                                OWNED BY LYNCH

Brighton Communications Corporation ..............................          100.0%
  Lynch Telephone Corporation IV .................................          100.0%

    Bretton Woods Telephone Company ..............................          100.0%
    World Surfer, Inc. ...........................................          100.0%

  Lynch Kansas Telephone Corporation .............................          100.0%
  Lynch Telephone Corporation VI .................................           98.0%

    JBN Telephone Company, Inc. ..................................           98.0%
      JBN Finance Corporation ....................................           98.0%

    Giant Communications, Inc. ...................................          100.0%
    Lynch Telephone Corporation VII ..............................          100.0%

      USTC Kansas, Inc. ..........................................          100.0%
       Haviland Telephone Company, Inc. ..........................          100.0%

        Haviland Finance Corporation .............................          100.0%
  DFT Communications Corporation .................................          100.0%

    Dunkirk & Fredonia Telephone Company .........................          100.0%
      Cassadaga Telephone Company ................................          100.0%

        Macom, Inc. ..............................................          100.0%
      Comantel, Inc. .............................................          100.0%

        Erie Shore Communications, Inc. ..........................          100.0%
        D&F Cellular Telephone, Inc. .............................          100.0%

    DFT Long Distance Corporation ................................          100.0%
    DFT Local Service Corporation ................................          100.0%

  LMT Holding Corporation ........................................          100.0%
    Lynch Michigan Telephone Holding Corporation .................          100.0%

        Upper Peninsula Telephone Company ........................          100.0%
        Alpha Enterprises Limited ................................          100.0%

          Upper Peninsula Cellular North, Inc. ...................          100.0%
          Upper Peninsula Cellular South, Inc. ...................          100.0%

  Lynch Telephone Corporation IX .................................          100.0%
    Central Scott Telephone Company ..............................          100.0%

        CST Communications Inc. ..................................          100.0%
  Global Television, Inc. ........................................          100.0%
  Inter-Community Acquisition Corporation ........................          100.0%
  Home Transport Service, Inc. ...................................          100.0%

  Lynch Capital Corporation ......................................          100.0%

  Lynch Entertainment, LLC .......................................          100.0%
  Lynch Entertainment Corporation II .............................          100.0%

  Lynch Multimedia Corporation ...................................          100.0%
    CLR Video, LLC ...............................................           60.0%


SUBSIDIARY                                                                      OWNED BY LYNCH

The Morgan Group, Inc. .....................................              70.0%(V)/55.4%(O)
  Morgan Drive Away, Inc. ..................................              70.0%(V)/55.4%(O)
    Transport Services Unlimited, Inc. .....................              70.0%(V)/55.4%(O)

  Interstate Indemnity Company .............................              70.0%(V)/55.4%(O)
  Morgan Finance, Inc. .....................................              70.0%(V)/55.4%(O)

  TDI, Inc. ................................................              70.0%(V)/55.4%(O)
    Home Transport Corporation .............................              70.0%(V)/55.4%(O)
    MDA Corporation ........................................              70.0%(V)/55.4%(O)

Lynch PCS Communications Corporation .......................              100.0%
  Lynch PCS Corporation A ..................................              100.0%
  Lynch PCS Corporation F ..................................              100.0%
  Lynch PCS Corporation G ..................................              100.0%
  Lynch PCS Corporation H ..................................              100.0%

Lynch Telecommunications Corporation .......................              100.0%
  Lynch Telephone Corporation ..............................               83.1%
    Western New Mexico Telephone Company, Inc. .............               83.1%
    Interactive Networks Corporation .......................               83.1%
    WNM Communications Corporation .........................               83.1%
    Wescel Cellular, Inc. ..................................               83.1%
      Wescel Cellular of New Mexico, L.P. ..................               42.4%
    Wescel Cellular, Inc. II ...............................               83.1%

      Northwest New Mexico Cellular, Inc. ..................               40.6%
      Northwest New Mexico Cellular of New Mexico, L.P. ....               20.7%
        Enchantment Cable Corporation ......................               83.1%
 Lynch Telephone II, LLC ...................................              100.0%

   Inter-Community Telephone Company, LLC ..................              100.0%
     Inter-Community Telephone Company II, LLC .............              100.0%
    Acquisition Corporation
   Valley Communications, Inc. .............................              100.0%
 Lynch Telephone Corporation III ...........................               81.0%

   Cuba City Telephone Exchange Company ....................               81.0%
   Belmont Telephone Company ...............................               81.0%

 Notes: (V)=Percentage voting control; (O)=Percentage of equity ownership

A.     ORGANIZATION

On August 12, 1999, the Board of Directors of Lynch Corporation ("Lynch") approved in principle the spin off to its shareholders of its multimedia and services businesses as an independent publicly-traded company (the "Spin-Off"). The multimedia and services businesses and the independently publicly-traded company to which the assets and liabilities were contributed are hereinafter referred to as Lynch Interactive Corporation (the "Company" or "Lynch Interactive"). Prior to and contemporaneous with the Spin Off, certain legal and regulatory actions were taken to perfect the existence of the above mentioned affiliated multimedia and service companies as subsidiaries of Lynch Interactive Corporation. The Spin Off occurred on September 1, 1999. At the Spin Off, Lynch distributed 100 percent of the outstanding shares of common stock of its wholly-owned subsidiary, Lynch Interactive, to holders of record of Lynch's common stock as of the close of business on August 23, 1999. As part of the Spin Off, Lynch Interactive owns one million shares of common stock of Spinnaker Industries, Inc. representing an approximately 13.6% ownership interest (and an approximate 2.5% voting interest) and Lynch Interactive also assumed certain short-term and long-term debt obligations of Lynch. Prior to the Spin Off, Lynch Interactive succeeded to the credit facilities established by Lynch.

In April 1999, Lynch received an Internal Revenue Service private letter ruling that the distribution to its shareholders of the stock of Lynch Interactive qualifies as tax-free for Lynch and its shareholders. In connection with obtaining the rulings from the Internal Revenue Service ("IRS") as to the tax-free nature of the Spin Off, Lynch made certain representations to the IRS, which include, among other things, certain representations as to how Lynch and Interactive intend to conduct their businesses in the future.

B.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 and 11 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments
(consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30,1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

The accompying unaudited condensed consolidated financial statements include the operations of the Company for the periods subsequent to September 1, 1999, and the accompanying unaudited condensed combined financial statement the operations of the multimedia and services businesses and other assets contributed to Interactive for the periods through September 1, 1999 and are based on historical amounts included in the consolidated financial statements of Lynch except that the Company's financial statements reflect its investment in common stock of Spinnaker in accordance with the provisions of SFAS No. 115 "Investment in Debt and Equity Securities." As a result, the Company's financial statements reflect an increase in the market value of Spinnaker common stock of approximately $10.2 million and $8.0 million after-tax at December 31, 1998 and September 30, 1999, respectively. sHowever, the historical financial information presented herein reflects periods during which the Company did not operate as an independent public company and accordingly, certain assumptions were made in preparing such financial information. Such information, therefore, may not necessarily reflect the results of operations, financial condition or cash flows of the Company in the future or what they would have been had the Company been an independent public company during the reporting periods. Investments in affiliates in which the Company does not have majority voting control are accounted for in accordance with the equity method. All material intercompany transactions and balances have been eliminated. The Company consolidates the operating results of its telephone and cable television subsidiaries (60-100% owned at September 30, 1999) and The Morgan Group, Inc., in which, at September 30, 1999, the Company owned 70.1% of the voting power and 55.4% of common equity. The Company accounts for the following affiliated Companies on the equity basis of accounting: Coronet Communications Company (20% owned at September 30, 1999), Capital Communications Company, Inc. (49% owned at September 30, 1999) and Fortunet Communications, Inc. (49.9% owned at September 30, 1999). The shares of Spinnaker Industries, Inc., in which the Company owns 2.5% of the voting power and 13.6% of the common equity, are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 115 "Investments in Debt and Equity Securities."

Lynch has historically provided substantial support services such as finance, cash management, legal, and human resources to its various business units. Lynch allocates the cost for these services among the business units supported based principally on informal estimates of time spent by the corporate office on both Interactive and Lynch matters. In the opinion of management, the method of allocating these costs is reasonable; however, the costs of these services allocated to the Company are not necessarily indicative of the costs that would have been incurred by the Company on a stand-alone basis.

At the Spin Off, the employees of the corporate office of Lynch Corp. became employees of the Registrant and the Registrant will provide corporate management services to Lynch Corp. and will be charged a management fee for these services.

Lynch Interactive and Lynch have entered into certain agreements governing various ongoing relationships, including the provision of support services and a tax allocation agreement. The tax allocation agreement provides for the allocation of tax attributes to each company as if it had actually filed with the respective tax authority.

C.    ACQUISITIONS

On July 16, 1999, Lynch Telephone Corporation IX, a subsidiary of the Registrant, acquired by merger, all of the stock of Central Scott Telephone Company for approximately $28.1 million in cash. As a result of this transaction, the Registrant recorded approximately, $18.9 million in preliminary goodwill, which is being amortized over 25 years.

The above acquisition was accounted for as a purchase, and accordingly, the assets acquired and liabilities assumed were recorded at their estimated fair market values.

The operating results of the acquired company are included in the Consolidated Statement of Operations from its acquisition date. The following unaudited proforma information shows the results of the Registrant's operations as though the acquisition of Central Scott was made at the beginning of 1998. (In Thousands of Dollars, except per share data.)

                                         THREE MONTHS ENDED       NINE MONTHS ENDED
                                           SEPTEMBER 30,             SEPTEMBER 30,

(IN THOUSANDS, EXCEPT PER SHARE DATA)     1999         1998        1999        1998

Sales and Revenues .................   $  53,289   $  54,207    $ 158,603    $ 158,193
Operating Profit ...................       4,722       5,110       13,282       13,603

Income (Loss) from Continuing
  Operations Before Income Taxes and

  Minority Interest ................       1,782       2,905      (10,102)       6,737

Net Income (Loss) from Continuing ..
  Operations                                 689       1,413       (7,822)       3,212
Net Income (Loss) from Continuing

  Operations Per Share .............   $    0.49   $    1.00    $   (5.53)   $    2.27

D. INDEBTEDNESS

On a consolidated basis, at September 30, 1999, the Registrant maintains short-term and long-term lines of credit facilities totaling $42.9 million, of which $16.0 million was available. The Registrant (Parent Company) maintains two short-term lines of credit facilities totaling $20.0 million, of which $6.8 million was available at September 30, 1999. The parent company facilities will expire on August 31, 2000. The Morgan Group maintains lines and letters of credit totaling $20.0 million, of which $9.2 million was available at September 30, 1999. These facilities, as well as facilities at other subsidiaries of the Registrant, generally limit the credit available under the lines of credit to certain variables, such as inventories and receivables, and are secured by the operating assets of the subsidiary, and include various financial covenants. Due to certain of these restrictive covenants and working capital requirements of the subsidiaries, cash distributions from the subsidiaries are limited. At September 30, 1999, $2.9 million of these total facilities expire within one year.

In general, the credit facilities are secured by property, plant and equipment, inventory, receivables and common stock of certain subsidiaries and contain certain covenants restricting distributions to the Registrant.

Long-term  debt  consists of (all  interest  rates are at September  30,  1999):
Interest rates at December 31, 1998 were not significantly different except where noted.


                                                                               SEPTEMBER 30,        DECEMBER 31,

LONG TERM DEBT CONSISTS OF:                                                        1999                 1998
                                                                            --------------------  ------------------
Rural Electrification  Administration (REA) and Rural Telephone Bank (RTB) notes payable  through  2027 at fixed  interest  rates  ranging  from 2% to 7.5% (4.8%
weighted  average),  secured  by assets  of the  telephone  companies  of $109.3
million ........................................................................   $  49,036    $  45,264

Bank Credit  facilities  utilized by certain  telephone  and  telephone  holding companies  through 2009,  $47.8 million at a fixed  interest rate averaging 8.2%
($   33.7    million  aver31,  1998) and $14.0  million  at
variable interest rates averaging 7.3% ($16.9 million averaging 7.3% at December
31, 1998) ......................................................................      61,781       50,623

Unsecured notes issued in connection with acquisitions through 2006, all at fixed interest rates averaging 9.0%

                                                                                      28,114       28,003

Other ..........................................................................       3,283        3,773
                                                                                   ---------    ---------
                                                                                     142,214      127,663
Current Maturities .............................................................     (11,592)      (8,639)
                                                                                   ---------    ---------
                                                                                   $ 130,622    $ 119,024
                                                                                   =========    =========

E. EARNINGS PER SHARE

In December 1997, the Registrant's predecessor corporation adopted Statement of Financial Accounting Standards("SFAS") No. 128, Earnings Per Share which changed the methodology of calculating earnings per share. Basic earnings per common share amounts are based on the average number of common shares outstanding during each period, excluding the dilutive effects of options, warrants, and convertible securities. Diluted earnings per share reflect the effect, Where dilutive, of the exercise of all stock options having an exercise price less than the greater of the average or closing market price at the end of the period of the Common Stock of the Registrant using the treasury stock method. All earnings per share amounts have been presented in accordance with, and where appropriate, restated to conform to the SFAS No. 128 requirements.

F. COMPREHENSIVE INCOME

Effective January 1, 1998, the Registrant's predecessor corporation adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components; however, the adoption of SFAS No. 130 had no impact on the Company's net income. SFAS No. 130 requires unrealized gains or losses on the Registrant's available-for-sale securities, which prior to adoption were reported separately in shareholders equity to be included in other comprehensive income. The components of comprehensive income, net of tax, for the three and nine months ended September 30, 1999 and 1998 are as follows:

                                     THREE MONTHS ENDED          NINE MONTHS ENDED
                                        SEPTEMBER 30               SEPTEMBER 30
                                       1999        1998     1999       1998
                                       ------    ------     -------   --------
Net income (loss) ..................   $ 1,070   $ 1,436   $(7,447)   $ 3,390
Unrealized gain (loss) on securities       198       150    (2,275)       750
                                       -------   -------   -------    -------
 Comprehensive income (loss) .......   $ 1,268   $ 1,586   $(9,722)   $ 4,140
                                       =======   =======   =======    =======

The components of accumulated other comprehensive income, net of related tax, at September 30, 1999 and December 31, 1998 are as follows:

                                        1999       1998
                                       -------   --------
Unrealized gain (loss) on securities   $ 7,966   $10,241
                                       -------   -------
Accumulated comprehensive income ...   $ 7,966   $10,241
                                       =======   =======

K.  SEGMENT INFORMATION

The Company is  principally  engaged in two business  segments:  multimedia  and services. All businesses are located domestically, and substantially all revenues are domestic. The multimedia segment includes local telephone companies, a cable TV company, an investment in PCS entities and investments in two network-affiliated television stations. The services segment includes transportation and related services.

EBITDA (before corporate allocation) for operating segments is equal to operating profit before interest, taxes, depreciation, amortization and allocated corporate expenses. EBITDA is presented because it is a widely accepted financial indicator of value and ability to incur and service debt. EBITDA is not a substitute for operating income or cash flows from operating activities in accordance with generally accepted accounting principles.

Operating profit ( loss) is equal to revenues less operating expenses, excluding unallocated general corporate expenses, interest and income taxes. Prior to the Spin Off, Lynch allocated a portion of its general corporate expenses to its operating segments. Such allocation to the Company was $158,000 for the three months ended September 30, 1998, and $474,000 for the nine months ended September 30, 1998. Subsequent to the Spin Off, the Registrant is providing corporate management services to Lynch Corporation for a management fee.

                                                             THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                SEPTEMBER 30,                 SEPTEMBER 30
                                                               1999          1998          1999           1998
                                                          -------------  ------------  ------------  -------------
Revenues:

Multimedia ..............................................   $  15,513    $  14,196    $  42,855    $  40,520
Services ................................................      37,413       39,135      112,907      114,629
                                                            ---------    ---------    ---------    ---------
Combined Total ..........................................   $  52,926    $  53,331    $ 155,762    $ 155,149
                                                            =========    =========    =========    =========

EBITDA (before corporate allocation):

Multimedia ..............................................   $   8,482    $   7,547    $  28,396    $  21,738
Services ................................................         534        1,020        1,962        2,545
Corporate expenses, gross ...............................        (520)        (156)      (1,690)      (1,242)
                                                            =========    =========    =========    =========
Combined total ..........................................   $   8,496    $   8,411    $  23,668    $  23,041
                                                            =========    =========    =========    =========

Operating profit:

Multimedia ..............................................   $   4,572    $   4,052    $  12,140    $  11,580
Services ................................................         208          699          969        1,591
Unallocated corporate expense ...........................        (211)          18         (716)        (718)
                                                            =========    =========    =========    =========
Total operating profit for reportable segments ..........   $   4,569    $   4,769    $  12,393    $  12,453
                                                            =========    =========    =========    =========

Other profit or loss:

Investment income .......................................   $     682    $     757    $   1,716    $   2,357
Interest expense ........................................      (2,874)      (2,545)      (8,121)      (7,984)
Equity in earnings of affiliated companies ..............          44           44          147          169
Reserve for impairment of investment in PCS license
holders .................................................        --           --        (15,406)        --

Gain on sales of subsidiary and affiliate stock and other
operating assets ........................................        --           --           --             13
                                                            =========    =========    =========    =========
Income (loss) before income taxes, minority interests and
extraordinary item ......................................   $   2,412    $   3,025    $  (9,271)   $   7,008
                                                            =========    =========    =========    =========

L.  Personal Communication Services

An Interactive subsidiary has loans to and a 49.9% limited partnership interest in Fortunet Communications, L.P. ("Fortunet"). Fortunet's only assets consist of three 15MHz personal communications licenses that were acquired in the C-Block auction held by the Federal Communications Commission ("FCC"). In that auction, Fortunet acquired 30MHz licenses in these markets, but on June 8, 1998, under FCC restructuring options, it returned 15MHz of the original 30MHz acquired. On April 15, 1999, the FCC completed the reauction of all the C-Block licenses that were returned to it since the original C-Block auction, including the three 15MHz licenses that Fortunet returned. In that reauction, the successful bidders paid a total $2.7 million for the three licenses as compared to $18.8 million carrying amount of Lynch's investment in Fortunet. Accordingly, for the nine months September 30, 1999, Lynch has recorded a write-down of $15.4 million in its investment in Fortunet to reflect the amount bid for similar licenses in the reauction, plus an additional $0.7 million of capitalized expenses and interest to leave a net carrying value of $3.4 million.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SALES AND REVENUES

Revenues for the first nine months of 1999 increased by $0.6 million to $155.8 million from the first nine months of 1998. Within the operating segments: multimedia, whose revenues increased 5.8%, contributed $2.3 million to the increase and services revenues decreased $1.7 million. This decline in services revenues was primarily in the manufactured housing operation and was partially offset by higher revenues in the specialized outsourcing operation. Manufactured housing shipments decreased eight percent in the quarter reflecting a weakening demand in the retail sales of manufactured homes resulting in lower shipments by some of the Company's major customers. These events have also in part resulted in a decrease in the Company's market share measured as the percent of new homes shipments. The Company's current anticipation is that this market weakness will continue for the foreseeable future perhaps with the market improving in the second half of Year 2000.

Multimedia revenues grew primarily due to the acquisition of Central Scott Telephone Company and partially to growth in both telecommunications services as well as the provision of non-traditional telephone services such as Internet.

For the three months ended September 30, 1999, revenues decreased by $0.5 million as the acquisition of Central Scott Telephone Company aided in the multimedia's revenue increase of $1.2million, which was offset by revenue decrease at The Morgan Group due to the above-mentioned factors.

Operating profit for the first nine months of 1999 decreased by $0.1 million to $12.4 million from the first nine months of 1998 due to increase in multimedia offset by a decrease in services. Operating profit in the multimedia segment increased by $0.6 million. Morgan's operating results decreased by $.6 million due to a shift in revenue mix to lower margin business partially offset by cost reductions of $1.1 million. Net corporate expense was $0.7 million in the first nine months of 1999 and 1998.

Operating profit for the three months ended September 30, 1999 decrease by $0.2 million from the previous year due to lower operating profit at The Morgan Group, which was not sufficient to offset the increased operating profit as a result of the acquisition of Central Scott Telephone Company, net of the goodwill amortization. Investment income for quarter ended September 30, 1999 was slightly lower than the three months ended September 30, 1998 due to lower investment balances.

Investment income in the first nine months of 1999 of $1.7 million decreased by $0.6 million from the first nine months of 1998 due to change in unrealized gain
(loss) of marketable securities, classified as trading.

Interest expense for the quarter increased by $0.3 million predominantly due to the acquisition of Central Scott Telephone Company. Interest expense increased by $0.1 million to $8.1 million in the first nine months of 1999 from $8.0 million in the first nine months of 1998, as reduced borrowings were offset by the lower capitalized interest on the Company's investment in PCS licenses of $1.2 million.

An Interactive subsidiary has loans to and a 49.9% limited partnership interest in Fortunet Communications, L.P. ("Fortunet"). Fortunet's only assets consist of three 15MHz personal communications licenses that were acquired in the C-Block auction held by the Federal Communications Commission ("FCC"). In that auction, Fortunet acquired 30MHz licenses in these markets, but on June 8, 1998, under FCC restructuring options, it returned 15MHz of the original 30MHz acquired. On April 15, 1999, the FCC completed the reauction of all the C-Block licenses that were returned to it since the original C-Block auction, including the three 15MHz licenses that Fortunet returned. In that reauction, the successful bidders paid a total $2.7 million for the three licenses as compared to $18.8 million carrying amount of Lynch's investment in Fortunet. Accordingly, for the nine months September 30, 1999, Lynch has recorded a write-down of $15.4 million in its investment in Fortunet to reflect the amount bid for similar licenses in the reauction, plus an additional $0.7 million of capitalized expenses and interest to leave a net carrying value of $3.4 million.

Also of note, Lynch Interactive announced that as a result of the contract for the acquisition of East/West Communications, Inc. (BULLETIN BOARD:EWCM) BY OMNIPOINT CORPORATION (NYSE:OMPT), announced on Friday, October 22, 1999, Lynch Interactive's redeemable preferred stock of East/West, which is currently on Lynch Interactive's books for $4.5 million, will be redeemed at liquidation value plus accrued dividends at the time of closing. This valuation amount is $8.5 million as of September 30, 1999.

The income tax provision (benefit) includes federal, as well as state and local taxes. The tax provision (benefit) for the nine months ended September 30, 1999 and 1998, represent effective tax rates of (43%) and 42%, respectively. The differences from the federal statutory rate are principally due to the effect of state income taxes and amortization of non-deductible goodwill. Of note, no state tax benefit has been provided for the reserve for the impairment of $15.4 million in the investment in PCS license holders.

Minority interest at $0.6 million was the same for both periods. Of note, the reserve for impairment of PCS operations had no effect on minority interest.

Net loss for the nine months ended September 30, 1999 was ($7.4) million or $(5.26) per share as compared to a net income of $3.4 million or $2.39 per share in the previous nine month period. The reserve for the impairment of the investment in PCS license holders ($10.2 million net of income tax benefit) was the primary cause for the swing. Net income for the three months ended September 30, 1999 was $1.1 million, or $0.76 per share compared to net income of $1.4 million, or $1.01 per share for the same three month period in 1998.

In mid-July 1999, an Interactive subsidiary acquired Central Scott Telephone Company ("Scott") for approximately $28.1 million in cash. Scott has approximately 6,000 access lines in Scott County, Iowa. Interactive funded the acquisition principally through borrowings. Scott had revenues of $4.4 million in 1998. While Scott was profitable in 1998, Scott is not expected to contribute to Interactive's earnings in 1999 due to interest expense on the financing debt.

FINANCIAL CONDITION

LIQUIDITY/ CAPITAL RESOURCES

As of September 30, 1999, the Company had current assets of $60.1 million and current liabilities of $25.6 million. Working capital was therefore $34.5 million as compared to $5.6 million at December 31, 1998.

The first nine months capital expenditures were $8.2 million in 1999 and $7.1 million in 1998. Overall 1999 capital expenditures are expected to be approximately $3.2 million above the 1998 level due to additional expenditures for the Company's Kansas telephone operations.

At September 30, 1999, total debt was $158.3 million, which was $13.0 million more than the $144.9 million at the end of 1998. At September 30, 1999, there was $128.3 million of fixed interest rate debt averaging 7.0% and $30.1 million of variable interest rate debt averaging 7.8%. Debt at year end 1998 included $110.8 million of fixed interest rate debt, at an average interest rate of 7.1% and $34.1 million of variable interest rate debt at an average interest rate of 7.6%. Additionally, the Company had $16.6 million in unused lines of credit at December 31, 1998, of which $8.7 million was attributable to Morgan. At September 30, 1999, there was $16.0 million in unused lines of credit of which Morgan had $9.2 million available. As of September 30, 1999 and December 31, 1998, Interactive borrowed $13.2 million and $15.2 million under two short-term line of credit facilities with maximum availability totaling $20.0 million. These short-term lines of credit expire on August 31, 2000. Management anticipates that these lines will be renewed when they expire.

On February 22, 1999, The Morgan Group, Inc. filed a Schedule 13E4, that invited its shareholders to tender up to 100,000 shares of Class A common stock, to Morgan at prices not less than $8.50 nor greater than $10.00 per share. The tender offer expired March 19, 1999, whereby Morgan purchased 103,000 shares at $9 per share. Lynch Interactive did not tender any shares in response to this offer.

Lynch  has  not  paid  any  cash  dividends  on its  Common  Stock  since  1989.
Interactive does not expect to pay cash dividends on its Common Stock in the foreseeable future. Interactive currently intends to retain its earnings, if any, for use in its business.

Future financings may limit or prohibit the payment of dividends.

Interactive has a high degree of financial leverage. As of September 30, 1999, the ratio of total debt to equity was 5.1 to 1. Certain subsidiaries also have high debt to equity ratios. In addition, the debt at subsidiary companies contains restrictions on the amount of readily available funds that can be transferred to the respective parent of the subsidiaries.

The Company has a significant need for resources to fund future growth as well as the ongoing operations of the parent company. Interactive is currently considering various alternative long and short-term financing arrangements. One alternative is the equity offering of Interactive stock which Interactive has a commitment to make pursuant to the representations made to obtain its private letter tax ruling. Other alternatives, either in addition to or in lieu of an Interactive equity offering, include a sale of shares of Spinnaker stock or a sale of a portion or all of certain investment in operating entities, either directly or through an exchangeable debt instrument. As part of the representations made to the Internal Revenue Service in connection with the private letter ruling, Interactive has a commitment to enter into a minimum $15 million equity stock offering within one year of the Spin Off. While management expects to obtain adequate financing resources to enable the Company to meet its obligations, there is no assurance that such can be readily obtained or at reasonable costs.

Lynch Interactive is conducting detailed negotiations regarding the private placement of an approximately $25 million immediate term, interest bearing note, convertible into Lynch Interactive stock at a standard premium to the market price of Interactive stock. The negotiations include an option by the purchaser, to sell the note to the Chairman of Lynch Interactive one year after issuance. There can be no assurance, whether because of market or business conditions, reasons specific to the parties or otherwise, that the contemplated terms of the note will not change or that the transaction will be consummated.

Lynch Interactive is also actively pursuing acquisitions of rural telephone companies. Specifically, it is holding detailed negotiations regarding the potential acquisition of a rural telephone company, which also has cellular and other telecommunications interests, in the general magnitude (though somewhat smaller) of its recent acquisition of Central Scott Telephone Company.

YEAR 2000

The Company has initiated a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and is developing and conducting an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs or programs utilized by vendors to the Company that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculation. The Company's Year 2000 review is being performed primarily by internal staff, and in certain operations is supplemented by outside consultants. The principal Information Technology ("IT") systems that may be impacted by the Year 2000 for the Company's telecommunications operations are central office switching, billing and accounting. The principal IT systems for the Morgan Group are order entry dispatch and accounting. The Year 2000 may also impact various non-IT systems, including among other things security systems, HVAC, elevator systems, and communications systems. In addition, each of the Company's businesses may be impacted by the Year 2000 readiness of third party vendors/suppliers.

Due to the integral nature of switching equipment and billing software to their operations, the telecommunications businesses are most effected by the Year 2000 issue. The majority of the telephone companies' switching and billing software is Year 2000 compliant, with the remaining expected to be compliant in the fourth quarter of 1999. The telecommunications businesses rely on switching equipment and software provided by third party vendors. It is the Company's understanding that the vendors have completed testing of the software and that no additional action by the Company will be required after installation. The telecommunications businesses periodically upgrade switching software in order to remain current with respect to service features. The upgrades provided other enhanced service features as well as included Year 2000 readiness and have been capitalized. Other remediation costs, including internal costs have been charged to expense as incurred. The total cost of Year 2000 remediation for the telecommunications businesses is estimated to be approximately $1.1 million, of which approximately $0.7 million has been spent to date. The telecommunications businesses have for the most part, developed contingency plans in the event that steps taken are not successful.

The Morgan Group, Inc. is in the process of remediating the Year 2000 issue, primarily through the replacement of a significant portion of its operating software. Implementation was completed in July 1999, with final testing completed in September 1999. The total cost of Year 2000 remediation is estimated to be approximately $0.4 million, of which approximately $0.3 million has been spent to date. Costs specifically associated with modifying internal use software are charged to expense as incurred. Morgan presently believes that its Year 2000 compliance program will essentially be completed on a timely basis, posing no significant internal operations problems. Management, at this time, sees no need for a contingency plan for internal Year 200 software issues.

The estimated costs and projected dates of completion for the Company's Year 2000 program are based on management's estimates and were developed using numerous assumptions of future events, some of which are beyond the Company's control. The Company presently believes that with modifications to existing software and converting to new software, the Year 2000 issue will not pose significant operational problems for the Company as a whole. The Company believes it has substantially completed the modifications and conversions required to be Year 2000 compliant and anticipates to be fully completed in adequate time. In addition, the Company is in the process of developing contingency procedures with regard to significant systems. However, if such modifications and conversions and contingency procedures are not effective, or if key third parties, suppliers or customers experience Year 2000 problems, the Year 2000 issue may materially and adversely impact the Company's financial condition, results of operations and cash flows.

MARKET RISK

The Company is exposed to market risk relating to changes in the general level of U.S. interest rates. Changes in interest rates affect the amounts of interest earned on the Company's cash equivalents and short-term investments (approximately $21.0 million at September 30, 1999 and $28.0 million at December 31, 1998). The Company generally finances the debt portion of the acquisition of long-term assets with fixed rate, long-term debt. The Company generally maintains the majority of its debt as fixed rate in nature either by borrowing on a fixed long-term basis or, on a limited basis, entering into interest rate swap agreements. The Company does not use derivative financial instruments for trading or speculative purposes. Management does not foresee any significant changes in the strategies used to manage interest rate risk in the near future, although the strategies may be reevaluated as market conditions dictate.

At September 30, 1999, approximately $30.1 million, or 19% of the Company's long-term debt and notes payable bears interest at variable rates. Accordingly, the Company's earnings and cash flows are affected by changes in interest rates. Assuming the current level of borrowings for variable rate debt and assuming a one percentage point change in the 1999 average interest rate under these borrowings, it is estimated that the Company's 1999 nine month interest expense would have changed by $-- million. In the event of an adverse change in interest rates, management would likely take actions to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, the analysis assumes no such actions. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

         ------------------------

Included in this Management Discussion and Analysis of Financial Condition and Results of Operations and Item 5 below are certain forward looking financial and other information, including without limitation matters relating to East/West, possible financings, possible acquisitions, Year 2000 matters and Market Risk. It should be recognized that such information are projections, estimates or forecasts based on various assumptions, including without limitation, meeting its assumptions regarding expected operating performance and other matters specifically set forth, as well as the expected performance of the economy as it impacts the Registrant's businesses, government and regulatory actions and approvals, and tax consequences and risk factors and cautionary statements set forth in documents filed by Registrant and The Morgan Group with the Securities and Exchange Commission. As a result, such information is subject to uncertainties, risks and inaccuracies, which could be material.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

                  See "Market Risk" under Item 2 above.

PART II OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

              (a)     Exhibits

              27 -       Financial Data Schedule

              (b) Reports on Form 8-K

                  Report on Form 8-K filed August 26, 1999 (relating to Morgan)

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          LYNCH INTERACTIVE CORPORATION

                                                    (Registrant)

                             BY: S/ROBERT E. DOLAN

                                  Robert E. Dolan
                                  Chief Financial Officer

 November 15, 1999