Form 10-Q/A
period 1999-09-30
LYNCH INTERACTIVE CORP
filed 1999-12-02
CIK 1088771

SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 Amendment No. 1
                                 ---------------

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

                                 (914) 921-8821
                                 --------------
               Registrant's telephone number, including area code

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

Item 5.  Other

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES

Part 1 - FINANCIAL INFORMATION -
Item 1 - Financial Statements

                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES
                 ----------------------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEET
                      ------------------------------------
                                 (In thousands)

                                                           September  30   December 31
                                                               1999          1998
                                                            (Unaudited)      (A)
                                                            ---------      ---------
ASSETS
CURRENT ASSETS:

   Cash and Cash Equivalents .............................     $21,123      $27,988
   Receivables,less Allowances of $330 and $320...........      19,647       18,853
   Deferred income tax benefits ..........................       4,300        4,265
   Other current assets ..................................       7,599        6,941
                                                             ---------    ---------
    TOTAL CURRENT ASSETS .................................      52,669       58,047

PROPERTY, PLANT AND EQUIPMENT:

   Land ..................................................       1,247        1,247
   Buildings and Improvements ............................       9,774        9,591
   Machinery and Equipment ...............................     139,565      129,251
                                                             ---------    ---------
                                                               150,586      140,089

   Accumulated Depreciation ..............................     (55,763)     (48,906)
                                                             ---------    ---------
                                                                94,823       91,183

EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED, NET      64,816       47,740
OTHER ASSETS .............................................      33,298       49,122
                                                             ---------    ---------
    TOTAL  ASSETS ........................................   $ 245,606    $ 246,092
                                                             =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:

   Notes payable to banks ................................     $16,105       $2,037
   Notes payable to Lynch ................................           0       15,150
   Trade accounts payable ................................       4,957        4,662
   Accrued interest payable ..............................         759          889
   Accrued liabilities ...................................      18,090       19,017
   Customer advances .....................................       2,130        1,996
   Current maturities of long - term debt ................      11,592        8,639
                                                             ---------    ---------
    TOTAL CURRENT  LIABILITIES ...........................      53,633       52,390

LONG-TERM DEBT ...........................................     130,622      119,024
DEFERRED INCOME TAXES ....................................      14,391       19,850
OTHER LONG TERM LIABILITIES ..............................       5,958        4,987
MINORITY INTERESTS .......................................       9,976       10,527

SHAREHOLDERS' EQUITY

   COMMON STOCK, NO PAR VALUE-10,000,000 SHARES
   AUTHORIZED; 1,412,383 shares issued (at stated value)             0            0
   ADDITIONAL PAID - IN CAPITAL ..........................      23,004       29,073
   RETAINED EARNINGS .....................................          56            0
   ACCUMULATED OTHER COMPREHENSIVE INCOME ................       7,966       10,241
                                                             ---------    ---------
    TOTAL SHAREHOLDERS' EQUITY ...........................      31,026       39,314
                                                             ---------    ---------
    TOTAL  LIABILITIES AND SHAREHOLDERS' EQUITY               $245,606    $ 246,092
                                                             =========    =========


(A) The Balance Sheet at December 31, 1998 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles from complete financial statements.



See accompanying notes



                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES
                 ----------------------------------------------
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                 -----------------------------------------------
                                   (UNAUDITED)
                      (In thousands, except share amounts)


                                                                         Three Months                   Nine  Months
                                                                      Ended September 30            Ended September 30
                                                                       1999          1998            1999          1998
                                                                      -------       -------         ------        ------
SALES AND REVENUES ............................................
  Multimedia ..................................................   $    15,513    $    14,196    $    42,855    $    40,520
  Services ....................................................        37,312         39,135        112,907        114,629
                                                                  -----------    -----------    -----------    -----------
                                                                  $    52,825    $    53,331    $   155,762    $   155,149
Costs and expenses:

    Multimedia ................................................        10,610          9,958         29,779         28,410
    Services ..................................................        34,627         35,856        104,123        105,217
    Selling and administrative ................................         3,019          2,748          9,467          9,069
                                                                  -----------    -----------    -----------    -----------
OPERATING PROFIT ..............................................         4,569          4,769         12,393         12,453

Other income (expense):

    Investment Income .........................................           682            757          1,716          2,357
    Interest expense ..........................................        (2,874)        (2,545)        (8,121)        (7,984)
    Share of operations of affiliated companies ...............            44             44            147            169
    Reserve for impairment of investment in PCS license holders             0              0        (15,406)             0
    Gain on sales of subsidiary stock .........................             0              0              0             13
                                                                  -----------    -----------    -----------    -----------
                                                                       (2,148)        (1,744)       (21,664)        (5,445)
                                                                  -----------    -----------    -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES

MINORITY INTERESTS AND  EXTRAORDINARY ITEM ....................         2,421          3,025         (9,271)         7,008
(Provision) benefit for income taxes ..........................        (1,166)        (1,274)         2,600         (2,930)
Minority interests ............................................          (185)          (315)          (616)          (688)
                                                                  -----------    -----------    -----------    -----------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM .......................   $     1,070    $     1,436    ($    7,287)   $     3,390
                                                                  -----------    -----------    -----------    -----------
LOSS FROM EARLY EXTINGUISHMENT OF
DEBT, NET OF TAX BENEFIT OF $105 ...............................             0              0           (160)
                                                                  -----------    -----------    -----------    -----------
NET INCOME (LOSS) .............................................   $     1,070    $     1,436    ($    7,447)   $     3,390
                                                                  ===========    ===========    ===========    ===========
   Weighted average shares outstanding ........................     1,412,000      1,418,000      1,415,000      1,418,000
                                                                  ===========    ===========    ===========    ===========
BASIC EARNINGS PER SHARE

INCOME(LOSS BEFORE EXTRAORDINARY ITEM ..........................  $      0.76    $      1.01    ($     5.15)   $      2.39
EXTRAORDINARY ITEM ............................................          0.00           0.00          (0.11)          0.00
                                                                  -----------    -----------    -----------    -----------
                                                                  $      0.76    $      1.01    ($     5.26)   $      2.39
NET INCOME (LOSS) .............................................   ===========    ===========    ===========    ===========
See accompanying notes





                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES
                   -------------------------------------------
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                   -------------------------------------------
                                   (UNAUDITED)
                                 (In thousands)
                                                                                        Nine Months Ended
                                                                                          September 30
                                                                                      1999             1998
                                                                                    --------          -------
OPERATING ACTIVITIES
Net income (loss) ..............................................................   ($ 7,447)          $  3,390

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

   Depreciation and amortization ...............................................     11,231             10,571
   Net effect of purchases of sales of trading securities ......................       (621)              (260)
   Deferred taxes ..............................................................     (5,238)               306
   Share of operations of affiliated companies .................................       (147)              (169)
   Minority interests ..........................................................        616                688
   Reserve for impairment of investment in PCS license holders..................     15,406                 --
   Changes in operating assets and liabilities net of acquisitions:

     Receivables ...............................................................       (324)            (3,085)
     Accounts payable and accrued liabilities ..................................       (914)             4,721
     Other .....................................................................        578              2,170
                                                                                   --------           --------
NET CASH PROVIDED BY OPERATING ACTIVITIES ......................................     13,140             18,332
                                                                                   --------           --------
INVESTING  ACTIVITIES

Capital Expenditures ...........................................................     (8,171)            (7,135)
Acquisition of Central Scott Telephone Company - net of cash....................    (25,414)                 0
Other ..........................................................................     (1,507)            (2,183)
                                                                                   --------           --------
NET CASH USED IN INVESTING ACTIVITIES ..........................................    (35,092)            (9,318)
                                                                                   --------           --------
FINANCING ACTIVITIES

Issuance of long - term debt ...................................................     30,103            (19,147)
Advances from/to Lynch Corporation .............................................    (15,987)             2,852

Other ..........................................................................        971               (647)
                                                                                   --------           --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ...........................     15,087            (16,942)
                                                                                   --------           --------
Net decrease  in cash and cash equivalents .....................................     (6,865)            (7,928)
Cash and cash equivalents at beginning of period ...............................     27,988             27,058
                                                                                   --------           --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .....................................     21,123             19,130
                                                                                   ========           ========

See accompanying notes




A.     SUBSIDIARIES OF THE REGISTRANT

As of September 30, 1999, the Subsidiaries of the Registrant are as follows:

SUBSIDIARY                                                             OWNED BY INTERACTIVE
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

SUBSIDIARY                                                               OWNED BY INTERACTIVE
The Morgan Group, Inc. .....................................              70.0%(V)/55.4%(O)
  Morgan Drive Away, Inc. ..................................              70.0%(V)/55.4%(O)
    Transport Services Unlimited, Inc. .....................              70.0%(V)/55.4%(O)
  Interstate Indemnity Company .............................              70.0%(V)/55.4%(O)
  Morgan Finance, Inc. .....................................              70.0%(V)/55.4%(O)
  TDI, Inc. ................................................              70.0%(V)/55.4%(O)
    Home Transport Corporation .............................              70.0%(V)/55.4%(O)
    MDA Corporation ........................................              70.0%(V)/55.4%(O)

Lynch PCS Communications Corporation .......................              100.0%
  Lynch PCS Corporation A ..................................              100.0%
  Lynch PCS Corporation F ..................................              100.0%
  Lynch PCS Corporation G ..................................              100.0%
  Lynch PCS Corporation H ..................................              100.0%

Lynch Telephone Corporation ................................               83.1%
    Western New Mexico Telephone Company, Inc. .............               83.1%
    Interactive Networks Corporation .......................               83.1%
    WNM Communications Corporation .........................               83.1%
    Wescel Cellular, Inc. ..................................               83.1%
      Wescel Cellular of New Mexico, L.P. ..................               42.4%
    Wescel Cellular, Inc. II ...............................               83.1%
      Northwest New Mexico Cellular, Inc. ..................               40.6%
      Northwest New Mexico Cellular of New Mexico, L.P. ....               20.7%
        Enchantment Cable Corporation ......................               83.1%
 Lynch Telephone II, LLC ...................................              100.0%
   Inter-Community Telephone Company, LLC ..................              100.0%
     Inter-Community Telephone Company II, LLC .............              100.0%
    Acquisition Corporation

   Valley Communications, Inc. .............................              100.0%
 Lynch Telephone Corporation III ...........................               81.0%
   Cuba City Telephone Exchange Company ....................               81.0%
   Belmont Telephone Company ...............................               81.0%

 Notes: (V)=Percentage voting control; (O)=Percentage of equity ownership



A.     ORGANIZATION


On August 12, 1999, the Board of Directors of Lynch Corporation ("Lynch") approved in principle the spin off to its shareholders of its multimedia and services businesses as an independent publicly-traded company (the "Spin-Off"). The multimedia and services businesses and the independently publicly-traded company to which the assets and liabilities were contributed are hereinafter referred to as Lynch Interactive Corporation (the "Company" or "Lynch Interactive"). Prior to and contemporaneous with the Spin Off, certain legal and regulatory actions were taken to perfect the existence of the above mentioned affiliated multimedia and service companies as subsidiaries of Lynch Interactive Corporation. The Spin Off occurred on September 1, 1999. In addition, at the Spin Off, Lynch distributed 100 percent of the outstanding shares of common stock of its wholly-owned subsidiary, Lynch Interactive, to holders of record of Lynch's common stock as of the close of business on August 23, 1999. As part of the Spin Off, Lynch Interactive received one million shares of common stock of Spinnaker Industries, Inc. representing an approximately 13.6% ownership interest (and an approximate 2.5% voting interest) and Lynch Interactive also assumed certain short-term and long-term debt obligations of Lynch. Net assets of approximately $23 million were contributed at the Spin Off. Prior to the Spin Off, Lynch Interactive succeeded to the credit facilities established by Lynch.

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

B.    BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 and 11 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30,1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

The accompanying unaudited condensed consolidated financial statements include the operations of the Company for the periods subsequent to September 1, 1999, and the accompanying unaudited condensed combined financial statement the operations of the multimedia and services businesses and other assets contributed to Interactive for the periods through September 1, 1999 and are based on historical amounts included in the consolidated financial statements of Lynch except that the Company's financial statements reflect its investment in common stock of Spinnaker in accordance with the provisions of SFAS No. 115 "Investment in Debt and Equity Securities." As a result, the Company's financial statements reflect an increase in the market value of Spinnaker common stock of approximately $10.2 million and $8.0 million (after-tax) at December 31, 1998 and September 30, 1999, respectively. However, the historical financial information presented herein reflects periods during which the Company did not operate as an independent public company and accordingly, certain assumptions were made in preparing such financial information. Such information, therefore, may not necessarily reflect the results of operations, financial condition or cash flows of the Company in the future or what they would have been had the Company been an independent public company during the reporting periods. Investments in affiliates in which the Company does not have majority voting control are accounted for in accordance with the equity method. All material intercompany transactions and balances have been eliminated. The Company consolidates the operating results of its telephone and cable television subsidiaries (60-100% owned at September 30, 1999) and The Morgan Group, Inc., in which, at September 30, 1999, the Company owned 70.1% of the voting power and 55.4% of common equity. The Company accounts for the following affiliated Companies on the equity basis of accounting: Coronet Communications Company (20% owned at September 30, 1999), Capital Communications Company, Inc. (49% owned at September 30, 1999) and Fortunet Communications, Inc. (49.9% owned at September 30, 1999). The shares of Spinnaker Industries, Inc., in which the Company owns 2.5% of the voting power and 13.6% of the common equity, are accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 115 "Investments in Debt and Equity Securities."

Lynch had historically provided substantial support services such as finance, cash management, legal, and human resources to its various business units. Lynch allocated the cost for these services among the business units supported, including Interactive, based principally on informal estimates of time spent by the corporate office on both Interactive and Lynch matters. In the opinion of management, the method of allocating these costs is reasonable; however, the costs of these services allocated to the Company are not necessarily indicative of the costs that would have been incurred by the Company on a stand-alone basis.

At the Spin Off, the employees of the corporate office of Lynch Corp. became employees of the Registrant and the Registrant will provide corporate management services to Lynch and charge a management fee for these services.

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

The above acquisition was accounted for as a purchase, and accordingly, the assets acquired and liabilities assumed were preliminarily recorded at their estimated fair market values.

The operating results of the acquired company are included in the Consolidated Statements of Operations from its acquisition date. The following unaudited proforma information shows the results of the Registrant's operations as though the acquisition of Central Scott was made at the beginning of 1998. (In Thousands of Dollars, except per share data.)




                                         THREE MONTHS ENDED       NINE MONTHS ENDED
                                           SEPTEMBER 30,             SEPTEMBER 30,
(IN THOUSANDS, EXCEPT PER SHARE DATA)     1999         1998        1999        1998
                                          ----         ----        ----        ----
Sales and Revenues .................   $  53,289   $  54,207    $ 158,603    $ 158,193
Operating Profit ...................       4,722       5,110       13,282       13,603
Income (Loss) from Continuing
  Operations Before Income Taxes and
  Minority Interest ................       1,782       2,905      (10,102)       6,737

Income (Loss) Before Extraordinary
  Item .............................         689       1,413       (7,822)       3,212
Income (Loss) Before Extraordinary
  Item Per Share ...................   $    0.49   $    1.00    $   (5.53)   $    2.27


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

Long-term  debt  consists of (all  interest  rates are at September  30,  1999):
Interest rates at December 31, 1998 were not significantly different except where noted.

                                                                                 SEPTEMBER 30,   DECEMBER 31,
LONG TERM DEBT CONSISTS OF:                                                          1999           1998
                                                                                -------------   -----------
Rural Electrification  Administration (REA) and Rural Telephone Bank (RTB) notes payable  through  2027 at fixed  interest  rates  ranging  from 2% to 7.5% (4.8%
weighted average), secured by assets of the telephone companies of $109.3
million ........................................................................   $  49,036    $  45,264

Bank Credit  facilities  utilized by certain  telephone  and  telephone  holding companies  through 2009,  $47.8 million at a fixed  interest rate averaging 8.2%
($33.7  million  averaging  8.9% at  December  31,  1998) and $14.0  million  at variable interest rates averaging 7.3% ($16.9 million averaging 7.3% at December
31, 1998) ......................................................................      61,781       50,623


Unsecured  notes issued in connection  with  acquisitions  through 2006,  all at
fixed interest rates averaging 9.0%                                                   28,114       28,003
Other ..........................................................................       3,283        3,773
                                                                                   ---------    ---------
                                                                                     142,214      127,663
Current Maturities .............................................................     (11,592)      (8,639)
                                                                                   ---------    ---------
                                                                                   $ 130,622    $ 119,024
                                                                                   =========    =========

E. EARNINGS PER SHARE


In December 1997, the Registrant's predecessor corporation adopted Statement of Financial Accounting Standards("SFAS") No. 128, Earnings Per Share which changed the methodology of calculating earnings per share. Basic earnings per common share amounts are based on the average number of common shares outstanding during each period, excluding the dilutive effects of options, warrants, and convertible securities. Diluted earnings per share reflect the effect, using the treasury stock method. All earnings per share amounts have been presented in accordance with, and where appropriate, restated to conform to the SFAS No. 128 requirements.


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

G.  SEGMENT INFORMATION

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


                                                             THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                SEPTEMBER 30,                 SEPTEMBER 30
                                                               1999          1998          1999           1998
                                                          -------------  ------------  ------------  -------------
Revenues:
Multimedia ..............................................   $  15,513    $  14,196    $  42,855    $  40,520
Services ................................................      37,312       39,135      112,907      114,629
                                                            ---------    ---------    ---------    ---------
Combined Total ..........................................   $  52,825    $  53,331    $ 155,762    $ 155,149
                                                            =========    =========    =========    =========
EBITDA (before corporate allocation):
Multimedia ..............................................   $   8,482    $   7,547    $  28,396    $  21,738
Services ................................................         534        1,020        1,962        2,545
Corporate expenses, gross ...............................        (520)        (156)      (1,690)      (1,242)
                                                            =========    =========    =========    =========
Combined total ..........................................   $   8,496    $   8,411    $  28,668    $  23,041
                                                            =========    =========    =========    =========

Operating profit:
Multimedia ..............................................   $   4,572    $   4,052    $  12,140    $  11,580
Services ................................................         208          699          969        1,591
Unallocated corporate expense ...........................        (211)          18         (716)        (718)
                                                            =========    =========    =========    =========
Total operating profit for reportable segments ..........   $   4,569    $   4,769    $  12,393    $  12,453
                                                            =========    =========    =========    =========
Other profit or loss:
Investment income .......................................   $     682    $     757    $   1,716    $   2,357
Interest expense ........................................      (2,874)      (2,545)      (8,121)      (7,984)
Equity in earnings of affiliated companies ..............          44           44          147          169
Reserve for impairment of investment in PCS license
holders .................................................        --           --        (15,406)        --

Gain on sales of subsidiary and affiliate stock and other
operating assets ........................................        --           --           --             13
                                                            =========    =========    =========    =========
Income (loss) before income taxes, minority interests and
extraordinary item ......................................   $   2,421    $   3,025    $  (9,271)   $   7,008
                                                            =========    =========    =========    =========

H.  Personal Communication Services

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

For the three months ended September 30, 1999, revenues decreased by $0.5 million as the acquisition of Central Scott Telephone Company aided in the multimedia's revenue increase of $1.2 million, which was offset by revenue decrease at The Morgan Group due to the above-mentioned factors.

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

Also of note, Lynch Interactive announced that as a result of the contract for the acquisition of East/West Communications, Inc. (BULLETIN BOARD:EWCM) BY OMNIPOINT CORPORATION (NYSE:OMPT), announced on Friday, October 22, 1999, Lynch Interactive's redeemable preferred stock of East/West, which is currently on Lynch Interactive's books for $4.5 million, will be redeemed at liquidation value plus accrued dividends at the time of closing. Consummation of the acquisition of East/West Communications, Inc. by Omnipoint Corporation is subject to satisfaction of numerous conditions, including, without limitation, receipt of requisite governmental approvals. This valuation amount is $8.5 million as of September 30, 1999.

The income tax provision (benefit) includes federal, as well as state and local taxes. The tax provision (benefit) for the three and nine months ended September 30, 1999 and 1998, represent effective tax rates of (43%) and 42%, respectively. The differences from the federal statutory rate are principally due to the effect of state income taxes and amortization of non-deductible goodwill. Of note, no state tax benefit has been provided for the reserve for the impairment of $15.4 million in the investment in PCS license holders.


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

FINANCIAL CONDITION
LIQUIDITY/CAPITAL RESOURCES


As of September 30, 1999, the Company had current assets of $52.7 million and current liabilities of $53.6 million. Working capital was therefore a negative $(0.9) million as compared to $5.6 million at December 31, 1998.

The first nine months capital expenditures were $8.2 million in 1999 and $7.1 million in 1998. Overall 1999 capital expenditures are expected to be approximately $3.2 million above the 1998 level due to additional expenditures for the Company's Kansas telephone operations.

At September 30, 1999, total debt was $158.3 million, which was $13.4 million more than the $144.9 million at the end of 1998. At September 30, 1999, there was $128.3 million of fixed interest rate debt averaging 7.0% and $30.1 million of variable interest rate debt averaging 7.8%. Debt at year end 1998 included $110.8 million of fixed interest rate debt, at an average interest rate of 7.1% and $34.1 million of variable interest rate debt at an average interest rate of 7.6%. Additionally, the Company had $16.6 million in unused lines of credit at December 31, 1998, of which $8.7 million was attributable to Morgan. At September 30, 1999, there was $16.0 million in unused lines of credit of which Morgan had $9.2 million available. As of September 30, 1999 and December 31, 1998, Interactive borrowed $13.2 million and $15.2 million under two short-term line of credit facilities with maximum availability totaling $20.0 million. These short-term lines of credit expire on August 31, 2000. Management anticipates that these lines will be renewed when they expire.

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


Lynch Interactive is conducting detailed negotiations regarding the private placement of an approximately $25 million convertible immediate term, interest bearing note, convertible into Lynch Interactive stock. The negotiations include an option by the purchaser, to sell the note to the Chairman of Lynch Interactive one year after issuance. There can be no assurance, whether because of market or business conditions, reasons specific to the parties or otherwise, that the contemplated terms of the note will not change or that the transaction will be consummated.


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


The Morgan Group, Inc. is in the process of remediating the Year 2000 issue, primarily through the replacement of a significant portion of its operating software. The implementation phase was completed in July 1999, with final testing completed in September 1999. The total cost of Year 2000 remediation is estimated to be approximately $0.4 million, of which approximately $0.3 million has been spent to date. Costs specifically associated with modifying internal use software are charged to expense as incurred. Morgan presently believes that its Year 2000 compliance program will essentially be completed on a timely basis, posing no significant internal operations problems. Management, at this time, sees no need for a contingency plan for internal Year 2000 software issues.

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


At September 30, 1999, approximately $30.1 million, or 19% of the Company's long-term debt and notes payable bears interest at variable rates. Accordingly, the Company's earnings and cash flows are affected by changes in interest rates. Assuming the current level of borrowings for variable rate debt and assuming a one percentage point change in the 1999 average interest rate under these borrowings, it is estimated that the Company's 1999 nine month interest expense would have changed by $0.2 million. In the event of an adverse change in interest rates, management would likely take actions to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, the analysis assumes no such actions. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.


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