Form 10-K
period 1999-12-31
LYNCH INTERACTIVE CORP
filed 2000-03-30
CIK 1088771

===============================================================================


                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1999         Commission file number 1-106

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from            to
                              ------------  ------------


                          LYNCH INTERACTIVE CORPORATION

             (Exact name of Registrant as specified in its charter)

            Delaware                                           06-145056
           --------                                            ---------
State of other jurisdiction                                (I.R.S. Employer
 incorporation or organization                            Identification No.)

401 Theodore Fremd Avenue, Rye, NY                               10580
----------------------------------                               -----
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code    (914) 921-8821
                                                      --------------

Securities registered pursuant to Section 12(b) of the Act:

 Title of each class                      Name of each exchange
 -------------------                      on which registered
Common Stock, No Par Value                American Stock Exchange

Securities registered pursuant to section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the Registrant (based upon the closing price of the Registrant's Common Stock on the American Stock Exchange on March 22, 2000 of $129.50 per share) was $135,439,360. (In determining this figure, the Registrant has assumed that all of the Registrant's directors and officers are affiliates. This assumption shall not be deemed conclusive for any other purpose.)

The number of outstanding shares of the Registrant's Common Stock was 1,412,183 as of March 22, 2000.

===============================================================================

                      DOCUMENTS INCORPORATED BY REFERENCE:

Part III: Certain portions of Registrant's Proxy Statement for the 2000 Annual Meeting of Shareholders.

FORWARD LOOKING INFORMATION

This Form 10-K contains certain forward looking information, including without limitation, a "harvesting" initiative (pg. 2), Item 1-I.A "Regulatory
Environment" and possible changes thereto and "Competition" (pgs. 5-7 Item 1.-I.B "Cable Television" (Pgs. 7-8), Item 1-I.C "Personal Communications and other Wireless Services," including without limitation the risks described (pgs. 9-11), Item 1-II. Morgan "Growth Strategy" (p. 11), "Independent Owner-Operators" (p. 13) Fuel Cost (p. 14), "Long-Lived Assets" (p.14) and "Risk Management, Safety and Insurance" (p. 14), Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," including without limitation Liquidity and Capital Resources, Year 2000 and Market Risk, and Notes to Financial Statements (Item 14(a) below). It should be recognized that such information are estimates or forecasts based upon various assumptions, including the matters, risks, and cautionary statements referred to therein, as well as meeting the Registrant's internal performance assumptions regarding expected operating performance and the expected performance of the economy and financial markets as it impacts Registrant's businesses. As a result, such information is subject to uncertainties, risks and inaccuracies, which could be material.

                                     PART I

ITEM 1. BUSINESS

 Lynch Interactive Corporation ("Interactive or the "Company") was incorporated in 1996 under the laws of the State of Delaware. On September 1, 1999, Interactive was spun-off by Lynch Corporation to its shareholders (the "Spin Off") and became a public company. Prior to the Spin Off, Interactive had no significant assets, liabilities or operations. As a successor to certain businesses of Lynch Corporation, Interactive became a diversified holding company with subsidiaries primarily engaged in multimedia and transportation services. Interactive's executive offices are located at 401 Theodore Fremd Avenue, Rye, New York 10580-1430. Its telephone number is 914/921-8821.

Interactive's business development strategy is to expand its existing operations through internal growth and acquisitions. It may also, from time to time, consider the acquisition of other assets or businesses that are not related to its present businesses. For the year ended December 31, 1999, multimedia operations provided 29% of the Company's consolidated revenues, and services operations provided 71% of the Company's consolidated revenues. As used herein, Interactive includes corporations, which are subsidiaries of Interactive.

In November 1998, Lynch Corporation announced a "harvesting" initiative, i.e., an effort to monetize certain assets, including considering selling all or portions of certain operating entities. These may include Interactive's minority interests in network affiliated television stations, and certain Interactive telephone operations where competitive local exchange carrier opportunities are not readily apparent. As part of this initiative, Interactive sold in December 1998 its DirectTV franchise serving certain counties in New Mexico for approximately $3.1 million. Interactive intends to continue this initiative. There is no assurance that any transaction can be consummated on terms favorable or acceptable to Interactive.

I.  MULTIMEDIA

A.  Telecommunications

Operations. Interactive conducts its telecommunications operations through subsidiary corporations. The telecommunications segment has been expanded through the selective acquisition of local exchange telephone companies serving rural areas and by offering additional services such as Internet service and long distance service. From 1989 through 1999, Interactive has acquired eleven telephone companies, four of which have indirect minority ownership of 2% to 20%, whose operations range in size from approximately 500 to over 10,000 access lines. The Company's telephone operations are located in Iowa, Kansas, Michigan, New Hampshire, New Mexico, New York, North Dakota and Wisconsin. As of December 31, 1999, total access lines were approximately 45,126, 100% of which are served by digital switches. In January 2000, Interactive signed a letter of intent to acquire a rural telephone company, which also has cellular, and other telecommunications and cable television interests, in the general magnitude of (though somewhat smaller than) its recent acquisition of Central Scott Telephone Company.

These subsidiaries' principal business is providing telecommunications services. These services fall into four major categories: local network, network access, long distance and other non-regulated telecommunications services. Toll service to areas outside franchised telephone service territory is furnished through switched and special access connections with intrastate and interstate long distance networks.

Interactive holds franchises, licenses, and permits adequate for the conduct of its business in the territories, which it serves.

Future growth in telephone operations is expected to be derived from the acquisition of additional telephone companies, from providing service to new customers or additional services to existing customers, from upgrading existing customers to higher grades of service, and from additional service offerings.

The following table summarizes certain information regarding Interactive's multimedia operations

                                                                        Years Ended December 31,
                                                                      1997          1998        1999
                                                                    ---------     ---------   ----------
Telecommunications Operations

Access lines* ....................................................     36,525      37,604      45,126
  % Residential ..................................................         75%         75%         75%
  % Business .....................................................         25%         25%         25%
Internet Subscribers .............................................      3,506       7,977      15,524
Cable Subscribers + ..............................................      4,660       4,709       4,642

Total Multimedia Revenues
Telecommunications Operations
 Local Service ...................................................         13%         13%         16%
 Network Access & Long Distance ..................................         69%         67%         64%
 Non-Regulated & Other** .........................................         15%         17%         17%
                                                                     --------    --------    --------
 Total Telecommunications Operations .............................         97%         97%         97%
                                                                     --------    --------    --------
Cable Operations .................................................          3%          3%          3%
                                                                     --------    --------    --------
Total Multimedia Revenues ........................................        100%        100%        100%

($ in 000)
Total Revenues ...................................................   $ 47,908    $ 54,622    $ 59,011
EBITDA++ .........................................................     24,666      29,389      31,443
Depreciation & Amortization ......................................     12,175      12,995      14,115
Capital Expenditures .............................................     10,914      11,028      11,742
Total Assets .....................................................   $196,285    $195,010    $211,622

* An "access line" is a telecommunications circuit between the customer's establishment and the central switching office.

** Non-regulated and other revenues include Internet, PCS, Direct Broadcast Satellite and other non-regulated revenues. + Does not include certain cable systems in northeast Kansas, where a subsidiary of Registrant is suing a 20% partner in CLR Video for diverting an opportunity to acquire such additional systems.

++ EBITDA is earnings before interest, taxes, depreciation and amortization, and corporate overhead allocation.


Telephone Acquisitions. Interactive pursues an active program of acquiring operating telephone companies. From January 1, 1989 through December 31, 1999, Interactive has acquired eleven telephone companies serving a total of approximately 38,600 access lines at the time of these acquisitions for an aggregate consideration totaling approximately $138.0 million. Such acquisitions are summarized in the following table:

ACQUISITION HISTORY

                                                           Number of       Number of       Annual
                                             Year of      Access Lines   Access Lines     Revenues     Ownership
Company                                    Acquisition    Yr. of Acq.      12/31/99       12/31/99     Percentage
-------                                    -----------    -----------      --------       --------     ----------
                                                                            ($ in 000)
Western New Mexico Telephone Co.              1989           4,200          6,516        $17,105            83.1
Inter-Community Telephone Co. (a)             1991           2,550          2,624          3,305           100.0
Cuba City Telephone Co. &
  Belmont Telephone Co.                       1991           2,200          2,685          2,070            81.0
Bretton Woods Telephone Co.                   1993             250            623            688           100.0
JBN Telephone Co. (b)                         1993           2,300          2,776          4,388            98.0
Haviland Telephone Co.                        1994           3,800          4,186          4,114           100.0
Dunkirk & Fredonia Telephone Co.
  & Cassadaga Telephone Co.                   1996          11,100         12,661         13,673           100.0
Upper Peninsula Telephone Co.                 1997           6,200          7,009          9,854           100.0
Central Scott Telephone Co.                   1999           6,000          6,046          4,787           100.0

(a) Includes 1,350 access lines acquired in 1996.
(b) Includes 354 access lines acquired in 1996.

In  1997,   Interactive   acquired  Upper   Peninsula   Telephone   Company  for
approximately $26,500,000, and in 1999 Interactive acquired Central Scott Telephone Company for approximately $28,100,000.

Interactive continually evaluates acquisition opportunities targeting domestic rural telephone companies with a strong market position, good growth potential and predictable cash flow. In addition, Interactive generally seeks companies with excellent local management already in place who will remain active with their company. Recently, certain large telephone companies have offered certain of their rural telephone exchanges for sale, often on a state-wide or larger area basis. Interactive has and in the future may, bid on such groups of exchanges. Telephone holding companies and others actively compete for the acquisition of telephone companies and such acquisitions are subject to the consent or approval of regulatory agencies in most states. While management believes it will be successful in making additional acquisitions, any acquisition program is subject various risks, including being able to find and complete acquisitions at an attractive price and being able to integrate and operate successfully any acquisition made. See "Harvesting" initiative at page 2 above.

Related Services and Investments. Interactive also provides non-regulated telephone related services, including internet access service and long distance resale service, in certain of its telephone service (and adjacent) areas. Interactive also intends to provide local telephone and other telecommunications service outside certain of its franchise areas by establishing competitive local exchange carrier (CLEC) operations in certain nearby areas. Affiliates of eight of Interactive's telephone companies now offer Internet access service. At December 31, 1999, Internet access customers totaled approximately 15,524 compared to approximately 8,000 at December 31, 1998.

In late 1998, an affiliate of Dunkirk & Fredonia Telephone Company began providing long distance resale service, and affiliates of certain of Interactive's other telephone companies are considering becoming long distance resellers. An affiliate of Dunkirk & Fredonia Telephone Company began providing
(CLEC) service on a resale basis in neighboring Dunkirk, NY in the second quarter of 1999, and on March 1, 2000, they announced that would be entering into the Buffalo market. Affiliates of Inter-Community Telephone Company in North Dakota, and Western New Mexico Telephone Company in New Mexico have filed with the state regulatory commissions to provide CLEC services in those states. Final plans to offer CLEC service in areas adjacent to Interactive's telephone operations in those states have not been completed. In December 1998, Interactive also acquired a 10 MHZ personal communications service (PCS) license for the Basic Trading Area (BTA) covering the Las Cruces, New Mexico market and is considering how to utilize that license. BTAs are used by the FCC to designate the geographic area covered by a PCS License. BTAs are based on materials copyright to the Rand McNally 1992 Commercial Atlas & Marketing Guide and divide the United States into 493 separate geographic areas. The Las Cruces BTA covers a population of approximately 197,166 (as of the 1990 census), and Las Cruces is the principal city in the BTA. The company is currently developing plans to utilize this license.

Central Scott provides long distance resale service. In addition, Central Scott has a 10 MHz PCS License for its wireline territory. Central Scott is also approximately 14% minority owner of an entity that has a 10 MHz PCS License for portions of Clinton and Jackson Counties in Iowa.

At December 31, 1999, Interactive owned minority interests in certain entities that provide wireless cellular telephone service in several Rural Service Areas ("RSAs") in New Mexico and North Dakota, covering areas with a total population of approximately 231,000, of which Interactive's proportionate interest is approximately 46,000. The company accounts for its net investment in the RSAs under the equity method.

There is no assurance that Registrant can successfully develop these businesses or that these new or expanded businesses can be made profitable within a reasonable period line. Such businesses, in particular any CLEC business, would be expected to operate at losses initially and for a period of time.

Regulatory Environment. Operating telephone companies are regulated by state regulatory agencies with respect to its intrastate telephone services and the Federal Communications Commission ("FCC") with respect to its interstate telephone service and, with the enactment of the Telecommunications Act of 1996 (the "1996 Act"), certain other matters relating principally to fostering local and intrastate competition.

Interactive's telephone subsidiaries participate in the National Exchange Carrier Association ("NECA") common line and traffic sensitive tariffs and participate in the access revenue pools administered by NECA for interstate services. Where applicable, Interactive's subsidiaries also participate in similar pooling arrangements approved by state regulatory authorities for intrastate services. Such interstate and intrastate arrangements are intended to compensate local exchange carriers ("LEC's"), such as Interactive's operating telephone companies, for the costs, including a fair rate of return, of facilities furnished in originating and terminating interstate and intrastate long distance services.

In addition to access pool participation, certain of Interactive's subsidiaries are compensated for their intrastate costs through billing and keeping access charge revenues (without participating in an access pool). The intrastate access charge revenues are developed based on intrastate access rates filed with the state regulatory agency.

In addition, a 1989 FCC decision provided for price cap regulation for certain interstate services. The price cap approach differs from traditional rate-of-return regulation by focusing primarily on the prices of communications services. The intention of price cap regulation is to focus on productivity and the approved plan for telephone operating companies. This allows for the sharing with its customers of profits achieved by increasing productivity. Alternatives to rate-of-return regulation have also been adopted or proposed in some states as well. Inter-Community Telephone Company is an example of one such subsidiary, which has elected a price cap limitation on intrastate access charges. However, management does not believe that this agreement will have a material effect on the Company's results. In certain states, regulators have ordered the restructuring of local service areas to eliminate nearby long distance calls and substitute extended calling areas.

Various aspects of federal and state telephone regulation have in recent years been subject to re-examination and on-going modification. In February 1996, the Telecommunications Act of 1996 (the "1996 Act"), which is the most substantial revision of communication law since the 1930's, became law. The 1996 Act is intended generally to allow telephone, cable, broadcast and other telecommunications providers to compete in each other's businesses, while loosening regulation of those businesses. Among other things, the Act (i) would allow major long distance telephone companies and cable television companies to provide local exchange telephone service; (ii) would allow new local telephone service providers to connect into existing local telephone exchange networks and purchase services at wholesale rates for resale; (iii) would provide for a commitment to universal service for high-cost, rural areas and authorizes state regulatory commissions to consider their status on certain competition issues;
(iv) would allow the Regional Bell Operating Companies to offer long distance telephone service and enter the alarm services and electronic publishing businesses; (v) would remove rate regulation over non-basic cable service in three years; and (vi) would increase the number of television stations that can be owned by one party.

Although the FCC has completed numerous regulatory proceedings required to implement the 1996 Act, the FCC is still in the process of promulgating new regulations covering these and related matters. For certain issues, the FCC bifurcated the proceedings between price cap and rate-of-return companies or in the case of the Universal Service Fund (USF) between rural and non-rural companies. In several cases, the regulations for the price-cap (or non-rural) local exchange carriers (LECs) have been or are being determined first, followed by separate proceedings for rate-of-return (or rural) companies. Since all of Interactive's telephone subsidiaries are rural, rate-of-return companies for the interstate jurisdiction, many of the issues are yet to be resolved by the FCC for Interactive's subsidiaries. Current or anticipated proceedings, which could have significant revenue impacts for rural, rate-of-return companies, include changes in access charge regulations, jurisdictional separations rules (which allocate costs between interstate and intrastate services), reevaluation of the interstate rate-of-return and permanent USF procedures.

The USF is intended, among other things, to provide special support funds to high cost rural LECs so that they can provide affordable services to their customers notwithstanding their high cost due to low population density. In May 1997, the FCC adopted interim USF procedures effective January 1, 1998, which continue to use actual embedded costs for rural companies. The interim procedures transferred the Weighted DEM (which is a subsidy related to central office switching equipment) and Long-Term Support (LTS) to the USF and required all telecommunications companies (including Interactive's telephone subsidiaries) to contribute to the fund. In addition, a cap was implemented on the amount of corporate expense allowable for the computation of USF. The interim rules are expected to be in effect until January 1, 2001. This is the earliest date that a transition to a new universal service support mechanism may begin. On July 1, 1998, the Federal-State Joint Board on Universal Service
(Joint Board) appointed a Rural Task Force ("RTF") to address changes to the universal service support mechanisms for rural carriers. All of Interactive's telephone companies are designated as rural carriers for universal service support. On September 30, 2000 (i.e., nine months after the implementation of a new universal service plan for non-rural carriers) the RTF is scheduled to make recommendations to the Joint Board regarding any changes required to the current universal service support mechanism for rural carriers. This includes, but is not limited to, reviewing a proxy model built on Forward-Looking Economic Costs
(FLEC).

The FCC adopted permanent USF procedures for non-rural carriers effective January 1, 2000. The new Federal universal service support mechanism for non-rural carriers utilizes the FCC's synthesis cost proxy model with a hold-harmless provision. The hold-harmless provision ensures that the non-rural carrier will receive at least as much Federal USF as they had been receiving under the previous system. The FCC is currently in the process of determining how long the hold-harmless provision should last for non-rural carriers.

In addition to the changes to universal service, the FCC also has open dockets related to access charges, jurisdictional separations and rate-of-return reevaluation. The FCC made several changes to access charges for price cap companies in May 1997. The FCC issued a proposal for similar changes to access charges for rate-of-return carriers in June 1998. In October 1997, the FCC initiated a proceeding where companies provided comments to the FCC regarding how costs should be allocated between the intrastate and interstate jurisdictions. In October 1998, the FCC requested comments regarding whether the interstate rate-of-return was at the appropriate rate. No final decision regarding proposed changes for rate-of-return carriers related to access charges, jurisdictional separations or rate-of-return reevaluation has been issued by the FCC. Since interstate revenues constituted approximately 50% of the regulated revenues of the Registrant's telephone companies in 1998, modifications to access charges, separations, rate-of-returns, and/or USF could have a material effect. It is impossible to determine the impact of these proposed changes on the Registrant's telephone companies at this time.

Interactive cannot predict the effect of the 1996 Act, state initiatives and new proposed Federal and state regulations. Interactive's local exchange carrier telephone operations do not have significant wireline competition at the present time. Because of the rural nature of their operations and related low population density, they are primarily high cost operations, which receive substantial Federal and state subsidiaries. The regulatory environment for LEC operations has begun to change. A principal purpose of the 1996 Act was to encourage competition in local telephone services. Though the 1996 Act reaffirmed Federal policy of universal telephony service at fair and reasonable rates, the 1996 Act and related proceedings will also change the method of subsidizing high cost rural LECs such as Interactive's and the new methods have not yet been finally determined. Similar regulatory changes have also been initiated in many of the states in which Interactive operates. Because of its low population density and high cost operations, Interactive believes that competition will be slower in coming to most of its service areas than to larger urban areas. Interactive also believes that a satisfactory subsidization mechanism will be developed to compensate Interactive's LECs for their high cost service areas; however, these are very significant issues to Interactive and there can be no assurance as to how such issues will ultimately be determined.

Competition. All of Interactive's current telephone companies are currently monopoly wireline providers in their respective area of local telephone exchange service; although there can be no assurance that this will continue. However, as a result of the 1996 Act, FCC and state regulatory authority initiatives and judicial decisions, competition has been introduced into certain areas of the toll network wherein certain providers are attempting to bypass local exchange facilities to connect directly with high-volume toll customers. For example, in the last few years the States of New Mexico, New York, Michigan, Wisconsin and Kansas passed or amended telecommunications bills intended to introduce more competition among providers of local services and reduce regulation. Regulatory authorities in certain states, including New York, have taken steps to promote competition in local telephone exchange service, by requiring certain companies to offer wholesale rates to resellers. A substantial impact is yet to be seen on Interactive's telephone companies. Interactive's subsidiaries do not expect bypass to pose a significant near-term competitive threat due to a limited number of high-volume customers they serve. In addition, cellular radio or similar radio-based wireless services, including personal communication services ("PCS"), and cable television and internet based services could provide an alternative local telephone exchange service as well as possible competition from electric companies.

Interactive's telephone companies, in the aggregate, own approximately 10,000 miles of cable and 1,000 miles of fiber optic cable. Substantially all of the telephone companies' properties are encumbered under mortgages and security interests, principally to the Rural Utilities Services. See Item 2. Properties
                                                        ------------------

B.   Cable Television/Broadcasting

Cable Television

It  is  part  of  Registrant's   strategy  to  own  cable  television   systems,
particularly in markets where Registrant is the telephone operator and adjacent areas. The following table sets forth Registrant's cable interests:

                                                        Number of
                                                       Subscribers
                             Year of      Cost of          at       Annual Revenues Ownership
 Company                    Acquisition  Acquisition   Acquisition     12/31/99     Percentage
--------------------------- -----------  -----------   -----------  -------------   ----------
Haviland Telephone Company     1994        200,000(1)      176      $     46,000     100%
CLR Video                      1995      5,200,000       4,489      $1,728,000        60%
Falcon/Westcom                 1999      3,690,000(2)    3,053(2)   $1,040,000(2)     60%(3)

(1)      Allocated portion of total purchase price.
(2) Lynch Multimedia is suing Robert C. Carson, an affiliate of a 20% partner in CLR Video and the former President and General Manager of CLR Video, for diverting these properties from CLR Video to Carson Communications, Inc. Information of these systems is estimated.
(3)      Subject to a 20% profits interest awarded to Mr. Carson.

In late March 1999, Robert C. Carson, an affiliate of the 20% partner in CLR Video and the former President and General Manager, caused Carson Communications, Inc. to close on the acquisition of the Falcon/Westcom cable systems, which Registrant claims as diverted from and belong to CLR Video. As a result, in April 1999, Registrant's subsidiary, Lynch Multimedia Corporation, filed a lawsuit in the Federal District Court in Wichita, Kansas, against Mr. Carson, Carson Communications, Inc. and the Robert C. Carson Trust, claiming that they diverted the acquisition of Falcon/Westcom cable systems from CLR Video to Carson Communications, Inc. in violation of the CLR Video operating agreement and their fiduciary obligations to CLR Video. The complaint contends that a constrictive trust has been created and the diverted properties belong to CLR Video and seeks an order of specific performance requiring the Carson defendants to offer the Falcon/Westcom systems to CLR on the same terms that they acquired the systems. In the alternative, Lynch Multimedia seeks damages in the amount of $12.5 million. The complaint also seeks punitive damages. The lawsuit is expected to go to trial in the summer of 2000.

Registrant also has letters of intent to acquire additional systems.

Broadcasting

See the "Harvesting" initiative at page 2 above concerning the television operations.

STATION WHBF-TV - Lynch Entertainment Corporation ("Lynch Entertainment I"), a wholly-owned subsidiary of Interactive, and Lombardo Communications, Inc., wholly-owned by Philip J. Lombardo, are the general partners of Coronet Communications Company ("Coronet"). Lynch Entertainment I has a 20% interest in Coronet and Lombardo Communications, Inc. has an 80% interest. Coronet owns a CBS-affiliated television station WHBF-TV serving Rock Island and Moline, Illinois and Davenport and Bettendorf, Iowa.

STATION WOI-TV - Lynch Entertainment Corporation II ("LEC-II"), a wholly-owned subsidiary of Interactive, owns 49% of the outstanding common shares of Capital Communications Corporation ("Capital") and convertible preferred stock, which when converted, would bring LEC-II's common share ownership to 50%. On March 1, 1994, Capital acquired the assets of WOI-TV for $12.7 million. WOI-TV is an ABC affiliate and serves the Ames/Des Moines, Iowa market. Lombardo Communications, Inc. II, controlled by Philip J. Lombardo, has the remaining share interest in Capital.

Operations. Revenues of a local television station depend to some extent upon its relationship with an affiliated television network. In general, the affiliation contracts of WHBF-TV and WOI-TV with CBS and ABC, respectively, provide that the network will offer to the affiliated station the programs it generates, and the affiliated station will transmit a number of hours of network programming each month. The programs transmitted by the affiliated station generally include advertising originated by the network, for which the network is compensated by its advertisers.

The affiliation contract provides that the network will pay to the affiliated station an amount which is determined by negotiation, based upon the market size and rating of the affiliated station. Typically, the affiliated station also makes available a certain number of hours each month for network transmission without compensation to the local station, and the network makes available to the affiliated station certain programs which will be broadcast without advertising, usually public information programs. Some network programs also include "slots" of time in which the local station is permitted to sell spot advertising for its own account. The affiliate is permitted to sell advertising spots preceding, following, and sometimes during network programs.

A network affiliation is important to a local station because network programs, in general, have higher viewer ratings than non-network programs and help to establish a solid audience base and acceptance within the market for the local station. Because network programming often enhances a station's audience ratings, a network-affiliated station is often able to charge higher prices for its own advertising time. In addition to revenues derived from broadcasting network programs, local television stations derive revenues from the sale of advertising time for spot advertisements, which vary from 10 seconds to 120 seconds in length, and from the sale of program sponsorship to national and local advertisers. Advertising contracts are generally short in duration and may be canceled upon two-weeks notice. WHBF-TV and WOI-TV are represented by a national firm for the sale of spot advertising to national customers, but have local sales personnel covering the service area in which each is located. National representatives are compensated by a commission based on net advertising revenues from national customers.

Competition. WHBF-TV and WOI-TV compete for revenues with local television and radio stations, cable television, and other advertising media, such as newspapers, magazines, billboards and direct mail. Generally, television stations such as WHBF-TV and WOI-TV do not compete with stations in other markets.

Other sources of competition include community antenna television ("CATV") systems, which carry television broadcast signals by wire or cable to subscribers who pay a fee for this service. CATV systems retransmit programming originated by broadcasters, as well as providing additional programming that is not originated on, or transmitted from, conventional broadcasting stations. In addition, some alternative media operators, such as multipoint distribution service owners, provide for a fee and on a subscription basis, programming that is not a part of regular television service. Additional program services are provided by low-power television stations and direct broadcast satellites provide video services as well.

Federal Regulation. Television broadcasting is subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the "Communications Act"). The Communications Act, and/or the FCC's rules, among other things, (i) prohibit the assignment of a broadcast license or the transfer of control of a corporation holding a license without the prior approval of the FCC; (ii) prohibit the common ownership of a television station and a daily newspaper in the same market; (iii) prohibit ownership of a CATV system and television station in the same market; (iv) restrict the total number of broadcast licenses which can be held by a single entity or individual or entity with attributable interests in the stations and prohibits such individuals and entities from operating or having attributable interests in most types of stations in the same service area (loosened in the 1996 Act); and (v) limit foreign ownership of FCC licenses under certain circumstances. See Regulatory Environment under A. above for a description of certain provisions of the 1996 Act including in particular those, which would remove the regulations over non-basic cable service in three years and permit telephone service providers to provide cable service. In calculating media ownership interests, The Company's interests may be aggregated under certain circumstances with certain other interests of Mr. Mario J. Gabelli, Chairman and Chief Executive Officer of the Company, and certain of his affiliates.

Television licenses are issued for terms of eight years and are renewable for terms of eight years. The current licenses for WHBF-TV and WOI-TV expire on December 1, 2005 and February 1, 2006, respectively.

Other

See the "harvesting" initiative at page 2 as to sale of Interactive's DirectTV franchise in certain parts of New Mexico. In December 1998, Interactive sold for approximately $3.1 million its right to market direct broadcasting TV services via satellite in New Mexico. Financial results for the operation had not been material.

C.   Personal Communications and Other Wireless Services.

A  subsidiary  of   Interactive   is  a  49.9%   limited   partner  in  Fortunet
Communications, L.P. ("Fortunet"). Fortunet is the successor to five partnerships that won 30-megahertz personal communications services ("PCS") licenses in the FCC's C-Block auction (restricted to small businesses and certain other qualifying bidders), which concluded in 1996. Fortunet won 31 licenses in 17 states covering a population of approximately 7 million people. The licenses had an aggregate purchase price of $216 million after a 25% bidding credit.

Under FCC rules, Fortunet made a down payment equal to 10% of the cost (net of bidding credits) of the licenses ($21.6 million). The Government provided
10-year installment financing, interest only for the first six years at an interest rate of 7% per annum. Interactive's subsidiary has loaned Fortunet an aggregate of approximately $24.0 million to fund the down payments and the first interest payment on the licenses. The 50.1% general partner has no obligation to provide loans or additional funds to Fortunet.

Certain C-Block licensees, including Fortunet, experienced substantial financial problems in connection with servicing the FCC installment debt and/or building out the licenses. The three largest C-Block licensees filed for protection under the Federal Bankruptcy Act. As a result, the FCC in March 1997, suspended interest payments on the FCC installment debt while it examined the situation. In September 1997 the FCC gave C-Block licensees four alternatives with respect to their licenses. In the third quarter of 1997, Interactive provided a reserve of 30% of its subsidiary's investment in Fortunet ($4.6 million after-tax).

In June 1998, Fortunet, pursuant to the FCC restructuring program, elected to give up all of its PCS licenses, except for 15 MHZ licenses in Tallahassee, Panama City and Ocala, Florida. It used the FCC credits from the returned licenses to pay the remaining purchase prices for the retained Florida licenses. Fortunet also received back $3.9 million from the FCC, which was used to pay down a portion of Fortunet's loan from Interactive's subsidiary. This reduced the loan to Fortunet to approximately $20 million. On April 15, 1999, the FCC completed a reauction of all the "C Block" licenses that were returned to it subsequent to the original auction, including the 15 MHZ licenses that Fortunet returned on June 8, 1998, in the basic trading areas of Tallahassee, Panama City, and Ocala, Florida. In that reauction, the successful bidders paid a total of $2.7 million for the three licenses as compared to the $18.7 million carrying amount of Interactive's investment in Fortunet. In the quarter ended March 31, 1999, Interactive recorded a reserve of $15.4 million to write down its investment in Fortunet to reflect the amount bid for similar licenses in the reauction, plus an additional $0.7 million of capitalized expenses, to leave a net carrying value of $3.4 million at December 31, 1999. The Company is considering spinning off its 49.9% interest in Fortunet.

Another subsidiary of Interactive, Lynch PCS Corporation F ("LPCSF"), was a 49.9% limited partner in Aer Force Communications B, L.P. ("Aer Force"). In the FCC's F-Block Auction (restricted to small businesses and certain other qualifying bidders) of 10 megahertz PCS licenses, Aer Force won five licenses in four states covering a population of approximately 20 million people. The licenses had an aggregate purchase price of $19 million after a 25% bidding credit. In December 1997, East/West Communications, Inc. ("East/West") succeeded to the assets and liabilities of Aer Force, with LPCSF receiving 49.9% of the common stock. Immediately thereafter, Lynch spun-off 39.9% of the common stock of East/West to Lynch Corporation shareholders and transferred 10% of East/West stock to Gabelli Funds, Inc. ("GFI") in satisfaction of an obligations to pay it 10% of the net profits of Aer Force (after an assumed cost of capital). Interactive then owned 7,800 shares ($7,800,000 par and liquidation value) of 5% payment-in-kind preferred stock of East/West with a carrying value of $4.8 at December 31, 1999. In February 2000, East/West was merged into Omnipoint Corporation and Interactive received approximately $8.7 million for its preferred stock interest.

Another subsidiary of Interactive, Lynch PCS Corporation G ("LPCSG") had an agreement with Rivgam Communications L.L.C. ("Rivgam"), a subsidiary of GFI, which won licenses in the FCC's D and E Block PCS Auctions for 10 megahertz PCS licenses, to receive a fee equal to 10% of the realized net profits of Rivgam (after an assumed cost of capital) in return for providing bidding and certain other services. Rivgam won 12 licenses in seven states covering a population of 33 million, with an aggregate cost of $85.1 million. In December 1998, Rivgam settled its obligation under said agreement by transferring to LPCSG its 10 MHZ PCS license for the Las Cruces, New Mexico, market.

LPCSG also has an agreement with Bal/Rivgam LLC (in which GFI has a 49.9% equity interest), which won licenses in FCC's Wireless Communications Services ("WCS") Auction in 1997, to receive a fee equal to 5% of the realized net profits of Bal/Rivgam (after an assumed cost of capital), in return for providing bidding and certain other services to Bal/Rivgam. Bal/Rivgam won 5 WCS licenses covering a population of approximately 42 million with an aggregate cost of $0.7 million. LPCSG also has an agreement to provide BCK\Rivgam L.L.C., in which GFI has a 49.9% equity interest, with similar services in connection with the FCC's Local Multipoint Distribution Services ("LMDS") Auction ended on March 25, 1998. Subject to final grant, BCK/Rivgam won three licenses covering a population of
1.3 million with an aggregate cost of $6.1 million. LPCSG has an agreement to receive 5% of the net profits of BCK\Rivgam (after an assumed cost of capital).

Betapage Communications, L.L.C., a 49.9% owned limited liability company, was a winning bidder in the recently concluded 929MHz auction for paging licenses. Betapage won 24 paging licenses covering a population of 76.7 million for an aggregate cost of $77,000.

Another subsidiary of Registrant is a 49.9% owner of PTPMS Communications, L.L.C. ("PTPMS"), which has filed an application to bid in the FCC's upcoming auction of licenses for fixed point-to-point microwave services scheduled to begin in April 2000. That subsidiary has loaned PTPMS approximately $13.0 million for bidding purposes. There can be no assurance that PTPMS communications will win any licenses or if it win any licenses, whether such licenses can be successfully exploited.

Registrant expects to continue to participate in the spectrum auctions being conducted by the FCC.

FCC rules impose build-out requirements that require PCS licensees to provide adequate service to at least one-third of the population in the licensed area within five years from the date of grant and to at least two-thirds within ten years, as well as build out requirements for WCS, LMDS and paging licenses. Neither Fortunet nor East/West has begun any build out of their licenses. There are also substantial restrictions on the transfer of control of C and F Block PCS licenses, WCS licenses, LMDS licenses and paging licenses.

There are many risks relating to PCS communications including without limitation, the high cost of PCS licenses, the fact that it involves start-up businesses, raising the substantial funds required to pay for the licenses and the build out, determining the best way to develop the licenses and which technology to utilize, the small size and limited resources of Fortunet compared to other potential competitors, existing and changing regulatory requirements, additional auctions of wireless telecommunications spectrum and actually building out and operating new businesses profitably in a highly competitive environment (including already established cellular telephone operators and other new PCS licensees). There are also similar risks as to WCS, LMDS and paging licenses. There can be no assurance that any licenses granted to Fortunet, or other entities in which subsidiaries of Registrant have interests, can be successfully sold or financed or developed, with Registrant's subsidiaries recovering their debt and equity investments.

II. SERVICES

The Morgan Group, Inc.

The Morgan Group Inc. (including subsidiaries, "Morgan") is Interactive's only service subsidiary. On July 22, 1993, Morgan completed an initial public offering ("IPO") of 1,100,000 shares of its Class A common stock, $.015 par value, at $9.00 per share. As a result of this offering, Interactive's equity ownership in Morgan was reduced from 90% to 47%, represented by its ownership of 1,200,000 shares of Class B common stock. In December 1995, Interactive acquired from Morgan 150,000 shares of Class A common stock (plus $1.3 million in cash plus accrued dividends) in exchange for its 1,493,942 shares of Series A Preferred Stock of Morgan. As of March 19, 1999, Morgan repurchased 102,528 shares of its Class A common stock at $9.00 per share in a "Dutch Auction." At March 25, 1999, Interactive's equity ownership in Morgan was approximately 55%. Because the Class B common stock is entitled to two votes per share, its voting interest in Morgan at March 25, 1999 was approximately 70% and, therefore, Interactive continues to consolidate Morgan's results in its financial statements. Morgan Class A common stock is listed on the American Stock Exchange under the symbol "MG."

Morgan is the nation's largest publicly owned service company in managing the delivery of manufactured housing, commercial vehicles and specialized equipment in the United States, and through its wholly owned subsidiary, Morgan Drive Away, Inc. has been operating since 1936. Morgan provides outsourcing transportation services through a national network of approximately 1,320 independent owner-operators and 1,470 other drivers who are its employees (primarily part-time). Morgan dispatches its drivers from 98 locations in 32 states. Morgan's largest customers include Oakwood Homes Corporation, Fleetwood Enterprises, Inc. Champion Enterprises, Inc., Winnebago Industries, Inc. Cavalier Homes, Inc., Clayton Homes, Four Seasons Housing, Inc., Thor Industries, Inc., Fairmont Homes, Inc. and Ryder Systems, Inc. Morgan also provides certain insurance and financing services to its owner-operators through its subsidiaries, Interstate Indemnity Company ("Interstate") and Morgan Finance, Inc. ("Finance").

Growth Strategy. Morgan's strategy is to focus on the profitable core transportation services of manufactured housing and driver outsourcing. Morgan will also look for opportunities to grow through expansion in the niche businesses already being serviced, along with pursuing acquisitions or joint ventures in related industries. In addition, Morgan will look to expand insurance product offerings to drivers through its Interstate subsidiary. Morgan is continuously reviewing potential acquisitions and joint venture opportunities, and is engaged in negotiations from time to time. There can be no assurance that any future acquisitions will be effected or, if effected, that they can be successfully integrated with Morgan's business. To enhance profitability, Morgan is continuing the process of reducing overhead costs.

Industry Information. Morgan's business is substantially dependent upon the manufactured housing industry. Morgan's operations are affected by, among other things, fluctuations in interest rates and availability of credit of purchasers of manufactured homes and motor homes, and the availability, and price of motor fuels. This industry has been subject to broad productions cycles. Currently, the manufactured housing industry is experiencing an industry-wide decline in shipments, which is having an adverse impact on Morgan's operating revenues and profitability. Morgan recently reduced administrative staff by approximately 25% and is instituting other cost cutting measures.

Competition. All of Morgan's activities are highly competitive. In addition to fleets operated by manufacturers, Morgan competes with several large national interstate carriers, many of whom have substantially greater resources than Morgan, and numerous small regional or local interstate and intrastate carriers. Morgan's principal competitors in the manufactured housing and specialized outsourcing services marketplaces are privately owned. No assurance can be given that Morgan will be able to maintain its competitive position in the future.

Competition among carriers is based on the rate charged for services, quality of service, financial strength and insurance coverage. The availability of tractor equipment and the possession of appropriate registration approvals permitting shipments between points required by the customer may also be influential.

Lines of Business. Morgan operates in these lines of businesses: Manufactured Housing, Driver Outsourcing, Specialized Outsourcing

Services, and Insurance and Finance.

The largest portion of Morgan's operating revenues is derived from transportation of manufactured housing, primarily new manufactured homes. A manufactured home is an affordable housing alternative. During 1999, the manufactured housing industry is experiencing a decline in shipments. However, Morgan believes the manufactured housing industry production over the long-term should continue to grow along with the general economy, especially when employment statistics and consumer confidence remain strong. There is no assurance, however, that manufactured housing production will increase. Unit production by the manufactured housing industry (considering double-wide homes as two shipments) in the United States decreased by approximately 5% from 602,000 in 1998 to 574,000 in 1999. In 1998, the increases was 8%.

Manufactured Housing provides specialized transportation to companies which produce new manufactured homes, modular homes, and office trailers. In addition, Manufactured Housing transports used manufactured homes and offices for individuals, businesses, and the U.S. Government. Based on industry shipment data available from the MHI, and Morgan's knowledge of the industry and its principal competitors, Morgan believes that it is the largest transporter of manufactured homes in the United States. Manufactured Housing ships products through approximately 1,015 independent owner-operators some who drive specially modified semi-tractors, referred to as "toters," used in manufactured housing transportation to reduce combined vehicle length. Makers of manufactured housing generally ship their products no more than a few hundred miles from their production facilities. Therefore, to serve the regional structure of this industry, Morgan positions its dispatch offices close to the production facilities it is serving.

Morgan's Driver Outsourcing line of business provides outsourcing transportation services primarily to manufacturers of recreational vehicles, commercial trucks, and other specialized vehicles through a network of service centers in nine states. Driver outsourcing engages the services of approximately 1,470 drivers who are outsourced to customers to deliver the vehicles. In 1999, driver outsourcing delivered approximately 49,900 units.

Morgan's Specialized Outsourcing Services line of business consists of large trailer ("Towaway") delivery, travel and other small trailer delivery ("pick up") and presently another specialized service called ("Decking"). In 1999, the Towaway operation moved approximately 14,600 large trailers. Decking is the delivery of two to four over-the-road highway tractors by means of mounting one or more tractors on the rear of a preceding tractor. In 1997, Morgan initiated transportation and delivery service called "Decking." Morgan contracts with approximately 305 owner-operators to provide towaway and travel and other small trailer services. Morgan is currently reviewing these businesses as to their financial and strategic fit with the organization.

Morgan's insurance and finance line of business provides insurance and financing to Morgan's drivers and independent owner-operators.

Selected Operating and Industry Participation Information. The following table sets forth certain operating and industry participation information for each of the five years ended December 31, 1999.

Manufactured Housing
  Operating Information:                           1995        1996        1997       1998        1999
                                                   ----        ----        ----       ----        ----
New Home Shipments ...........................    114,890     121,136     154,389     161,543     148,019
Other Shipments ..............................     20,860      23,465      24,144      17,330      11,871
                                                 --------    --------    --------    --------    --------
Total Shipments ..............................    135,750     144,601     178,533     178,873     159,890
Linehaul Revenues (000s) (1) .................   $ 63,353    $ 72,616    $ 93,092    $ 94,158    $ 88,396

Manufactured Housing
 Industry Participation:                           1995        1996        1997        1998         1999
                                                   ----        ----        ----        ----         ----
Industry Production (2) ......................    505,819     553,133     558,435     601,678     573,629
New Home Shipments ...........................    114,890     121,136     154,389     161,543     148,019
Share of Unites Shipped ......................      22.7%       21.9%       27.6%       26.8%       25.8%

Driver Outsourcing
 Operating Information: ......................     1995        1996        1997        1998         1999
                                                   ----        ----        ----        ----         ----
Shipments ....................................     49,885      58,368      45,446      44,177      49,892
Linehaul Revenues (000s)(1) ..................   $ 19,842    $ 23,090    $ 19,706    $ 19,979    $ 23,748

Specialized Outsourcing Services
 Operating Information: ......................     1995        1996        1997        1998         1999
                                                   ----        ----        ----        ----         ----
Shipments ....................................     44,406      41,255      34,867      38,167      32,967
Linehaul Revenues (000s)(1) ..................   $ 29,494    $ 26,169    $ 19,630    $ 23,015    $ 21,115

(1) Linehaul revenue is derived by multiplying the miles of a given shipment by the stated mileage rate.
(2) Based on reports of Manufactured Housing Institute. To calculate share of homes shipped, Morgan assumes two units shipped for each multi-section home.

Customers and Marketing. Morgan's operating revenues are comprised primarily of linehaul revenues derived by multiplying the miles of a given shipment by the stated mileage rate. Operating revenues also include charges for permits, insurance, escorts and other items. A substantial portion of Morgan's operating revenues are generated under one, two, or three year contracts with producers of manufactured homes, recreational vehicles, and the other products. In these contracts, the manufacturers agree that a specific percentage (up to 100%) of their transportation service requirements from a particular location will be performed by Morgan on the basis of a prescribed rate schedule, subject to certain adjustments to accommodate increases in Morgan's transportation costs. Linehaul revenues generated under customer contracts in 1997, 1998 and 1999 were 60%, 64% and 71% of total linehaul revenues, respectively. Morgan's ten largest customers have been served for at least three years and accounted for approximately 66%, 69%, and 68% of its linehaul revenues in 1997, 1998 and 1999, respectively. The following customers accounted for more than 10% of Morgan's linehaul revenues in 1997, 1998 and 1999: Oakwood Homes Corporation accounted for approximately $21.6 million or 16% in 1997, $31.8 million or 23% in 1998 and $28.8 million or 21% in 1999; and Fleetwood Enterprises, Inc. accounted for approximately $28.1 million or 21% in 1997, $26.0 million or 19% in 1998 and $23.9 million or 18.0% in 1999. The Fleetwood manufactured housing contract is continous unless cancelled by either party with thirty days notice. The Oakwood manufacturing housing contract is renewable annually. Morgan has been servicing Oakwood for ten years and Fleetwood for over 25 years and believes its relationship with both companies is good. There is no assurance the customers will agree to renew their contracts on acceptable terms or on terms as favorable as those currently in force. The loss of one or more significant customer could adversely affect Morgan's results of operations.

Independent Owner-Operators. The shipment of product by Manufactured Housing and certain Specialized Outsourcing Services is conducted by contracting for the use of the equipment of independent owner-operators. Recruitment and retention of qualified drivers and independent owners-operators is highly competitive. Morgan's contracts with independent owner-operators are terminable by either party on ten days' notice. There is no assurance that Morgan's drivers will continue to maintain their contracts in force or that Morgan will be able to recruit a sufficient number of new drivers on terms similar to those presently in force. Morgan may not be able to engage a sufficient number of new drivers to meet customer shipment demands from time to time resulting in loss of operating revenues that might otherwise be available to Morgan.

Owner-operators are independent contractors who own totters, tractors or pickup trucks, which they contract to, and operate for, Morgan on a long-term basis. Independent owner-operators are not generally approved to transport commodities on their own in interstate or intrastate commerce. Morgan, however, possesses such approvals and/or authorities (see "Regulation"), and provides marketing, insurance, communications, administrative, and other support required for such transportation.

Independent owner-operators are generally compensated for each trip on a per mile basis. Independent owner-operators are responsible for operating expenses, including fuel, maintenance, lodging, meals, and certain insurance coverage. Morgan provides required permits, cargo and liability insurance (coverage while transporting goods for Morgan), and communications, sales, and administrative services. Independent owner-operators, except for owners of certain pick-up trucks, are required to possess a commercial drivers license and to meet and maintain compliance with requirements of the U.S. Department of Transportation and standards established by Morgan.

From time to time, tax authorities have sought to assert that independent contractors in the transportation service industry are employees, rather then independent contractors. Under existing interpretations of federal and state tax laws as well as Morgan's current method of operations, Morgan believes that its independent contractors are not employees. There can be no assurance that tax authorities will not challenge this position, or that such tax laws or interpretations thereof will not change. If the independent contractors were determined to be employees, such determination could materially increase Morgan's payroll tax and workers' compensation insurance costs.

Agents and Employees. Morgan has approximately 91 terminal managers and assistant managers who are involved directly with the management of equipment and drivers. Of these, approximately 73 are full time employees and the remainder are independent contractors who earn a commission. In addition to terminal personnel, Morgan employs approximately 246 full-time employees.

Fuel Cost. The transportation industry is dependent upon the availability and cost of fuel. Although fuel costs are paid by Morgan's independent owner/operators, increases in fuel prices may have significant adverse effects on Morgan's operations for various reasons. Since fuel costs vary between regions, drivers may become more selective as to which regions they will transport goods, resulting in diminished driver availability. Also, Morgan would experience adverse effects during the time period from when fuel costs begin to increase until the time when scheduled rate increases to customers are enacted. Increases in fuel prices may also effect the sale of recreational vehicles by making the purchase less attractive to consumers. A decrease in the sale of recreational vehicles would be accompanied by a decrease in the transportation of recreational vehicles and a decrease in the need for Driver Outsourcing Services.

Long-Lived Assets. Morgan periodically assesses the net realizable value of its long-lived assets and evaluates such assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Morgan continues to assess the recoverability of the goodwill associated with two recent acquisitions. The total amount under review by Morgan is $5.6 million. Morgan does not believe there is an impairment of long-lived assets, incuding goodwill.

Seasonality. Shipments of manufactured homes tend to decline in the winter months in areas where poor weather conditions inhibit transport. This usually reduces operating revenues in the first and fourth quarters of the year. Morgan's operating revenues, therefore, tend to be stronger in the second and third quarter.

Risk Management, Safety and Insurance. The risk of substantial losses arising from traffic accidents is inherent in any transportation business. Morgan carries insurance with a deductible of up to $250,000 per occurrence for personal injury and property damage. Morgan has approved, but has not activated a self-insurance authority of up to $1 million. Morgan carries cargo insurance and effective April 1, 1999 is self insured for up to $1 million of cargo coverage. The frequency and severity of claims under the Company's liability insurance affect the cost, and potentially the availability, of such insurance. If Morgan is required to pay substantially greater insurance premiums, or incurs substantial losses above insurance coverage or below its $250,000 deductibles, its results of operations can be materially adversely affected. Morgan continues to review its insurance program, self insurance limits and excess policy provisions. Morgan believes that its current insurance coverage is adequate to cover its liability risks. There can be no assurance that Morgan can continue to maintain its present coverage on acceptable terms.


The following table sets forth information with respect to bodily injury, property damage, cargo claims, and automotive physical damage reserves for the years ended December 31, 1997, 1998, and 1999, respectively.

                             Claims Reserve History
                            Years Ended December 31,
                                 (In Thousands)
                              1997       1998      1999
                             ------     ------    ------
Beginning Reserve Balance   $ 4,660    $ 5,323    $ 8,108
Provision for Claims ....     7,204      7,698      8,633
Payments, net ...........    (6,541)    (4,913)    (8,323)
                            -------    -------    -------
   Ending Reserve Balance   $ 5,323    $ 8,108    $ 8,418
                            =======    =======    =======

While Morgan's management has devoted substantial attention to controlling claim costs, there is no assurance that claims and insurance costs will not in the future substantially affect profitability.

Interstate makes available physical damage insurance coverage for the Company's owner-operators. Interstate also writes performance surety bonds for Morgan Drive Away, Inc.

Regulation. Morgan's interstate operations are subject to regulation by the Federal Highway Administration, which is an agency of the United States Department of Transportation ("D.O.T."). Effective August 26, 1994, essentially all motor common carriers were no longer required to file individually determined rates, classifications, rules or practices with the Interstate Commerce Commission ("I.C.C.") Effective January 1, 1995, the economic regulation of certain intrastate operations by various state agencies was preempted by federal law. The states continue to have jurisdiction primarily to insure that carriers providing intrastate transportation services maintain required insurance coverage, comply with all applicable safety regulations, and conform to regulations governing size and weight of shipments on state highways. Most states have adopted D.O.T. safety regulations and conform to regulations governing size and weight of shipments on state highway, and actively enforce them in conjunction with D.O.T. personnel.

Carriers normally are required to obtain authority from the I.C.C. or its successor as well as various state agencies. Morgan is approved to provide transportation from, to, and between all points in the continental United States.

Federal regulations govern not only operating authority and registration, but also such matters as the content of agreements with owner-operators, required procedures for processing of cargo loss and damage claims, and financial reporting. Morgan believes that it is in substantial compliance with all material regulations applicable to its operations.

The D.O.T. regulates safety matters with respect to the interstate operations of Morgan. Among other things, the D.O.T. regulates commercial driver
qualifications   and  licensing;   sets  minimum  levels  of  carrier  liability
insurance; requires carriers to enforce limitations on drivers' hours of service; prescribes parts, accessories and maintenance procedures for safe operation of freight vehicles; establishes noise emission and employee health and safety standards for commercial motor vehicle operators; and utilizes audits, roadside inspections and other enforcement procedures to monitor compliance with all such regulations. In 1997, the D.O.T. has established regulations which mandate random, periodic, pre-employment, post-accident and reasonable cause drug testing for commercial drivers. The D.O.T. has also established similar regulations for alcohol testing. Morgan believes that it is in substantial compliance with all material D.O.T. requirements applicable to its operations.

Most manufactured homes, when being transported by toter, exceed the maximum dimensions allowed on state highways without a special permit. Morgan obtains these permits for its independent contractor owner-operators from each state, which allows Morgan to transport their manufactured homes on state highways. The states have special requirements for over-dimensional loads detailing permitted routes, timing required, signage, escorts, warning lights and similar matters.

Most states and provinces also require operators to pay fuel taxes, comply with a variety of other state tax and/or registration requirement, and keep evidence of such compliance in their vehicles while in transit. Morgan coordinates compliance with these requirement by its drivers and independent contractor owner-operators, and monitors their compliance with all applicable safety regulations.

From time to time, tax authorities have sought to assert that owner operators in the trucking industry are employees, rather than independent contractors. No such tax claim has been successfully made with respect to Morgan. Under existing industry practice and interpretations of federal and state tax laws, as well as Morgan's current method of operation, Morgan, based on the advice of counsel, maintains that its owner operators are not employees. Whether an owner operator is an independent contractor or employee is, however, generally a fact-sensitive determination and the laws and their interpretations can vary from state to state. There can be no assurance that tax authorities will not successfully challenge this position, or that such tax laws or interpretations thereof will not change. If the owner operators were determined to be employees, such determination could materially increase Morgan's payroll tax and workers' compensation insurance costs.

Interstate, Morgan's insurance subsidiary, is a captive insurance company incorporated under Vermont law. It is required to report annually to the Vermont Department of Banking, Insurance & Securities and must submit to an examination by this Department on a triennial basis. Vermont regulations require Interstate to be audited annually and to have its loss reserves certified by an approved actuary. Morgan believes Interstate is in substantial compliance with Vermont insurance regulations.

Morgan's finance subsidiary is subject to Indiana's Equal Credit Opportunity Laws and other state and federal laws relating generally to fir financing practices.

For additional information on Morgan, reference is made to Morgan's Form 10-K and other filings with the Securities and Exchange Commission.

III.       SPINNAKER STOCK

Interactive owns 1,000,000 shares of Common Stock of Spinnaker Industries, Inc. (AMEX:SKK/SKKA), which constitutes 26.5% of the class and 13.6% of the total outstanding shares of Spinnaker. Substantially all of the Registrant's Spinnaker shares are pledged by Interactive to a bank to secure a line of credit to Interactive for $10 million. Interactive intends to sell such shares from time to time to fund its acquisition program. On March 15, 2000, the closing price in limited trading of Spinnaker Common Stock on the AMEX was $9.75 per share.

Spinnaker is a leading manufacturer of adhesive backed paper label stock for the packaging industry as well as being a major supplier of stock for pressure sensitive U.S. postage stamps. In July and August 1999, Spinnaker sold its two industrial tape business units to Intertape Polymer Group, Inc. (AMEX-ITP; Toronto), Montreal, Quebec, Canada, for approximately U.S. $105 million and 300,000 five-year warrants to purchase Intertape common shares at a price of U.S. $29.50 each. The sales are part of a plan to seek strategic alternatives, which Spinnaker announced in November 1998. In addition to the risks of Spinnaker's business, because of Interactive's large position and the limited trading in Spinnaker Common Stock, it may be difficult for Interactive to sell such stock and realize its value if and when it wants to. For further information on Spinnaker, reference is made to its Form 10-K and other filings with the Securities and Exchange Commission.

IV.   OTHER INFORMATION

While Interactive holds licenses of various types, Interactive does not believe they are critical to its overall operations, except for (1) the television-broadcasting licenses of WHBF-TV and WOI-TV; (2) Interactive's telephone subsidiaries' franchise certificates to provide local-exchange telephone service within its service areas; (3) Western New Mexico Telephone Company's FCC licenses to operate point-to-point microwave systems; (4) licenses held by partnerships and corporations in which Western New Mexico Telephone Company and Inter-Community Telephone Company own minority interests to operate cellular telephone systems covering areas in New Mexico and North Dakota, (5) CLR Video's franchises to provide cable television service within its service areas and (6) personal communications services licenses held by companies in which Interactive's subsidiaries have investments, as well as the licenses for Las Cruces, New Mexico and portions of Iowa held by Interactive.

The capital expenditures, earnings and competitive position of Interactive have not been materially affected by compliance with current federal, state, and local laws and regulations relating to the protection of the environment; however, Interactive cannot predict the effect of future laws and regulations. Interactive has not experienced difficulties relative to fuel or energy shortages but substantial increases in fuel costs or fuel shortages could adversely affect the operations of Morgan.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of Year 2000 matters.

Interactive is a party to certain lawsuits in the ordinary course of business, primarily at Morgan. See "Business of Interactive - II. Services - The Morgan Group, Inc. - Risk Management, Safety and Insurance" for information on claims, lawsuits and insurance relating to Morgan.

No portion of the business of Interactive is regarded as seasonal, except that, in the case of Morgan, fewer shipments are scheduled during the winter months in those parts of the country where weather conditions limit highway use.

There were no customers in 1998 or 1999 that represents 10% or more of consolidated revenues, except for Oakwood Homes Corporation (23% in 1998 and 21% in 1999) and Fleetwood Enterprises, Inc. (19% in 1998 and 18.0% in 1999). Interactive does not believe that its multimedia business is dependent on any single customer. Most local exchange carriers, including Registrant's, received a significant amount of revenues in the form of access fees from long distance companies including AT&T.

Excluding   the   following   for  Morgan:   approximately   1,320   independent
owner-operators and 1,470 other drivers, Interactive had a total of approximately 630 employees at December 31, 1998, compared to approximately 642 employees at December 31, 1999.

Additional information with respect to each of Interactive's segments is included in Note 14 Segment Information to the Consolidated Financial Statements included herein.

V.   EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G (3) of Form 10-K, the following list of executive officers of the Registrant is included in Part 1 of this Annual Report on Form 10-K in lieu of being included in the Proxy Statement for the 2000 Annual Meeting of Shareholders. Such list sets forth the names and ages of all executive officers of Registrant indicating all positions and offices with the Registrant held by each such person and each such person's principal occupations or employment during the past five years.

     Name                                  Offices and Positions Held                                  Age
     ----                                  --------------------------                                  ---

Mario J. Gabelli                Chairman and Chief Executive Officer (since September 1999)             57
                                Chairman, since 1986, and Chief Executive Officer (1986 to
                                January 2000) of Lynch Corporation.  Chairman and Chief
                                Executive Officer (since March 1980) of Gabelli Group Capital
                                Partners, a private company which makes investments for its own account; and Chairman and Chief Executive Officer of
                                Gabelli Asset Management Inc. (since 1999), a NYSE listed
                                holding company for subsidiaries engaged in various aspects of the securities business.


Robert E. Dolan                 Chief Financial Officer and Controller (since September 1999)           48
                                Chief  Financial  Officer (1992 - 2000) and Controller (1990 -
                                2000) of Lynch Corporation.

Robert A. Hurwich               Vice  President-Administration,  Secretary & General Counsel            58
                                (since   September  1999);   Vice   President-Administration
                                Secretary and General  Counsel of Lynch  Corporation  (since
                                February 1994).

The executive officers of the Registrant are elected annually by the Board of Directors at its organizational meeting in May and hold office until the organizational meeting in the next subsequent year and until their respective successors are chosen and qualified.

ITEM 2. PROPERTIES

Interactive leases space containing approximately 4,000 square feet for its executive offices in Rye, New York.

Morgan owns approximately 24 acres of land with improvements in Elkhart, Indiana. The improvements include a 23,000 square foot office building used as Morgan's principal office, a 7,000 square foot leased building containing additional offices, and a 9,000 square foot building used for Morgan's safety and driver service departments and also for storage. Most of Morgan's 98 offices are situated on leased property. Morgan also owns and leases property for parking and storage of equipment at various locations throughout the United States, usually in proximity to manufacturers of products moved by Morgan. The property leases have lease term commitments of a minimum of thirty days and a maximum of three years, at monthly rental ranging from $25 to $6,500. The Elkhart facility is currently mortgaged to one of Morgan's lenders. In total, Morgan owns 69 acres of land throughout the United States, including the Elkhart facilities.

Western New Mexico Telephone Company owns a total of 16.9 acres at fourteen sites located in southwestern New Mexico. Its principal operating facilities are located in Silver City, where Western owns a building comprising a total of 6,480 square feet housing its administrative offices and certain storage facilities. In Cliff, Western owns five buildings with a total of 14,055 square feet in which are located additional offices and storage facilities as well as a vehicle shop, a wood shop, and central office switching equipment. Smaller facilities, used mainly for storage and for housing central office switching equipment, with a total of 8,384 square feet, are located in Lordsburg, Reserve, Magdalena and five other localities. In addition, Western leases 1.28 acres on which it has constructed four microwave towers and a 120 square-foot equipment building. Western has the use of 38 other sites under permits or easements at which it has installed various equipment either in small company-owned buildings (totaling 2,403 square feet) or under protective cover. Western also owns 3,317 miles of copper cable and 421 miles of fiber optic cable running through rights-of-way within its 15,000 square mile service area. All Western's properties described herein are encumbered under mortgages held by the Rural Utilities Service ("RUS").

Inter-Community Telephone Company owns 12 acres of land at 10 sites. Its main office at Nome, ND, contains 4,326 square feet of office and storage space. In addition, it has 4,400 square feet of garage space and 5,035 square feet utilized for its switching facilities. Inter-Community has 1,756 miles of copper cable and 202 miles of fiber optic cable. All of Inter-Community's properties described herein are encumbered under mortgages held by the National Bank for Co-Operatives ("Co-Bank").

Cuba City Telephone  Company is located in a 3,800 square foot brick building on
0.4 of an acre of land. The building serves as the central office, commercial office, and garage for vehicle and material storage. The company also owns a cement block storage building of 800 square feet on 0.1 of an acre. In Madison, Wisconsin, Cuba City leases 900 square feet for administrative headquarters and financial functions. Belmont Telephone Company is located in a cement block building of 800 square feet on .5 acre of land in Belmont, Wisconsin. The building houses the central office equipment for Belmont. The companies own a combined total of 221 miles of copper cable and 28 miles of fiber optic cable. All of Cuba City and Belmont's property described herein are encumbered under mortgages held by the RUS and Rural Telephone Bank, respectively.

J.B.N. Telephone Company owns a total of approximately 2.25 acres at fifteen sites located in northeast Kansas. Its administrative and commercial office consisting of 7,000 square feet, located in Holton, Kansas and a 3,000 square feet garage warehouse facility located in Wetmore, Kansas. In addition, J.B.N. owns thirteen smaller facilities housing central office switching equipment and over 1,186 miles of copper cable and 186 miles of fiber optic cable. All properties described herein are encumbered under mortgages held by the RUS.

Haviland Telephone Company owns a total of approximately 3.9 acres at 20 sites located in south central Kansas. Its administrative and commercial office consisting of 4,450 square feet is located in Haviland, Kansas. In addition, Haviland owns 19 smaller facilities housing garage, warehouse, and central office switching equipment and over 1,316 miles of copper cable and 61 miles of fiber optic cable. All properties described herein are encumbered under a mortgage held by the RUS.

Dunkirk & Fredonia Telephone Company (including its subsidiaries) owns a total of approximately 16.4 acres at 5 sites located in western New York. Its host central office switching equipment, administrative and commercial offices consisting of 18,297 square feet is located in Fredonia, New York. In addition, Dunkirk & Fredonia owns 4 other smaller facilities housing garage, warehouse and central office switching equipment and over 341 miles of copper cable and 30 miles of fiber optic cable. All properties described herein are encumbered under a mortgage held by RUS.

Upper Peninsula Telephone Company owns a total of approximately 25 acres at 19 sites located principally in the Upper Peninsula of Michigan. Its host central office switching equipment, administrative and commercial offices consisting of 11,200 square feet is located in Carney, Michigan. In addition, Upper Peninsula owns 25 other smaller facilities housing garage, warehouse and central office switching equipment and over 2,098 miles of copper cable and 93 miles of fiber optic cable. All properties described herein are encumbered under mortgages held by the RUS and Co-Bank.

Central Scott Telephone Company owns 3.5 acres of land at 6 sites. Its main office in Eldridge, Iowa contains 3,104 square feet of office and 341 square feet of storage space. In addition, it has 3,360 square feet of garage space and 2,183 square feet utilized for its switching facilities. Central Scott has
351.96 miles of copper cable and 18.18 miles of fiber optic cable. All of Central Scott's properties described herein are encumbered under mortgages held the First National Bank of Omaha.

CLR Video has its headquarters in Holton, Kansas, leased from J.B.N. Telephone Company. It also owns one small parcel of land and leases 22 small sites, which it uses for its cable receiving and transmission equipment. All properties described herein are encumbered under a mortgage to Co-Bank. Also, see under
Item 1.1.B. Cable Television.

It is Registrant's opinion that the facilities referred to above are in good operating condition and suitable and adequate for present uses.

ITEM 3.    LEGAL PROCEEDINGS

Registrant is a party to certain lawsuits in the ordinary course of business primarily at Morgan. See "Business of Interactive- II Services - The Morgan Group, Inc. - Risk Management, Safety and Insurance."


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

The Common Stock of Lynch Interactive Corporation is traded on the American Stock Exchange under the symbol "LIC." The market price high and lows in consolidated trading of the Common Stock since Registrant became a public company on September 1, 1999:

                   Sept. 1-30, 1999     Oct. 1-Dec. 31, 1999

             High           75                  120
             Low            42                   51

At March 15, 2000, the Company had 892 shareholders of record. The Company has not paid and does not expect to pay in the foreseeable future, cash dividends.

ITEM 6. SELECTED FINANCIAL DATA

                          LYNCH INTERACTIVE CORPORATION
                                FIVE-YEAR SUMMARY
                            SELECTED FINANCIAL DATA
                      (In Thousands, Except Per Share Data)

                                                                 Years Ended December 31, (a)
                                               ------------- ------------ ------------ ------------ ------------
                                                  1995         1996         1997         1998         1999
                                               ------------- ------------ ------------ ------------ ------------

Revenues ...................................   $ 145,900    $ 160,816    $ 194,062    $ 205,076    $ 204,640

Operating Profit (b) .......................       6,099        1,940       11,288       16,657       12,849
Net Financing Activities (c) ...............      (2,587)      (4,024)      (7,908)      (8,201)      (8,070)
Reserve for Impairment of Investment in PCS
 License Holders(d)........................           --           --       (7,024)          --      (15,406)
Gain on Sale of Subsidiary Stock and Other
 Operating Assets..........................           59           14          260        2,709           --
Income (Loss) Before Income Taxes,
 Minority Interests, and Extraordinary Item        3,571       (2,010)      (3,384)      11,165      (10,627)
(Provision) Benefit for Income Taxes .......      (1,695)         445          736       (5,012)       2,285
Minority Interests .........................      (1,409)         747         (631)      (1,224)        (714)
Income (Loss) Before Extraordinary Item ....         467         (818)      (3,279)       4,929       (9,056)
Extraordinary Item (f) .....................        --           --           --             --         (160)
Net Income (Loss) ..........................         467         (818)      (3,279)       4,929       (9,216)
Basic and Diluted Earnings
Per Common Share (g)
Income (Loss) Before Extraordinary Item.....        0.34        (0.59)       (2.32)        3.48        (6.42)
Net Income (Loss)...........................        0.34        (0.59)       (2.32)        3.48        (6.53)
Cash, Securities and Short-Term Investments       21,948       25,541       28,043       27,988       32,941
Total Assets ...............................     157,455      248,651      253,032      246,092      253,969
Long-Term Debt .............................      75,472      123,002      134,200      127,663      165,701
Shareholders' Equity (h) ...................      29,427       45,068       32,995       39,314       26,911

(a) Includes results of Dunkirk and Fredonia Telephone Company from November 26, 1996, Transit Homes of America from December 30, 1996, Upper Peninsula Telephone Company from March 18, 1997, and Central Scott Telephone Company from July 16, 1999.

(b) Operating Profit is sales and revenues less operating expenses, which excludes investment income, interest expense, share of operations of affiliated companies, minority interests and taxes.

(c) Consists of investment income, interest expense and equity in earnings of affiliated companies.

(d)  See  Footnote  4  "Wireless   Communications  Services"  in  the  Company's
     financial statements.

(e) See Footnote 2 "Acquisitions and Dispositions - Dispositions" in the Company's financial statements

(f)  Loss from Early Extinguishments of Debt, Net of Tax Benefit of $105

(g) Based on weighted average number of common shares outstanding - restated to conform to SFAS #128 in 1996 and prior years.

(h)  No cash dividends have been declared over the period.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

YEAR 1999 COMPARED TO 1998

This discussion should be read together with Consolidated Financial Statements of Interactive and the notes thereto included herein.

Overview

Effective with the spin off of Interactive by Lynch Corporation, Interactive owns the multimedia and services businesses previously owned by Lynch Corporation. In addition, Interactive owns 1 million shares of Spinnaker. Interactive operates as an independent, publicly traded company. As such, the consolidated Interactive financial statement may not be indicative of
Interactive's future performance nor do they necessarily reflect what the financial position and results of operations of Interactive would have been if it had operated as a separate stand-alone entity during the periods covered.

Revenues

1999 total revenues were $204.6 million, a $0.5 million or 0.2% decrease from the $205.1 million in 1998. Within the operating segments: multimedia revenues increased $4.4 million, or 8% from the previous year, primarily due to the acquisition of Central Scott Telephone Company ($1.9 million effect) and partially due to growth in both telecommunications services as well as the provision of non-traditional revenue services as: Internet, long distance service and competitive local exchange carrier. Service revenues decreased by $4.8 million or 3%. This decline is primarily attributed to the decline in shipments of manufactured housing, which was evidenced in lower shipments by some of the Company's major customers. The Company believes that this depressed level of unit shipments in Manufactured Housing will continue through the first half of 2000 and possibly moderating in the second half of the year. Despite the current conditions, the Company believes that manufactured housing industry production over the long term should continue to grow along with the general economy.

Shipments of manufactured homes tend to decline in the winter months in areas where poor weather conditions inhibit transport. This usually reduces operating revenues in the first and fourth quarters of the year. Morgan's operating revenues, therefore, tend to be stronger in the second and third quarter.

EBITDA

Earnings before interest, taxes, depreciation and amortization (EBITDA) decreased to $28.2 million in 1999 from $30.9 million in 1998, a $2.7 million, or 9% decrease. EBITDA is presented because it is a widely accepted financial indicator of value and ability to incur and service debt. EBITDA is not a substitute for operating income or cash flows from operating activities in accordance with generally accepted accounting principles. EBITDA for the telecommunications segment increased by $2.0 million, or 7% to $31.4 million from $29.4 million in 1998. $1.1 million of this increase was due to the acquisition of Central Scott Telephone Company. The remaining increase was due to the growth in regulated and deregulated operations. EBITDA at The Morgan Group decreased by $1.4 million, or 44%, from $3.3 million in 1998. The decrease is primarily attributable to a decline in shipments of manufactured homes, reduced operating revenues and profitability in the specialized outsourcing services business and a continued increase in insurance and claims costs. For purposes of this presentation, EBITDA does not include SARs expense (see below).

Morgan in March 2000 instituted staff reduction and other cost savings initiatives. It is currently estimated that the cost savings of these initiatives will approximate $2.4 million annually. The impact of the cost savings for 2000 is expected to approximate $1.8 million, net of severance costs.

Operating Profit

Operating profits for 1999 decreased to $12.8 million from $16.7 million reported for 1998, a decrease of $3.9 million. This decline in operating profits is principally attributable to SAR expense of $2.9 million coupled with a decrease in operating results of $1.5 million from the services segment due to lower revenues, which offset the increase of $0.3 million from the telecommunications segment resulting from the acquisition of Central Scott Telephone Company, net of goodwill amortization.

On February 29,1996, Lynch Corporation adopted a Stock Appreciation Rights program for certain employees. Through September 1, 1999, 43,000 of Stock Appreciation Rights ("SAR") had been granted at prices ranging from $63 to $85 per share. Upon the exercise of a SAR, the holder is entitled to receive an amount equal to the amount by which the market value of the Lynch Corporation common stock on the exercise date exceeds the grant price of the SAR. Effective September 30, 1998, Lynch Corporation amended the SAR program so that the SARs became exercisable only if the market price for the Lynch Corporation's shares exceed 200% of the SAR exercise price within five years from the original grant date. This amendment eliminated the recording of the profit and loss effect of the SARs for changes in the market price in the Company's common stock until it becomes probable that the SARs will become exercisable. Lynch Corporation and Interactive offered to the SAR holders an option of turning in their SARs in exchange for a payment based upon the combined market prices of Lynch Corporation and Lynch Interactive Corporation and, in the case of SARs issued prior to December 5, 1997, East/West Communications, Inc. East/West Communications was spun off from Lynch Corporation on December 5, 1997 on a share for share basis. All SAR holders accepted this proposal thereby terminating the plan and the total payments of $3.8 million were allocated to Lynch ($0.8 million) and Interactive ($3.0) on the basis of the relative market value of December 31, 1999.

Investment income was approximately $2.0 million, or 7.9% increase compared to 1998. This increase is due to unrealized gain (loss) on trading securities.

Interest expense increased by $0.7 million to $11.1 million in 1999 compared to $10.4 million in 1998. The increase is due primarily to the acquisition of Central Scott Telephone Company on July 16, 1999 ($0.6 million) and the Company's decision, effective January 1, 1999, to cease capitalizing interest on its investment in PCS license holders ($1.6 million) offset by lower level of borrowings at certain of the Company's subsidiaries.

During 1999, the Company recorded approximately $1.0 million of equity in earnings of affiliated entities primarily due to operating income form its New Mexico cellular RSA interests.

Tax Provision

The 1999 tax benefit of $2.3 million includes federal, state and local taxes and represents an effective rate of 22% versus 45% effective tax benefit in 1998. The difference in the effective rates is primarily due to the effects of the amortization of non-deductible goodwill and the tax effect on losses of certain subsidiaries.

Minority Interest

Minority interest declined from $1.2 million in 1998 to $0.7 million in 1999 due to lower earnings at Morgan.

PCS Write-off

A subsidiary of Lynch Interactive has investments in, loans to, and deferred costs associated with a 49.9% equity ownership in Fortunet Communications, L.P. ("Fortunet"), a partnership formed to acquire, construct and operate licenses for the provision of personal communications services ("PCS") acquired in the FCC's C-Block PCS auction. Fortunet holds licenses to provide PCS services of 15MHz of spectrum in the BTA of Tallahassee, Panama City and Ocala, Florida. On April 15, 1999, the Federal Communications Commission completed a reauction other 15 MHz PCS C-Block licenses, including the 15 MHz licenses in the basic trading areas of Tallahassee, Panama City, and Ocala, Florida. The final net cost of these licenses in the reauction was substantially below Fortunet's cost of the licenses it retained in these markets. Accordingly, during 1999, Lynch Interactive recorded an additional write down of $15.4 million. The Company is considering spinning off its 49.9% interest in Fortunet.

Net Income

Net loss for year ended December 31, 1999 was $(9.2) million, or $(6.53) per share, as compared to a net income of $4.9 million, or $3.48 per share for the year ended December 31, 1998. The write-down associated with Fortunet was the primary item affecting the net loss.

YEAR 1998 COMPARED TO 1997

Revenues

Revenues increased to $205.1 million in 1998 from $194.1 million in 1997, a 6% increase. In the multimedia segment, revenues increased by $6.7 million, or 14% from the previous year, partially due to the acquisition of Upper Peninsula Telephone Company in which control was acquired on March 18, 1997 ($2.4 million effect), the remainder primarily coming from growth in regulated and deregulated revenues. In addition, 1998 results include management service income of $1.0 million related to compensation for bidding and administrative services provided in certain PCS auctions. For telecommunications businesses owned for comparable periods in both years, revenues increased 9%. At The Morgan Group, Inc., revenues increased by $4.3 million, or 3% due to gains in Specialized Transport.

EBITDA

Earnings before interest, taxes, depreciation and amortization (EBITDA) increased to $30.9 million in 1998 from $24.6 million in 1997, a $6.3 million or a 26% increase. EBITDA is presented because it is a widely accepted financial indicator of value and ability to incur and service debt. EBITDA is not a substitute for operating income or cash flows from operating activities in accordance with generally accepted accounting principles. EBITDA for the telecommunications segment, which for 1998 represented 93% of combined EBITDA, increased by $4.7 million, or 20%, from 1997 to 1998. $1.4 million of this increase was due to the acquisition of Upper Peninsula Telephone Company. The remaining increase was due to growth in regulated and deregulated operations. For telecommunications businesses owned for comparable periods in both years, EBITDA increased by 13%. EBITDA at The Morgan Group, Inc. which represents 10% of combined EBITDA increased by $1.1 million, or 52% from 1997's EBITDA primarily due to the absence of special charges in 1998, special charges were $0.6 million 1997.

Operating Profit

Operating profits for 1998 were $16.7 million, up from $11.3 million in 1997. The telecommunications segment's operating profits grew $3.9 million due to the inclusion of Upper Peninsula Telephone Company for the full year and revenue growth. Operating profits in the services segment increased by $1.0 million, or 98%, from 1997 to 1998, due to the absence of special charges.

Effective September 30, 1998, the Company amended its SAR (stock appreciation rights) Program so that the SARs became exercisable only in the event the price for Lynch's shares double from the SAR grant price within five years from the original issuance. This amendment eliminated the recording of the profit and loss effect from changes in the market price in Lynch's common stock until it is probable that the SARs will become exercisable. During 1997, Lynch allocated $0.4 million SAR expense to Interactive and in 1998, prior to the amendment of the program, $0.2 million in SAR income.

Investment income was approximately $1.9 million in 1998 compared to $1.7 million in 1997.

Interest expense increased by $0.6 million in 1998 when compared to 1997. This increase is due primarily to the debt related to the purchase of Upper Peninsula Telephone Company for the full year in 1998.

In 1997, Interactive recorded a write-off of 30% of the investment in, loans to, and deferred costs associated with its subsidiary's 49.9% equity ownership in Fortunet Communications, L.P., a partnership formed to acquire, construct and operate licenses for the provision of personal communications services in the so-called C-Block. Such write-off amounted to $7.0 million, or $4.6 million after tax benefit. No such write-off occurred in 1998.

As of December 9, 1998, WNM Communications, Inc., a Lynch Telephone Corporation subsidiary, sold the assets of its direct broadcast satellite business serving portion of New Mexico for approximately $3.1 million. As a result of the transaction, a pre-tax gain of the sale of the assets of approximately $2.7 million was recognized and classified as gain on sales of subsidiary stock and other operating assets in the combined statement of operations.

The 1998 tax provision of $5.0 million includes federal, state and local taxes and represents an effective rate of 45% versus 22% effective tax benefit rate in 1997. The difference in the effective rates is primarily due to the effects of the amortization of goodwill, state taxes, and losses of subsidiaries.

During 1998, minority interest was $1.2 million compared with $0.6 million in 1997.

Liquidity and Capital Resources

As of December 31, 1999, Lynch Interactive Corporation had current assets of $60.8 million and current liabilities of $48.7 million. Working capital was therefore $12.1 million as compared to $5.6 million at December 31, 1998. This increase in working capital is due to the sale of the convertible note of $25.0 million in December 1999 offset by reclassification of certain long-term debt to current.

Capital Expenditures were $12.5 million in 1999 and $11.6 million in 1998. Overall 2000 capital expenditures are expected to be approximately $0.6 million above the 1999 level due to additional expenditures for the Company's Kansas telephone operations.

On December 13, 1999, Lynch Interactive Corporation issued a $25 million 6% convertible promissory note to Cascade Investment. This note is convertible into common shares of Interactive at $85 per share and is due in 2004.

At December 31, 1999, total debt was $168.9 million, an increase of $24.1 million compared with the same period in 1998. The increase is primarily due to $20.0 million borrowed to fund a portion of the Central Scott Telephone Company acquisition. A portion of the proceeds of the sale of the $25.0 million convertible note was used to pay down corporate lines of credit. At December 31, 1999 there was $151.9 million of fixed interest rate debt available averaging 7.0% and $17.1 million of variable interest rate debt averaging 8.1%. Additionally, Interactive at December 31, 1999, had $23.6 million in unused lines of credit of which Morgan had $3.1 million available. At December 31, 1998, Interactive borrowed $15.2 million from Lynch Corporation under two short-term line of credit facilities with maximum availability totaling $20.0 million. These facilities were transferred to Interactive on August 31, 1999. At December 31, 1999, Lynch Interactive had no borrowings under these facilities. These facilities mirrored facilities between Lynch Corporation and third party lenders. These renewed short-term lines of credit of $20.0 million will expire on August 31, 2000. There are no actual or anticipated arrangements for Lynch Corporation to provide funding to Interactive. It is Management's belief that it has or will be able to obtain adequate resources to fund operations over the next twelve months but there is no assurance that they will.

On February 22, 1999, The Morgan Group, Inc. filed a Schedule 13E4, that invited its shareholders to tender up to 100,000 shares of Class A common stock, to Morgan at prices not less than $8.50 nor greater than $10.00 per share. The tender offer expired March 19, 1999, whereby Morgan purchased 103,000 shares at $9 per share. Lynch Interactive Corporation did not tender any shares in response to this offer.

Subsequent to the spin off by Lynch Corporation, the Board of Directors of Lynch Interactive Corporation authorized the purchase of up to 100,000 shares of common stock. Through December 31, 1999, 200 shares had been purchased at an average cost of $99.16 per share.

Lynch  has  not  paid  any  cash  dividends  on its  Common  Stock  since  1989.
Interactive does not expect to pay cash dividends on its Common Stock in the foreseeable future. Interactive currently intends to retain its earnings, if any, for use in its business. Future financings may limit or prohibit the payment of dividends.

Interactive has a high degree of financial leverage. As of December 31, 1999, the ratio of total debt to equity was 6.3 to 1. Certain subsidiaries also have high debt to equity ratios. In addition, the debt at subsidiary companies contains restrictions on the amount of readily available funds that can be transferred to the respective parent of the subsidiaries.

The Company has a need for resources to fund future growth as well as the ongoing operations of the parent company. Interactive is currently considering various alternative long and short-term financing arrangements. One alternative is the equity offering of Interactive stock. Other alternatives, either in addition to or in lieu of an Interactive equity offering, include a sale of shares of Spinnaker stock or a sale of a portion or all of certain investment in operating entities (see "harvesting" initiative discussed below), either directly or through an exchangeable debt instrument. While management expects to obtain adequate financing resources to enable the Company to meet its obligations, there is no assurance that such can be readily obtained or at reasonable costs.

The Company continues a harvesting program that was initiated when it was part of Lynch Corporation. This program is a concentrated effort to monetize certain of the Company's assets, including selling a portion or all of certain investments in Company's operating entities. These may include the Company's minority interest in network affiliated television stations and certain telephone operations where competitive local exchange carrier opportunities are not readily apparent. The Company's approximately 14% ownership interest in Spinnaker may also be sold in order to fund future growth initiatives. There is no assurance that all or any part of this program can be effected on acceptable terms.

Morgan periodically assesses the net realizable value of its long-lived assets and evaluates such assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Morgan continues to assess the recoverability of the goodwill associated with two recent acquisitions. The total amount under review by Morgan is $5.6 million. Morgan does not believe there is any impairment of long-lived assets, including goodwill.

On March 27, 2000, the Company loaned a 49.9% affiliate $13.0 million, which was put on deposit with the Federal Communications Commission for the upcoming 39MHz auction.

YEAR 2000

Over the past couple of years, the Company has performed a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs or programs utilized by vendors to the Company that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculation. The Company's Year 2000 review was performed primarily by internal staff, and in certain operations supplemented by outside consultants. The principal Information Technology ("IT") systems that could have been impacted by the Year 2000 for the Company's telecommunications operations are central office switching, billing and accounting. The principal IT systems for the Morgan Group are order entry dispatch and accounting. The Year 2000 could also have impact various non-IT systems, including among other things security systems, HVAC, elevator systems, and communications systems. In addition, each of the Company's could have been impacted by the Year 2000 readiness of third party vendors/suppliers.

Due to the integral nature of switching equipment and billing software to their operations, the telecommunications businesses could have been affected by the Year 2000 issues. The telecommunications businesses rely on switching equipment and software provided by third party vendors. The telecommunications businesses periodically upgrade switching software in order to remain current with respect to service features. The upgrades provided other enhanced service features as well as included Year 2000 readiness and have been capitalized. Other remediation costs, including internal costs have been charged to expense as incurred. The total cost of Year 2000 remediation for the telecommunications businesses was approximately $1.1 million, all of which has been spent to date and the total cost for Morgan was approximately $336,000, all of which as been spent to date.

The Company's Year 2000 procedures and testing plan was completed in all material respects prior to the anticipated year 2000 failure dates. As of March 15, 2000, the Company has not experienced any materially important business disruptions or system failures as a result of Year 2000 issues, nor is it aware of any Year 2000 issues that have impacted its vendors, customers, suppliers or other significant third parties to an extent significant to the Company. However, Year 2000 compliance has many elements and potential consequences, some of which may not be foreseeable or may be realized in future periods. Consequently, there can be no assurance that unforeseen circumstances may not arise, or that the Company will not in the future identify equipment or systems which are not Year 2000 compliant.

MARKET RISK

The Company is exposed to market risk relating to changes in the general level of U.S. interest rates. Changes in interest rates affect the amounts of interest earned on the Company's cash equivalents and short-term investments (approximately $33.0 million at December 31, 1999 and $28.0 million at December 31, 1998). The Company generally finances the debt portion of the acquisition of long-term assets with fixed rate, long-term debt. The Company generally maintains the majority of its debt as fixed rate in nature either borrowing on a fixed long-term basis or, on a limited basis, entering into interest rate swap agreements. The Company does not use derivative financial instruments for trading or speculative purposes. Management does not foresee any significant changes in the strategies used to manage interest rate risk in the near future, although the strategies may be reevaluated as market conditions dictate.

At December 31, 1999, approximately $17.1 million, or 10% of Interactive's long-term debt and notes payable bears interest at variable rates. Accordingly, the Company's earnings and cash flows are affected by changes in interest rates. Assuming the current level of borrowings for variable rate debt and assuming a one percentage point change in the 1998 and 1999 average interest rate under these borrowings, it is estimated that Interactive's 1998 and 1999, interest expense would have changed by $0.3 million and $0.2 milllion, respectively. In the event of an adverse change in interest rates, management would likely take actions to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, the analysis assumes no such actions. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information required by this Item 7A is included under the caption "Market Risk" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item 10 is included under the caption "Executive Officers of the Registrant" in Item 1 hereof and included under the captions "Election of Directors" and "Section 16(a) Reporting" in Registrant's Proxy Statement for its Annual Meeting of Shareholders for 2000, which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item 11 is included under the captions "Compensation of Directors," "Executive Compensation," "Executive Compensation and Benefits Committee Report on Executive Compensation" and "Performance Graph" in Registrant's Proxy Statement for its Annual Meeting of Shareholders for 2000, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item 12 is included under the caption "Security Ownership of Certain Beneficial Owners and Management," in the Registrant's Proxy Statement for its Annual Meeting of Shareholders for 2000, which information is included herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is included under the caption "Executive Compensation", and "Transactions with Certain Affiliated Persons" in the Registrant's Proxy Statement for its Annual Meeting of Shareholders for 2000, which information is included herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)        The following documents are filed as part of this Form 10-K Annual
                  Report:
                      Financial Statements:

              Reports of Independent  Auditors and the following  Consolidated
                 Financial Statements of the Company are

                Balance Sheets - December 31, 1998 and 1999
                Statements of Operations - Years ended December 31,
                1997,  1998, and 1999 Statements of Shareholders'
                Equity  -  Years  ended  December  31,  1999,   1998,  and  1997
                Statements of Cash Flows - Years ended December 31,
                1999, 1998, and 1997 Notes to Financial Statements

(a)(2)        Financial Statement Schedules:
                Schedule I - Condensed Financial Information of Registrant
                Schedule II - Valuation and Qualifying Accounts

(a)(3)        Exhibits: See the Exhibit Index on pages 56-57.

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, or are inapplicable, and therefore have been omitted.

See Page 2 above re Forward Looking Information.

(b) Reports on Form 8-K: Registrant filed a Form 8-K dated December 10, 1999, relating to a $25 million private placement of a convertible note.

(c) Exhibits: The following Exhibits listed in the Exhibit Index are filed with this Form 10-K Annual Report:



21 -             Subsidiaries of Registrant

23 -             Consents of Independent Auditors
                 -      Siepert & Company LLC (2)
                 -      McGladrey & Pullen, LLP (2)
                 -      Warinner, Gensinger & Associates, LLC

24 -             Powers of Attorney

27 -             Financial Data Schedule

99 -             Report of Independent Auditors
                 - Report of Siepert & Co., L.L.P. of financial statements of Cuba City Telephone Exchange
                          Company for the year ended December 31, 1999
                 - Report of Siepert & Co., L.L.P. on the financial statements of Belmont Telephone Company for the year ended December 31, 1999
                 - Report of McGladrey & Pullen, LLP on the financial statements of Capital Communications Company for the year ended December 31, 1997
                 - Report of McGladrey & Pullen, LLP on the financial statements of Coronet Communications Company the year ended December 31, 1997
                 - Report of Frederick & Warinner on the financial statements of CLR Video, L.L.C. for the year ended December 31, 1997


(d) Financial Statement Schedules: Financial Statement Schedules are listed in response to Item 14(a)(2)

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Lynch Interactive Corporation

We have audited the accompanying consolidated balance sheet of Lynch Interactive Corporation and subsidiaries ("Lynch Interactive Corporation" or the "Company") as of December 31, 1999 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended, and the accompanying combined balance sheet of the net assets and operations to be contributed to Lynch Interactive Corporation (see Note 1) as of December 31, 1998 and the related combined statements of operations, equity, investments by and advances from Lynch Corporation and cash flows for each of the two years in the period ended December 31, 1998. Our audits also included the financial statement schedules listed in the index at Item 14(a). These financial statements and schedules are the responsibility of the management of Lynch Interactive Corporation. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. We did not audit the 1999 financial statements of Cuba City Telephone Exchange Company and Belmont Telephone Company, indirect wholly-owned subsidiaries of Lynch Interactive Corporation, which statements reflect total revenues of $2,070,000 for the year ended December 31, 1999, the 1997 financial statements of CLR Video, L.L.C., a wholly-owned subsidiary of Lynch Multimedia (a wholly-owned subsidiary of Lynch Interactive Corporation) which statements reflect total revenues of $1,505,000 for the year ended December 31, 1997 and the 1997 financial statements of Coronet Communications Company and of Capital Communications Company, Inc. (entities in which the Company has a 20% and 49% interest, respectively). Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for Cuba City Telephone Exchange Company and Belmont Telephone Company in 1999, CLR Video, L.L.C. in 1997, and Coronet Communications Company and Capital Communications Company, Inc. in 1997, is based solely on the reports of other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the consolidated balance sheet of Lynch Interactive Corporation and subsidiaires at December 31, 1999 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended, and the combined balance sheet of the net assets and operations to be contributed to Lynch Interactive Corporation (see Note 1) at December 31, 1998 and the related combined statements of operations, equity, investments by and advances from Lynch Corporation and cash flows for each of the two years in the period ended December 31, 1998, present fairly, in all material respects, the consolidated financial position of Lynch Interactive Corporation and subsidiaries at December 31, 1999 and the consolidated results of their operations and their cash flows for the year then ended, and the combined financial position of the net assets and operations to be contributed to Lynch Interactive Corporation (see Note 1) at December 31, 1998 and the combined results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, based on our audits and the reports of other auditors, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


                                                    /s/ERNST & YOUNG LLP

Stamford, Connecticut
March 30, 2000



                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES
                               BALANCE SHEETS
                                                                  December 31,
                                                             ----------    ----------
                                                                1998          1999
                                                             ------------------------
                                                                   (In Thousands)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ...............................   $  27,021    $  31,354
  Marketable securities ...................................         967        1,587
  Trade accounts receivable less allowances of $320 in 1998
    and $415 in 1999.......................................      18,853       16,875
  Deferred income taxes ...................................       4,265        3,404
  Other current assets ....................................       6,941        7,573
                                                              ---------    ---------
  TOTAL CURRENT ASSETS                                           58,047       60,793

PROPERTY, PLANT AND EQUIPMENT:
  Land ....................................................       1,247        1,347
  Buildings and improvements ..............................       9,591       10,522
  Machinery and equipment .................................     129,251      142,558
                                                              ---------    ---------
                                                                140,089      154,427
  Accumulated Depreciation ................................     (48,906)     (58,497)
                                                              ---------    ---------
                                                                 91,183       95,930
EXCESS OF COST OVER FAIR VALUE OF NET ASSETS
   ACQUIRED, NET...........................................      47,740       62,845
INVESTMENTS IN AND ADVANCES TO AFFILIATED ENTITIES ........      24,438        9,479
INVESTMENT IN SPINNAKER INDUSTRIES, INC ...................      17,750       11,875
OTHER ASSETS ..............................................       6,934       13,047
                                                              ---------    ---------
TOTAL ASSETS ..............................................   $ 246,092    $ 253,969
                                                              =========    =========


See accompanying notes.



                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES
                               BALANCE SHEETS

                                                         December 31,
                                                    ----------  ----------
                                                       1998        1999
                                                    ----------------------
                                                        (In Thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable to banks ........................   $   2,037   $   3,271
  Notes payable to Lynch ........................      15,150        --
  Trade accounts payable ........................       4,662       4,465
  Accrued interest payable ......................         889         805
  Accrued liabilities ...........................      19,017      21,751
  Customer advances .............................       1,996       1,974
  Current maturities of long-term debt ..........       8,639      16,445
                                                    ---------   ---------
    TOTAL CURRENT LIABILITIES ..................       52,390      48,711
                                                    ---------   ---------
LONG-TERM DEBT ..................................     119,024     149,256
DEFERRED INCOME TAXES ...........................      19,850      13,220
OTHER LIABILITIES ...............................       4,987       5,817
MINORITY INTEREST ...............................      10,527      10,054
COMMITMENT AND CONTINGENCIES
SHAREHOLDERS' EQUITY
    COMMON STOCK,  NO PAR VALUE-10,000,000 SHARES
    AUTHORIZED: 1,471,171 SHARES, ISSUED (AT STATED
      VALUE): 1,412,183 SHARES OUTSTANDING.......        --          --
    ADDITIONAL PAID-IN CAPITAL ..................        --        21,404
    INVESTMENT BY AND ADVANCES (TO) FROM
      LYNCH CORPORATION..........................      30,813        --
    RETAINED EARNINGS (ACCUMULATED DEFICIT) .....        --        (1,713)
    ACCUMULATED OTHER COMPREHENSIVE INCOME ......       8,501       7,240
    TREASURY STOCK, 200 SHARES AT COST ..........        --           (20)
                                                    ---------   ---------
                                                       39,314      26,911
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ......   $ 246,092   $ 253,969
                                                    =========   =========



                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS
                                                                        Years Ended December 31,
                                                                 -----------    -----------    ------------
                                                                     1997           1998           1999
                                                                 -----------    -----------    ------------
                                                                     (In Thousands, except share data)
SALES AND REVENUES:
  Multimedia .................................................   $    47,908    $    54,622    $    59,011
  Services ...................................................       146,154        150,454        145,629
                                                                 -----------    -----------    -----------
                                                                 $   194,062    $   205,076    $   204,640
                                                                 -----------    -----------    -----------
COSTS AND EXPENSES:
  Multimedia .................................................        35,363         38,176         41,671
  Services ...................................................       135,431        138,193        134,989
  Selling and administrative .................................        11,980         12,050         15,131
                                                                 -----------    -----------    -----------
OPERATING PROFIT .............................................        11,288         16,657         12,849
                                                                 -----------    -----------    -----------
Other income (expense):
  Investment income ..........................................         1,678          1,865          2,013
  Interest expense ...........................................        (9,740)       (10,383)       (11,140)
  Equity in earnings of affiliated companies .................           154            317          1,057
  Reserve for impairment of investment in PCS license holders         (7,024)          --          (15,406)
  Gain on sales of subsidiary stock and other operating assets           260          2,709           --
                                                                 -----------    -----------    -----------
                                                                     (14,672)        (5,492)       (23,476)
                                                                 -----------    -----------    -----------
INCOME (LOSS) BEFORE INCOME TAXES, MINORITY INTERESTS AND
  EXTRAORDINARY ITEM..........................................        (3,384)        11,165        (10,627)
Benefit (provision) for income taxes .........................           736         (5,012)         2,285
Minority interests ...........................................          (631)        (1,224)          (714)
                                                                 -----------    -----------    -----------
(LOSS) INCOME BEFORE EXTRAORDINARY ITEM ......................   $    (3,279)   $     4,929    $    (9,056)

LOSS FROM EARLY EXTINGUISHMENT OF DEBT,
    NET OF TAX BENEFIT OF $105                                            --             --           (160)
                                                                 -----------    -----------    -----------
NET INCOME (LOSS) ............................................   $    (3,279)   $     4,929    $    (9,216)
                                                                 ===========    ===========    ===========

Weighted average shares outstanding ..........................     1,415,000      1,418,000      1,412,000
                                                                 ===========    ===========    ===========
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM ......................   $     (2.32)   $      3.48    $     (6.42)
EXTRAORDINARY ITEM ...........................................          --             --            (0.11)
                                                                 -----------    -----------    -----------

NET INCOME (LOSS) ............................................   $     (2.32)   $      3.48    $     (6.53)
                                                                 ===========    ===========    ===========


See accompanying notes.


                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIAIRES
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                                                               Equity,
                                                                                                             Investments

                                                                                 Accumulated                   By and

                                 Common                Additional                   Other                     Advances
                                  Stock     Common       Paid-in    Retained    Comprehensive    Treasury    from Lynch
                               Outstanding    Stock      Capital    Earnings        Income         Stock     Corporation      Total
                               ------------ ---------- ------------ ---------- ----------------- ---------- -------------- --------
                                                                (Thousands, except share data)
Balance at January 1, 1997 .      --        --           --           --            --            --          45,068        45,068
Investment by and advances
  (to) from Lynch Corporation     --        --           --           --            --            --           1,066         1,066
Net loss for year ..........      --        --           --           --            --            --          (3,279)       (3,279)
Unrealized loss on available
for sale securities ........      --        --           --           --            --            --          (9,900)       (9,900)
   Comprehensive loss ......      --        --           --           --            --            --         (13,179)      (13,179)
                                                                                                          ----------    ----------
Balance at December 31, 1997 .    --        --           --           --            --            --          32,955        32,955
Investment by and advances
(to) from Lynch Corporation .     --        --           --           --            --            --           2,930         2,930
Net income for year ........      --        --           --           --            --            --           4,929         4,929
Unrealized gains on
available for sale securities     --        --           --           --            --            --          (1,500)       (1,500)
 Comprehensive income ...         --        --           --           --            --            --           3,429         3,429
                                                                                                          ----------    ----------

Balance at December 31, 1998      --        --           --           --            --            --          39,314        39,314
Investment by and advances
(to)from Lynch Corporation ...    --        --           --           --            --            --          (1,980)       (1,986)
Net loss for the period ....      --        --           --           --            --            --          (7,503)       (7,503)
Unrealized gains on
available for sale securities     --        --           --           --            --            --          (1,020)       (1,020)
Comprehensive loss .....          --        --           --           --            --            --          (8,523)       (8,523)
                                                                                                          ----------    ----------
Balance at August 31, 1999 .      --        --           --           --            --            --          28,811        28,811
Distribution from
Lynch Corporation               1,412,383   --       21,404           --           7,407          --         (28,811)           --
Net losss for the period ....     --        --           --         (1,713)         --            --            --          (1,713)
Unrealized loss on available
for sale securities .........      --       --           --           --            (167)         --            --            (167)
 Comprehensive loss ......         --       --           --           --            --            --            --          (1,880)
Purchase of treasury stock       (200)      --           --           --            --             (20)         --             (20)
                               ---------- ----------   ----------   ----------    ----------    ----------  ----------  ----------
Balance at December 31, 1999    1,412,183         0       21,404       (1,713)      7,240          (20)           0        26,911
                               ========== ==========   ==========   ==========    ==========    ==========  ==========  ==========




                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES
                             STATEMENTS OF CASH FLOWS

                                                                      Years Ended December 31,
                                                                ------------------------------------
                                                                  1997           1998           1999
                                                                -------------------------------------
                                                                          (In Thousands)
OPERATING ACTIVITIES

Net income (loss) .............................................   $ (3,279)   $  4,929    $ (9,216)
Depreciation and amortization .................................     13,258      14,243      15,346
Net effect of purchases and sales of trading
    securities................................................       1,171          18        (620)
Minority interests ............................................        631       1,224         714
Earnings of affiliates ........................................       (154)       (317)     (1,057)
Reserve for impairment in PCS license holders .................      7,024        --        15,406
Deferred income taxes .........................................     (1,647)     (1,707)     (5,646)
Changes in operating assets and liabilities, net of effects of acquisitions:
    Trade accounts receivables ................................     (1,858)         54       2,448
    Trade accounts payable and accrued liabilities ............        118       3,173       1,812
    Other .....................................................      2,620         752        (506)
Other .........................................................       (979)     (2,654)       --
                                                                   --------   ---------    --------
NET CASH PROVIDED BY OPERATING ACTIVITIES .....................     16,905      19,715      18,681
                                                                   --------   ---------    --------
INVESTING ACTIVITIES

Acquisitions (total cost less debt assumed and cash equivalents
   Upper Peninsula Telephone Company ..........................    (24,568)       --          --
   Central Scott Telephone Company ............................       --          --       (23,985)
Investment in Personal Communications Services
   Partnerships, net...........................................      1,644       3,692        --
Capital expenditures ..........................................    (11,837)    (11,642)    (12,553)
Investment in Coronet Communications Company ..................      2,995        --          --
Sale of investments in cellular partnerships ..................      8,576        --          --
Other .........................................................      1,573         272      (1,370)
                                                                   --------   ---------    --------
NET CASH USED IN INVESTING ACTIVITIES .........................    (21,617)     (7,678)    (37,908)
                                                                   --------   ---------    --------
FINANCING ACTIVITIES
Issuance of long-term debt ....................................     23,765         964      51,712
Payments to reduce long-term debt .............................    (24,643)     (7,501)    (13,674)
Net borrowings (payments), lines of credit ....................      8,742      (9,812)      2,718
Purchase of treasury stock ....................................       --          --           (20)
Advances from Lynch Corporation ...............................      1,066       2,930     (15,987)
Other .........................................................       (545)      1,345      (1,189)
                                                                   --------   ---------    --------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                  8,385     (12,074)     23,560
                                                                   --------   ---------    --------
Net increase (decrease) in cash and cash equivalents ..........      3,673         (37)      4,333
Cash and cash equivalents at beginning of year ................     23,385      27,058      27,021
                                                                   --------   ---------    --------
Cash and cash equivalents at end of year ......................   $ 27,058    $ 27,021    $ 31,354
                                                                  =========   =========    =========

See accompanying notes.

                      LYNCH INTERACTIVE CORPORATION & SUBSIDIARIES
                              Notes to Financial Statements
                                December 31, 1999

1.       Accounting and Reporting Policies

Organization

On August 12, 1999, the Board of Directors of Lynch Corporation ("Lynch") approved in principle the spin off to its shareholders of its multimedia and services businesses as an independent publicly-traded company (the "Spin-Off"). The multimedia and services businesses and the independently publicly-traded company to which the assets and liabilities were contributed are hereinafter referred to as Lynch Interactive Corporation (the "Company," "Lynch Interactive" or "Interactive"). Prior to and contemporaneous with the Spin Off, certain legal and regulatory actions were taken to perfect the existence of the above mentioned affiliated multimedia and service companies as subsidiaries of Lynch Interactive. The Spin Off occurred on September 1, 1999. At the Spin Off, Lynch distributed 100 percent of the outstanding shares of common stock of its wholly-owned subsidiary, Interactive, to holders of record of Lynch's common stock as of the close of business on August 23, 1999. As part of the Spin-Off, Interactive received one million shares of common stock of Spinnaker Industries, Inc. representing an approximately 13.6% equity ownership interest (and an approximate 2.5% voting interest) and Lynch Interactive also assumed certain short-term and long-term debt obligations of Lynch. Net assets contributed by Lynch, were estimated to be approximately $23 million at the date of the spin off. Such amount was subsequently decreased in the fourth quarter by $1.6 million to reflect a revision in the allocation of certain liabilities. Prior to the Spin Off, Interactive succeeded to the credit facilities established by Lynch.

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

Basis of Presentation

As of December 31, 1999 and for the period from September 1, 1999 to December 31, 1999, the accompanying financial statements represents the consolidated accounts of Interactive. Prior to September 1, 1999, the financial statements have been prepared using the historical basis of assets and liabilities and historical results of operations of the multimedia and services businesses and other assets and liabilities, which were contributed to Interactive. Accordingly, the results for the year ended December 31, 1999, represent a combination of consolidated and combined financial information for the respective periods. However, the historical financial information as of December 31, 1998 for the two years presented herein reflects periods during which the Company did not operate as an independent public company and, accordingly, certain assumptions were made in preparing such financial information. Such information, therefore, may not necessarily reflect the results of operations, financial condition or cash flows of the Company in the future or what they would have been had the Company been an independent public company during the reporting periods. Investments in affiliates in which the Company does not have a majority voting control is accounted for in accordance with the equity method. All material intercompany transaction and balances have been eliminated. The Company consolidates the operating results of its telephone and cable television subsidiaries (60-100% owned at December 31, 1999) and The Morgan Group, Inc. ("Morgan"), in which, at December 31, 1999, the Company owned 70.1% of the voting power and 55.4% of common equity. The Company accounts for following affiliated companies on the equity basis of accounting:

Coronet Communications Company (20% owned at December 31, 1999), Capital Communications Company, Inc. (49% owned at December 31, 1999), Fortunet Communications, L.L.P. (49.9% owned at December 31, 1999, and the cellular operations in New Mexico (17% to 21% owned at December 31, 1999).

The shares of Spinnaker Industries, Inc., in which the company owns 2.5% of the voting power and 13.6% of the common equity, are accounted for in accordance with Statements of Financial Accounting Standards (SFAS) No. 115 "Investment in Debt and Equity Securities."

Lynch had historically provided substantial support services such as finance, cash management, legal and human resources to its various business units. Lynch allocated the cost for these services among the business units supported based principally on informal estimates of time spent by the corporate office on both Interactive and Lynch matters. In the opinion of management, the method of allocating these costs is reasonable; however, the costs of these services allocated to the Company are not necessarily indicative of the costs that would have been incurred by Interactive on a stand-alone basis.

At the Spin-Off, the employees of the corporate office of Lynch Corp. became employees of Interactive and Interactive began providing corporate management services to Lynch, which are charged a management fee for these services, this allocation was $186,000 for the period from September 1, 1999 to December 31, 1999.

Interactive and Lynch have entered into certain agreements governing various ongoing relationships, including the provision of support services and a tax sharing agreement. The tax sharing agreement provides for the allocation of tax attributes to each company as if it had actually filed with the respective tax authority.

Use of Estimates

The  preparation  of  consolidated   financial  statements  in  conformity  with
generally accepted accounting principles in the United States requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents

Cash equivalents consist of highly liquid investment with a maturity of less than three months when purchased.

At December 31, 1998 and 1999, assets of $20.8 and $21.3 million, which are classified as cash and cash equivalents, are invested in United States Treasury money market funds for which affiliates of the Company serve as investment managers to the respective funds.

Marketable Securities

Marketable securities consist principally of common stocks. At December 31, 1997, 1998 and 1999, respectively, certain marketable securities and United States Treasury money market funds, classified as cash equivalents, were classified as trading. Interactive's investment in Spinnaker Industries, Inc. and certain other equity securities included in other assets with carrying values of $1.0 million, $1.2 million and $16.8 million at December 31, 1997, 1998 and at December 31, 1999, respectively, were classified as available-for-sale. Trading and available-for-sale securities are stated at fair value with unrealized gains or losses on trading securities included in earnings and unrealized gains or losses on available-for-sale securities included in equity and as a component of comprehensive income (loss). Unrealized gains (losses) of $169,000, $82,000 and $726,000 on trading securities have been included in earnings for the years ended December 31, 1997, 1998 and 1999, respectively. Unrealized gains on available-for-sale securities were $19.5 million, $14.7 million and $12.4 million for the years ended December 31, 1997, 1998 and 1999, respectively. The changes in unrealized gains in each of the periods presented, net of tax, have been included in the Consolidated Statements of Change in Equity, Investment by and Advances from Lynch Corporation as "change in accumulated other comprehensive income (loss)."

The cost of marketable securities sold is determined on the specific identification method. Realized gains of $229,000, $382,000 and $37,000, and realized losses of $9,000, $0 and $0, are included in investment income for the years ended December 31, 1997, 1998 and 1999, respectively.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and include expenditures for additions and major improvements. Maintenance and repairs are charged to operations as incurred. Depreciation is computed for financial reporting purposes using the straight-line method over the estimated useful lives of the assets, which range from 3 to 35 years. For income tax purposes, accelerated depreciation methods are used.

When a portion of the Company's depreciable property, plant and equipment relating to its multimedia business is retired, the gross book value of the assets, including cost of disposal and net of any salvage value, is charged to accumulated depreciation.

Excess of Cost Over Fair Value of Net Assets of Companies Acquired, Net

Excess of cost over fair value of net assets of companies acquired (goodwill) is being amortized on a straight-line basis over periods ranging from twenty to forty years. The Company periodically reviews goodwill to assess recoverability, and impairments would be recognized in operating results if a permanent diminution in value were to occur. The Company measures the potential impairment of recorded goodwill by the undiscounted value of expected future cash flows in relation to its net capital investment in the subsidiary. Based on its review, the Company does not believe that an impairment of its goodwill has occurred. Excess of cost over fair value of net assets of companies acquired of $47.7 and $62.8 million are net of accumulated amortization of $11.4 million and $14.2 million at December 31, 1998 and 1999, respectively.

Equity, Investment By and Advances From Lynch Corporation

Equity represents the net investment in and advances to Interactive by Lynch through the date of the spin-off. It includes common stock, additional paid in capital, net earnings and net intercompany balances with Lynch, which were contributed at the time of the Spin Off.

Multimedia

Multimedia revenues include local and intrastate telephone company service revenues, which are subject to review and approval by state public utility commissions, and long distance network revenues, which are based upon charges to long distance carriers through a tariff filed by the National Exchange Carriers Association with the Federal Communications Commission. Revenues are based on cost studies for the Company's exchanges, and have been estimated pending completion of final cost studies. Estimated revenue is adjusted to actual upon the completion of the cost studies.

Services

Service revenues and related estimated costs of transportation are recognized when transportation of the manufactured housing, recreational vehicle or other product is completed. Other operating expenses are recognized when incurred.

Morgan maintains personal injury and property damage insurance per occurrence; with a deductible of $250,000, $150,000 and $250,000 for the policy periods of April 1 to March 31, for the years of 1997, 1998, 1999 and prior respectively. Morgan maintains cargo damage insurance with a deductible of $250,000, $150,000, and $1,000,000 for the policy periods of April 1 to March 31, for the years 1997, 1998, 1999 and prior respectively. Morgan's insurance policy for the period of April 1, 1998 to March 31, 1999 included a stop-loss provision, under which Morgan has recorded a receivable of $30,900 at December 31, 1999. Morgan carries statutory insurance limits on workers compensation with a deductible of $50,000. Claims and insurance accruals reflect the estimated ultimate cost of claims for cargo loss and damage, personal injury and property damage not covered by insurance. Morgan believes that its current insurance coverage is adequate to cover its liability risks. Morgan accrues its self-insurance liability using a case reserve method based upon claims incurred and estimates of unasserted and unsettled claims. These liabilities have not been discounted.

Earnings Per Share

In December 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share which changed the methodology of calculating earnings per share. Basic earnings per common share amounts are based on the average number of common shares outstanding during each period, excluding the dilutive effects of options, warrants, and convertible securities. Diluted earnings per share reflect the effect, where dilutive of option, warrants and convertible securities, using the treasury stock and if converted methods as applicable.

Comprehensive Income

Effective January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components; however, the adoption of SFAS No. 130 had no impact on the Company's net income or equity. SFAS No. 130 requires unrealized gains or losses on the Registrant's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income.

Segment Information

Effective December 1998, the Company adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 superseded SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS No. 131 establishes new standards for reporting information about operating segments. SFAS No. 131 requires disclosure of selected financial and descriptive information for each operating segment based on management's internal organizational decision-making structure. Additional information is required on a company-wide basis for revenues by product or service, revenues and identifiable assets by geographic location and information about significant customers. The adoption of SFAS No. 131 did not affect results of operations or financial position, but did affect the disclosure of segment information. Prior year amounts have been reclassified to conform to the requirements of SFAS No.
131. See Note 14.

Pension and Other Post-Retirement Benefits

In February 1998, the FASB issued SFAS No. 132, Employers Disclosures About Pensions and Other Post-Retirement Benefits, which is an amendment to SFAS Nos. 87, 88, and 106. This SFAS revises employers' disclosures about pension and other post-retirement benefit plans. It does not change the measurement or recognition of those plans. The adoption of SFAS No. 132 in 1998 did not have a significant impact on the Company's financial statements as the Company's benefit plans are not material.

Impairments

The Company accounts for its long-lived assets in accordance with the provision of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The Company periodically assesses the net realizable value of its long-lived assets and evaluates such assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. For assets to be held, impairment is determined to exist if estimated undiscounted future cash flows are less than the carrying amount. For assets to be disposed of, impairment is determined to exist if the estimated net realizable value if less than carrying amount.

Stock Based Compensation

The Company applies the provision of SFAS No. 123, Accounting for Stock Based Compensation. SFAS No. 123 establishes a fair value method of accounting and reporting standards for stock based compensation plans. However, as permitted by SFAS No. 123, the Company elected to continue to apply the provision of Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees and related interpretations. Under APB No. 25, if the exercise price of the Company's employee stock options was not less than the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company is required to disclose the pro forma net income (loss) and net income (loss) per share as if the fair value method defined in SFAS No. 123 had been applied to all grants made on or after January 1, 1995 (see
Note 9).

Fair Value of Financial Instruments

Cash and cash equivalents, trade accounts receivable, short-term borrowings, trade accounts payable and accrued liabilities are carried at cost which approximates fair value due to the short-term maturity of these instruments. The carrying amount of the Company's borrowings under its revolving line of credit approximates fair value, as the obligations bear interest at a floating rate. The fair value of other long-term obligations approximates cost based on borrowing rates for similar instruments. A subsidiary of the Company is a party to an interest rate swap agreement (which is accounted for as an adjustment to interest expense) with a principal amount of $9.3 million and $8.5 million at December 31, 1998 and 1999, which expires in December 2000. At December 31, 1998 and 1999, the Company estimated it would have paid $390,000 and $106,000, respectively, to terminate the swap agreement.

Issuance of Stock by Subsidiary and Investees

Changes in the Company's equity in a subsidiary or an investee caused by issuances of the subsidiary's or investees' stock are accounted for as gains or losses where such issuance is not part of a broader reorganization.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standard Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 is required to be adopted in years beginning after June 15, 2000. SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value are either offset against the changes in fair value of assets and liabilities through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Because of the Company's minimal use of derivatives, management does not anticipate the adoption of SFAS No. 133 will have a significant effect on Interactive's earnings or financial position.

2.       Acquisitions and Dispositions

Acquisitions

On July 16, 1999, Lynch Telephone Corporation IX, a subsidiary of Interactive, acquired by merger, all of the stock of Central Scott Telephone Company for approximately $28.1 million in cash. As a result of this transaction, the
Company recorded approximately $17.9 million in goodwill, which is being amortized over 25 years. The Company has agreed to pay a fee to an affiliate of the Chairman of Interactive for performance of services in connection with the acquisition. Subsequnent to year end, in settlement of the fee, the Company has agreed to transfer to that firm, it stock ownership in Lynch Capital Corporation. Lynch Capital Corporation is a broker dealer that recorded revenues of $1.0 thousand and a net loss of $20,000 in 1999.


On March 18, 1997, Lynch Michigan Telephone Holding Company, a wholly owned subsidiary of Lynch acquired approximately 60% of the outstanding shares of Upper Peninsula Telephone Company for $15.2 million and completed the acquisition of the remaining 40% on May 23, 1997 (the "Upper Peninsula Acquisition"). The total cost of the acquisition was $26.5 million. As a result of this transaction, the Company recorded $7.4 million in goodwill, which is being amortized over 25 years.

All of the above acquisitions were accounted for as purchases, and accordingly, the assets acquired and liabilities assumed were recorded at their estimated fair market values on their respective dates of acquisition. The operating results of the acquired companies are included in the Statements of Operations from their respective acquisition dates.

Disposition

As of December 9, 1998, WNM Communications, Inc. a Lynch Telephone Corporation subsidiary sold the assets of its direct broadcast satellite business serving portions of New Mexico for approximately $3.1 million (the "DBS Disposition"). As a result of the transaction, a pre-tax gain on the sale of the assets of approximately $2.7 million was recognized and classified as gain on sale of subsidiary stock and other operating assets in the Consolidated Statements of Operations.

The following unaudited consolidated pro forma information shows the results of the Company's operations presented as if the Central Scott Acquisition was made at the beginning of 1998, Upper Peninsula Acquisition was made at the beginning of 1997, and DBS Disposition was made at the beginning of 1997. The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the transaction been made at that date nor is it necessarily indicative of future results of operations.


                                                   Years Ended December 31,
                                             ----------    ---------   ---------
                                                1997         1998        1999
                                             ----------    ---------   ---------
Sales .....................................   $ 195,816    $ 208,676   $ 207,482
Net income (loss) before extraordinary item   $  (3,215)   $   2,439   $ (10,147)
Earnings per share ........................   $   (2.27)   $    1.72   $   (7.19)


3.       Special Charges

Morgan recorded a special charge in the Company's Operating Profit in 1997 of $985,000 before taxes related to driver pay.

4.       Wireless Communications Services

Lynch Interactive, through limited partnerships, participated in the auctions conducted by the Federal Communications Commission ("FCC") for 30 megahertz and 10 megahertz of broadband spectrum to be used for personal communications services, the "C-Block" and "F-Block" auctions, respectively. These two auctions, which were part of six auctions conducted by the FCC for a total 90 megahertz of spectrum, were specially designated by the FCC to encourage small businesses to participate in the wireless telecommunications industry, so-called "entrepreneurial blocks." To effectuate this, the FCC provided certain qualifying bidders a 25% bidding credit to be used during the auction as well as long-term financing for a substantial portion of the cost of the licenses acquired. The licenses represent the right to provide wireless communications services to territorial areas of the United States. Under FCC regulations, service must be provided to one-third of the population within the area of the license within five years of the date of the award and to two-thirds of the population within ten years of the date of award. Failure to comply may result in the forfeiture of the license. Lynch Interactive held a 49.9% limited partnership interest in each of these partnerships and had committed to funding the government interest and certain other expenses up to a specified amount as discussed below.

In the C-Block auction, which ended in May 1996, a subsidiary was a limited partner in Fortunet Communications, L.P. ("Fortunet"), which acquired 31 licenses at a net cost, after the bidding credit, of $216 million. These licenses were awarded in September 1996. The FCC provided 90% of the financing of the cost of these licenses. A subsidiary had agreements to provide a total of $41.8 million of funding to such partnership, of which $21.6 million was funded through December 31, 1998. For accounting purposes, all cost and expenses, including interest expense, associated with the licenses were being capitalized until service is provided. The Company ceased capitalizing interest in this investment on January 1, 1999.

Events during and subsequent to the auction, as well as other externally driven technological and market forces, made financing the development of C-Block licenses through the capital markets much more difficult than previously anticipated. Fortunet, as well as many of the license holders from this auction, petitioned the FCC for certain forms of financial and ownership structure relief. The response from the FCC, which was announced in September 1997, afforded license holders a choice of four options, one of which was the resumption of current debt payments, which had been suspended in 1997. The ramifications of choosing the other three courses of action could have resulted in Lynch Interactive ultimately forfeiting either 30%, 50%, or 100% of its investment in these licenses.

During 1997, Lynch Interactive provided a reserve on its investment in Fortunet of $7.0 million, representing 30% of its investment, Lynch's management's estimate of its impairment at the time.

On June 8, 1998, Fortunet elected to apply its eligible credits relating to its original deposit to the purchase of three licenses for 15 MHZ of PCS spectrum in Tallahassee, Panama City and Ocala, Florida. Fortunet returned all the remaining licenses and forfeited 30% of its original deposit in full satisfaction of the government debt. Accordingly, Fortunet is currently the licensee for 15 MHZ of spectrum in the three Florida markets covering a population ("POP") of approximately 785,000 at a net cost at auction of $20.09 per POP.


On April 15, 1999, the Federal Communications Commission completed a reauction of all the "C-Block" licenses that were returned to it subsequent to the original auction, including the 15MHz licenses that Fortunet returned on June 8, 1998, in the basic trading areas of Tallahassee, Panama City, and Ocala, Florida. In that reauction, the successful bidders paid a total of $2.7 million for the three licenses as compared to the $18.8 million carrying amount of Interactive's investment in Fortunet at December 31, 1998. Accordingly, in the quarter ended March 31, 1999, Interactive recorded a reserve of $15.4 million to write down its investment in Fortunet to reflect the amount bid for similar licenses in the reauction, plus an additional $0.7 million of capitalized expenses and interest, with a carrying value of $3.4 million at December 31, 1999.

In the F-Block Auction, East/West Communications, Inc. ("East/West," formerly Aer Force Communications B L.P.), acquired five licenses to provide personal communications services in geographic areas of the United States with a total population of 20 million at a net bid of $19.0 million. In order to fund
East/West's participation in the auction, the Company borrowed $11.8 million under a short-term facility from Gabelli Funds, Inc. ("GFI"), an affiliate of the Chairman and CEO of the Company. The money was repaid after completion of the auction. $10.0 million of this was repaid with monies returned from the FCC upon completion of the auction. In May and July 1997, the licenses were awarded. $15.2 million of the cost of the licenses was financed with a loan from the United States Government. As of November 30, 1997, Lynch Interactive had invested $225,000 in partnership equity and provided the partnership with a loan of $3.5 million. In December 1997, the partnerships converted to a corporation with Lynch Interactive receiving 49.9% of the common stock. Lynch Interactive spun off 39.9% of the common stock of East/West to its shareholders and transferred 10% of East/West stock to GFI in satisfaction of an obligation to pay it 10% of the net profits (after a capital charge) as partial compensation for a loan. Prior to the conversion, Lynch Interactive contributed a portion of the debt owed to it as a contribution to capital and immediately after the conversion the remaining debt owed to it ($4.5 million book value) was converted into 7,800 shares ($7,800,000 liquidation preference) of Redeemable Preferred Stock. At that time Lynch Interactive's obligation to make further loans was terminated. The Redeemable Preferred Stock has a 5% payment-in-kind dividend and is mandatorially redeemable in 2009 subject to earlier payment in certain circumstances. As a result of a merger with Omnipoint, Inc., in February 2000 the preferred stock was redeemed at $8.7 million including accrued dividends. As a result of this redemption, the Company will record a gain of $4.2 million on a pre-tax basis or $1.83 per share in the first quarter of 2000 after-tax.

During 1998, Rivgam Communicators, LLC ("Rivgam"), a subsidiary of GFI, transferred to Lynch PCS Corporation G ("Lynch PCS G") a subsidiary of Lynch Interactive, its 10 MHZ PCS license covering the Rand-McNally basic trading area of Las Cruces, New Mexico. This transfer was in full settlement of an agreement between Lynch PCS G and Rivgam. This agreement provided that Lynch PCS G would be compensated for certain bidding and administrative services it provided to Rivgam in the PCS D and E Block Auctions by receiving a 10% net profit interest (after capital charges) in any PCS licenses acquired by Rivgam. The transfer was accounted for as a non-monetary transaction and resulted in Lynch Interactive recognizing management service income of $1.0 million in 1998 based upon the estimated fair value of the license. Lynch PCS G has similar arrangements with two separate entities in which GFI has minority interests in which Lynch PCS G is entitled to receive a 5% net profit interest (after capital charges) in licenses acquired in the WCS and LMDS Auctions.

5.       Investments in Affiliated Companies

Lynch Entertainment Corporation ("LENCO"), a wholly-owned subsidiary of the Company, has a 20% investment in Coronet Communications Company ("Coronet"), which operates television station WHBF-TV, a CBS affiliate in Rock Island, Illinois. Lynch Entertainment Corporation II ("LENCO II"), a wholly owned subsidiary of the Company, has a 49% investment in Capital Communications Company, Inc. ("Capital"), which operates television station WOI-TV, an ABC affiliate in Des Moines, Iowa.

At December 31, 1998 and 1999, LENCO's investment in Coronet was carried at a negative $1,262,000 and a negative $1,037,000, respectively, due to LENCO's guarantee of $3.8 million of $12.2 million of Coronet's third party debt. In 1997, Coronet repaid a $2.9 million loan to LENCO plus accrued interest. Long-term debt of Coronet, at December 31, 1999, totaled of $12.2 million due to a third party lender which is due quarterly through December 31, 2003.

At December 31, 1998 and 1999, LENCO II's investment in Capital is carried at zero as its share of net losses recognized to date have exceeded its net investment. LENCO II also owns $10,000 of Preferred Stock B of Capital, which is convertible at any time into the Common Stock of Capital in a sufficient amount to bring LENCO II's ownership to 50%.

Subsidiaries of Lynch Telephone Corporation own minority positions in three partnerships providing cellular service to three Rural Service Areas ("RSAs") in New Mexico. Adjusting for the minority positions in non-wholly owned and wholly-owned subsidiaries. Lynch Telephone Corporation's net equity interest in the three RSA's is as follows: RSA #1 - 20.8%, RSA #3 - 21.1%, and RSA #5 - 17.0%. Lynch Telephone Corporation's net investment in these partnerships is $1.5 million.

Summarized financial information for companies accounted for by the equity method is as follows:

                                                     Consolidated Information
                                                     1997      1998      1999
                                                   -------    ------    -------
                                                         (In Thousands)
Current assets .................................   $ 7,960   $ 6,963   $ 7,870
Property, plant & equipment, intangibles & other    24,119    23,433    23,315
Current liabilities ............................     7,419     7,621     7,064
Long term debt & other long term liabilities ...    31,133    26,275    24,124
Net revenues ...................................    14,740    15,041    14,042
Gross profit ...................................     6,809     8,650     9,119
Net income before extraordinary item ...........     1,403     3,084     3,398
Net income .....................................     1,403     3,084     3,398

6.       Notes Payable and Long-term Debt

Long-term  debt   represents   borrowings  by  specific   entities,   which  are
subsidiaries of Interactive.

                                                                                       December 31,
                                                                                     1998         1999
                                                                                  -----------------------
                                                                                       (In Thousands)
Long-term debt consists of (all interest rates are at December 31, 1999):
Rural Electrification  Administration (REA) and Rural Telephone Bank (RTB) notes payable in equal  quarterly  installments  through 2027 at fixed  interest rates ranging from 2% to 7.5% (4.8% weighted average), secured by
assets of the telephone companies of $113.9 million ............................   $  45,264    $  48,892

Bank credit facilities utilized by certain telephone and telephone holding companies through 2009, $46.9 million at fixed interest rates averaging

8.2% and $13.8 million at variable interest rates averaging 8.1% ...............      50,623       60,740

Unsecured notes issued in connection with acquisitions through 2006, all at
fixed interest rates averaging 10% .............................................      28,003       27,654

Convertible subordinated note due in December, 2004 at fixed interest rate
of 6% ..........................................................................        --         25,000

Other ..........................................................................       3,773        3,415
                                                                                    ---------   ---------
                                                                                     127,663      165,701
Current maturities .............................................................      (8,639)     (16,445)
                                                                                    ---------   ---------
                                                                                   $ 119,024    $ 149,256
                                                                                    =========   =========

REA debt of $11.5 million bearing interest at 2% has been reduced by a purchase price allocation of $2.4 million reflecting an imputed interest rate of 5%. Unsecured notes issued in connection with the telephone company acquisitions are predominantly held by members of management of the telephone operating companies.

On a consolidated basis, at December 31, 1999, the company maintains short-term and long-term line of credit facilities totaling $43.8 million (subject to limitations that reduce the availability to $34.9 million), of which $23.6 million was available for future borrowings. Interactive maintains $20.0 million short-term line of credit facilities (which were transferred from Lynch in connection with the spin-off), of which $20.0 million was available at December 31, 1999. Borrowings under these facilities during 1998, which are at the same terms as between Lynch and third party lenders, are included under the caption "Notes Payable to Lynch." On January 28, 1999, Morgan executed a new two-year renewable $20.0 million revolving credit facility, which replaces the $15.0 million line. The Morgan Group maintains lines of credit totaling $20.0 million, $11.2 million of which was available at December 31, 1999. If not renewed, this credit facility will convert to a three-year term loan. The interest rates will be variable and adjusted quarterly. These facilities, as well as facilities at other subsidiaries of Lynch Interactive, generally limit the credit available under the lines of credit to certain variables, such as receivables and other current assets, and are secured by the operating assets of the subsidiary, and include various financial covenants. At December 31, 1999, $23.8 million of these total facilities expire within one year. The weighted average interest rate for short-term borrowings at December 31, 1999 was 7.9%. The Company pays fees ranging from 0% to 0.375% on its unused lines of credit. Morgan has $8.1 million of letters of credit outstanding at December 31, 1999, which are required for self-insurance retention reserves and other business needs.

Morgan has a $20,000,000 revolving credit facility ("Credit Facility") which expires February 28, 2001, and is subject to renewal annually, thereafter. If not renewed, the Credit Facility shall convert to a three-year term loan. The interest rate will be calculated, at Morgan's option, on either the lender's base rate, or Eurodollar rate, all of which are adjusted on a quarterly basis and include a margin based upon performance ratios. A commitment fee of .375% is required on the unused portion. Total borrowings and outstanding letters of credit are limited to qualified trade accounts receivable, qualified owner-operator loans, and cash investments (the "Borrowing Base"). Thre Credit Facility also provides for excess short-term borrowings of up to $5,000,000 based on a leverage test. This facility provides financing for working capital and general corporate needs. At December 31, 1999, the Company had no outstading debt under its Crecit Facility. Morgan had $8,100,000 of letters of credit outstanding on December 31, 1999. Letters of credit are required for self-insurance retention reserves and other coproate needs.

The Credit Facility contains financial covenants, the most restrictive of which are a debt service to cash flow coverage ratio and interst eaxpense coverage ratio. Morgan projected it was probable that a violation of one or more of the financial covenants would occur at each of teh measurement dates during 2000. On March 30, 2000, the Company and the bank agreed to modify th ecovenants which, ased upon Morgan's projections, would probably be violated. This amendment will limit th payment of dividends to $120,000 annually ($142,000 was declared in 1999), prohibits the acquisition of Morgan's common stock, and limits borrowings and letters of credit to the Borrowing Base. This amendment provides for the payment of up front fees of $25,000 an increase of twenty-five basis points in the interst rate and an increase of twelve and one half basis points in the commitment fee.

In general, the long-term debt facilities are secured by substantially all of the Company's property, plant and equipment, receivables and common stock of certain subsidiaries and contain certain covenants restricting distributions to Lynch Interactive. At December 31, 1999 and 1998, substantially all the subsidiaries' net assets are restricted.

In December 1999, Interactive completed the private placement of a $25 million 6% five-year unsecured, convertible subordinated note, convertible into Interactive common stock at $85 per share. To assist the Company with the private placement to Cascade Investment LLC, Mario J. Gabelli, Chairman and CEO of the Company, agreed to give the acquirer of the note, a one-time option to sell the note to him at 105% of the principal amount thereof on December 15, 2000. This option to sell is secured by a bank letter of credit, which is secured by the Chairman's escrow of securities. The Company agreed to reimburse the Chairman for the cost of the letter of credit (approximately $160,000) plus his counsel fees in connection with the option to sell agreement and obtaining the letter of credit.

Cash payments for interest were $9.8 million, $10.1 million and $10.8 million for the years ended December 31, 1997, 1998 and 1999, respectively.

Aggregate principal maturities of long-term debt at December 31, 1999 for each of the next five years are as follows: 2000--$16.4 million; 2001--$12.6 million, 2002--$9.1 million, 2003--$18.8 million and 2004--$31.4 million.

7.       Minority Interests and Other Related Party Transactions

Interactive owns all of the Class B common stock of The Morgan Group, Inc. and 155,900 shares of Morgan's Class A common stock, which in the aggregate represents 70% of the consolidated voting power of the combined classes of Morgan's common stock and 55% of the economic equity ownership. The Class B Morgan common stock is entitled to two votes per common share.

Interactive has been added to a lease in 1999 for its corporate headquarters for an annual payment of $90,000 with an affiliate of its Chairman and Chief Executive Officer.

8.       Shareholders' Equity

Subsequent to the spin-off by Lynch Corporation, the Board of Directors of Lynch Interactive authorized the purchase of up to 100,000 shares of its common stock. Through December 31, 1999, 200 shares have been purchased at an average cost of $99.16 per share.

9.       Stock Option Plans

On June 4, 1993, the Board of Directors of Morgan approved the adoption of a stock option plan, which provides for the granting of incentive or non-qualified stock options to purchase up to 200,000 shares of Class A Common Stock to officers, including members of Morgan's Board of Directors, and other key employees. No options may be granted under this plan at less than the fair market value of the Common stock at the date of the grant, except for certain non-employee directors. Although the exercise period is determined when options are actually granted, an option shall not be exercised later than 10 years and one day after it is granted. Stock options granted will terminate if the grantee's employment terminates prior to exercise for reasons other than retirement, death, or disability. Stock options vest over a four-year period pursuant to the terms of the plan, except for stock options granted to a non-employee director, which are immediately vested. The pro forma effect of accounting for Morgan' stock options under the fair value method would have reduced net income, or increased the net loss, by less than $0.1 million for each period presented. For the purposes of these computations, the fair value of the stock options at the date of the grant was estimated using a Black-Scholes option pricing model with the following weighted average assumptions for all periods presented: risk-free interest rate - 5%, expected dividend yield - 1%, volatility factor of Morgan's Class A common stock - 0.25, expected life of stock option - 10 years.

Employees and non-employee directors of Morgan have been granted non-qualified stock options to purchase 140,875 and 40,000 shares, respectively, of Morgan's Class A common stock, net of cancellations and shares exercised. There are 10,750 options reserved for future issuance.

In January 2000, in connection with the employment arrangement for the new President and Chief Executive Officer of Morgan, Morgan granted such executive ten-year options to acquire 120,000 shares of Morgan's Class A Common Stock, 40,000 of which have an exercise price of $5.625 per share, 40,000 of which have an exercise price of $7.625 per share, and 40,000 have an exercise price of $9.625 per share.

A summary of Morgan's stock option activity and related information follows:

                                                                Years Ended December 31,
                                     ------------------------- ------------------------- --------------------------
                                                1997                      1998                      1999
                                     ------------------------- ------------------------- --------------------------
                                                      Weighted                  Weighted                   Weighted
                                                       Average                   Average                   Average
                                          Options     Exercise      Options     Exercise      Options      Exercise
                                           (000)        Price        (000)        Price        (000)        Price
                                      ------------ ------------ ------------ ------------ ------------ -------------
Outstanding at beginning of year              176        $8.40          167        $8.32          170         $8.28
    Granted                                    25         8.13           23         8.11           11          7.52
    Exercised                                (26)         8.73          (7)         8.25           --            --
    Canceled                                  (8)         8.07         (13)         8.59           --            --
                                      ------------ ------------ ------------ ------------ ------------ -------------
Outstanding at end of year                    167        $8.32          170        $8.28          181         $8.23

Exercisable at end of year                    109        $8.35          124        $8.42          149         $8.31

Exercise prices for options outstanding as of December 31, 1999, ranged from $6.20 to $10.19. The weighted-average remaining contractual life of those options is 5.83 years. The weighted-average fair value of options granted during each year was immaterial

On February 29,1996, Lynch Corporation adopted a Stock Appreciation Rights program for certain employees. Through September 1, 1999, 43,000 of Stock Appreciation Rights ("SAR") had been granted at prices ranging from $63 to $85 per share. Upon the exercise of a SAR, the holder is entitled to receive an amount equal to the amount by which the market value of the Lynch Corporation common stock on the exercise date exceeds the grant price of the SAR. Effective September 30, 1998, Lynch Corporation amended the SAR program so that the SARs became exercisable only if the market price for the Lynch Corporation's shares exceed 200% of the SAR exercise price within five years from the original grant date. This amendment eliminated the recording of the profit and loss effect of the SARs for changes in the market price in the Company's common stock until it becomes probable that the SARs will become exercisable. At the spin off, these SARs were allocated to Lynch and Interactive. Lynch Corporation and Interactive offered to the SAR holders an option of turning in their SARs in exchange for a payment based upon the combined market prices of Lynch Corporation and Lynch Interactive Corporation and, in the case of SARs issued prior to December 5, 1997, East/West Communications, Inc. East/West Communications was spun off from Lynch Corporation on December 5, 1997 on a share for share basis. All SAR holders accepted this proposal thereby terminating the plan and the total payments of $3.8 million were allocated to Lynch ($0.8 million) and Interactive (3.0 million) on the basis of the relative market value of December 31, 1999. The net income (expense) relating to this program that was either allocated to Interactive prior to the time of the amendment or recorded by Interactive SAR was $2.9 million in 1999 and $0.3 million in 1997 and $0.1 million in income in 1998.

On March 9, 2000 the Board of Directors adopted a stock option plan, subject to shareholder approval. The plan provides for the issuance of 83,000 shares.

10.      Income Taxes

Lynch Corporation, including Interactive filed consolidated federal and state income tax returns, which include all eligible subsidiaries, including Interactive through the date of the spin off. The provisions (benefits) for income taxes in the statements of operations for all periods presented have been computed assuming Interactive was filed on a separate company basis. All income tax payments are made by Interactive through Lynch.

Effective September 1, 1999, results of Interactive were no longer included in the consolidated federal and state income tax returns of Lynch Corporation. At that date, Interactive began filing separate returns with the governing authorities.

Deferred income taxes for 1998 and 1999 are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. Cumulative temporary differences at December 31, 1998 and 1999 are as follows:

                                                        Dec. 31, 1998        Dec. 31, 1999
                                                        Deferred Tax          Deferred Tax
                                                    Asset      Liability    Asset      Liability
                                                  -----------------------------------------------
                                                                   (In Thousands)
Fixed assets revalued under purchase accounting
  and tax over book depreciation .................   $   --     $  7,535         --    $  8,874
Discount on long-term debt .......................       --        1,085         --         986
Basis difference in subsidiary and affiliate stock       --        1,795         --       1,795
Unrealized gains on marketable securities ........       --        6,788         --       5,819
Partnership tax losses in excess of book losses ..       --        1,309         --      (4,165)
Other reserves and accruals ......................      4,145       --        3,227          --
Other ............................................        120      1,338        177         (89)
                                                      -------    -------    -------     -------

Total deferred income taxes ......................   $  4,265   $ 19,850   $  3,404    $ 13,220
                                                      =======    =======    =======     =======

The provision (benefit) for income taxes is summarized as follows:

                      1997      1998        1999
                    -------------------------------
                          (In Thousands)

Current payable taxes:
  Federal .......   $(2,812)   $ 2,887    $ 2,582
  State and local       429        418        779
                    -------    -------    -------
                     (2,383)     3,305      3,361
Deferred taxes:
 Federal ........     1,625      1,704     (5,734)
 State and local         22          3         88
                    -------    -------     -------
                      1,647      1,707     (5,646)
                    -------    -------     -------
                    $  (736)   $ 5,012    $(2,285)
                    =======    =======    =======

A reconciliation of the provision (benefit) for income taxes from extraordinary item operations and the amount computed by applying the statutory federal income tax rate to income before income taxes, minority interest, and extraordinary item follows:

                                                  1997       1998        1999
                                                ------------------------------------
                                                         (In Thousands)
Tax at statutory rate .......................   $(1,138)   $ 3,796    $(3,613)
Increases (decreases):
State and local taxes, net of federal benefit       294        558        542
Amortization of goodwill ....................       314        387        556
Operating losses of subsidiaries ............      (224)       313         --
Reduction attributable to special election by
 Captive Insurance Company                         (155)        --         --
Other .......................................       173        (42)       230
                                                -------    -------    -------
                                                $  (736)   $ 5,012    $(2,285)
                                                =======    =======    =======

Net cash payments for income taxes were $0.7 million, $5.6 million and $3.0 million for the years ended December 31, 1997, 1998 and 1999, respectively.

11.      Comprehensive Income

Effective January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 established standards for reporting and display of comprehensive income and its components; however, the adoption of SFAS No. 130 had no impact on the Company's net income. SFAS No. 130 requires unrealized gains or losses on the Company's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income. Comprehensive income has not been reported in years ended 1998 and 1999, respectively, as such amount was a component of Investments In and Advances to Affiliated Entities.

The components of comprehensive income, net of tax, at December 31, 1999 is as follows:

                                                                 1999
                                                                -------
Balance beginning of year ...................................   $ 8,501
Current year unrealized gain on available-for-sale securities    (1,261)
                                                                -------
Accumulated other comprehensive income ......................   $ 7,240
                                                                =======

The income tax effects allocated to each component of other comprehensive income for the year ended December 31, 1999 are as follows:

                                                             Tax (Benefit)/
                                                   Before Tax   Expense   After Tax
                                                   ----------  --------  ----------
 Unrealized gains on available-for-sale securities   $12,435   $ 5,195   $ 7,240
                                                     -------   -------   -------
                                                     -------   -------   -------
Other comprehensive income .......................   $12,435   $ 5,195   $ 7,240
                                                     =======   =======   =======

12.      Employee Benefit Plans

Lynch Interactive maintains several defined contribution plans at its telephone subsidiaries, Morgan and corporate office. Lynch Interactive's contributions under these plans, which vary by subsidiary, are based primarily on the financial performance of the business units and employee compensation. Total expense of these plans for the years ended December 31, 1997, 1998 and 1999 was $0.7 million, $0.7 million, and $0.8 million, respectively.

In addition, three of the company's telephone subsidiaries participate in a multi-employer defined benefit plan, which is administrated by a telephone industry association. Under this plan accumulated benefits and plan assets are not determined or allocated separately by individual employees. Accordingly, such data is not currently available. Total expense of these plans was $0.1 million for each of the three years in the period ended December 31, 1999.

13.      Commitments and Contingencies

Lynch Interactive has pending claims incurred in the normal course of business. Management believes that the ultimate resolution of these claims will not have a material adverse effect on the combined liquidity, financial position or operations of Lynch Interactive.

The Company leases certain land, buildings computer equipment, computer software, and network services equipment under non-cancelable operating leases that expire in various years through 2004. Certain leases have renewal options and escalation clauses. Rental expense under operating leases were $2.8 million, $2.6 million, and $2.3 million for years ended December 31, 1997, 1998 and 1999, respectively. The table below shows minimum lease payments due under non-cancelable operating leases at December 31, 1999. Such payments total $2.3 million.

                            Years Ended
                   --------------------------------
                           (In millions)
                   2000   2001   2002   2003   2004
                   ----   ----   ----   ----   ----
Operating leases   $1.l   $0.7   $0.3   $0.1   $0.1

14.      Segment Information

Lynch Interactive is principally engaged in two business segments: multimedia and services. All businesses are located domestically, and substantially all revenues are domestic. The multimedia segment includes local telephone companies, the investment in PCS entities and investments in two network-affiliated television stations. The services segment includes transportation and related services.

Services provided by Morgan to Oakwood Homes Corporation accounted for approximately $21.6 million, $31.8 million, and $28.8 million of net sales in 1997, 1998, and 1999, respectively. In addition, another Morgan customer, Fleetwood Enterprises, Inc. accounted for approximately $28.1 million, $26.0 million, and $23.9 million of linehaul revenues in 1997, 1998, and 1999, respectively. $13.4 million and $10.4 million at 1998 and 1999, respectively, of Lynch Interactive's accounts receivable are related to the services segment and are principally due from companies in the mobile home and recreational vehicle industry located throughout the United States. Lynch Interactive believes that its telecommunications businesses are not dependent on any single customer.

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

Operating profit (loss) is equal to revenues less operating expenses, excluding unallocated general corporate expenses, interest and income taxes. Lynch
Interactive allocates a portion of its general corporate expenses to its operating segments. Such allocation to the subsidiaries were $632,000, $639,000, and $1,269,000 during the years ended December 31, 1997, 1998 and 1999, respectively. Identifiable assets of each industry segment are the assets used by the segment in its operations excluding general corporate assets. General corporate assets are principally cash and cash equivalents, short-term investments and certain other investments and receivables.

                                                                     Years Ended December 31,
                                                                 --------------------------------
                                                                    1997       1998       1999
                                                                 --------------------------------
                                                                        (In thousands)
Revenues
Multimedia ..................................................   $  47,908    $  54,622    $  59,011
Services ....................................................     146,154      150,454      145,629
                                                                ---------    ---------    ---------
Consolidated total ..........................................   $ 194,062    $ 205,076    $ 204,640
                                                                =========    =========    =========
EBITDA (before corporate allocation)
  Multimedia ................................................   $  24,666    $  29,389    $  31,443
  Services ..................................................       2,190        3,337        1,865
  Unallocated corporate expense .............................      (2,310)      (1,826)      (5,113)
                                                                ---------    ---------    ---------
  Consolidated total ........................................   $  24,546    $  30,900    $  28,195
                                                                =========    =========    =========
Operating Profit
  Multimedia ................................................   $  11,845    $  15,757    $  16,057
  Services ..................................................       1,015        2,007          550
  Unallocated corporate expense .............................      (1,572)      (1,107)      (3,758)
                                                                ---------    ---------    ---------
  Consolidated total ........................................   $  11,288    $  16,657    $  12,849
                                                                =========    =========    =========
Depreciation and amortization
  Multimedia ................................................   $  12,175    $  12,995    $  14,115
  Services ..................................................       1,075        1,230        1,215
  All other .................................................           8           18           16
                                                                ---------    ---------    ---------
  Consolidated total ........................................   $  13,258    $  14,243    $  15,346
                                                                =========    =========    =========
Capital expenditures
  Multimedia ................................................   $  10,914    $  11,028    $  11,742
  Services ..................................................         919          566          811
  General corporate .........................................           4           48         --
                                                                ---------    ---------    ---------
  Consolidated total ........................................   $  11,837    $  11,642    $  12,553
                                                                =========    =========    =========
Total assets
  Multimedia ................................................   $ 196,285    $ 195,010    $ 211,622
  Services ..................................................      33,784       33,590       32,264
  General corporate .........................................      22,963       17,492       10,083
                                                                ---------    ---------    ---------
  Consolidated total ........................................   $ 253,032    $ 246,092    $ 253,969
                                                                =========    =========    =========

Total operating profit for reportable segments ..............   $  11,288    $  16,657    $  12,849
Other profit or loss:
  Investment income .........................................       1,678        1,865        2,013
  Interest expense ..........................................      (9,740)     (10,383)     (11,140)
  Equity in earnings of affiliated companies ................         154          317        1,057
  Reserve for impairment of investment in PCS license holders      (7,024)        --        (15,406)
  Gain on sales of subsidiary and affiliate stock and
     other operating assets .................................         260        2,709         --
                                                                ---------    ---------    --------
Income (loss) before income taxes, minority interest and
    extraordinary item ......................................   $  (3,384)   $  11,165    $ (10,627)
                                                                =========    =========    =========

15.        Quarterly Results of Operations (Unaudited)

                                                    1999-Three Months Ended
                                          -------------------------------------------
                                         March 31(a)  June 30   September 30 December 31(b)
                                         ---------   ---------  -----------   -----------
                                                         (In thousands)
Sales and revenues ....................   $ 48,712    $ 54,225   $ 52,825   $ 48,878
Operating profit ......................      3,567       4,257      4,569        456
Income (loss) before extraordinary item     (9,305)      1,108      1,070     (1,929)
Net income (loss) .....................     (9,465)      1,108      1,070     (1,929)

Basic and diluted earnings per share:

Income (loss) before extraordinary item      (6.56)       0.78       0.76      (1.40)
Extraordinary item ....................      (0.11)       --         --         --
Net income (loss) .....................      (6.67)       0.78       0.76      (1.40)

                                                1998-Three Months Ended
                                        ---------------------------------------
                                        March 31  June 30  September 31  December 31 (c)
                                        ----------------------------------------
                                                     (In thousands)

Sales and revenues ..................   $46,903   $54,915   $53,331   $49,927
Operating profit ....................     2,323     5,361     4,769     4,204
Income (loss) .......................       178     1,776     1,436     1,539
Net income (loss) ...................       178     1,776     1,436     1,539

Basic and diluted earnings per share:

Net income (loss) ...................      0.13      1.25      1.01      1.09

(a) For the three months ended March 31, 1999, includes a reserve for impairment for PCS license holders of $15.4 million before income taxes (see Footnote 4).

(b) For the three months ended December 31, 1999, includes $2.9 million of expenses for termination of the SAR program (see Footnote 9).

(c) For the three months ended December 31, 1998, includes $2.7 million gain on the company's sale of its DirectTV franchise.

16.      Earnings Per Share

For the years ended December 1997 and 1998, the following table sets forth the computation of pro forma basic and diluted earnings (loss) per share from continuing operations before extraordinary items. Pro forma earnings (loss) per share for these periods are calculated assuming that the shares outstanding for all periods are the same as the shares outstanding for Lynch Corporation. Subsequent to the Spin-Off, basic and dilutive earnings per share are based on the average weighted number of shares outstanding.

On December 13, 1999, Lynch Interactive issued a $25 million 6% convertible promissory note, which has been excluded from the calculation of diluted earnings (loss) per share as assuming conversion would be antidilitive.

                                                                     Years Ended December 31,
                                                                1997           1998               1999
                                                             -----------    -----------      -----------
Numerator for basic and diluted earnings per share
  Income (loss) before extraordinary item ...............   $  (3,279,000)   $   4,929,000    $  (9,056,000)
  Net income (loss)
                                                               (3,279,000)       4,929,000       (9,216,000)
Denominator for basic and diluted earnings per share-
  weighted average shares                                       1,415,000        1,418,000        1,412,000

Basic earnings (loss) per share before extraordinary item           (2.32)            3.48            (6.42)
Extraordinary item ......................................              --               --            (0.11)
Net income (loss) .......................................           (2.32)            3.48            (6.53)


           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                          LYNCH INTERACTIVE CORPORATION
                        CONDENSED STATEMENTS OF OPERATIONS

                                                                 Years Ended December 31,
                                                             -------------------------------
                                                                1997       1998        1999
                                                             -------------------------------
                                                                      (In Thousands)

Interest, Dividends & Gains on Sale of Marketable Securities   $   195    $    43   $    86
Interest & Other Income from Securities ....................        35         35        49
                                                               -------    -------   -------
     TOTAL INCOME ..........................................       230         78       135

Cost and Expenses:
  Unallocated Corporate Administrative Expense .............     1,144      1,089     3,414
  Interest Expense .........................................     1,257      1,394       449
  Interest Expense to Subsidiaries .........................       741        830     1,685
                                                               -------    -------   -------
      TOTAL COST AND EXPENSES ..............................     3,142      3,313     5,548

LOSS BEFORE INCOME TAXES, EQUITY IN
INCOME (LOSS) OF SUBSIDIARIES                                   (2,912)    (3,235)   (5,413)

Income Tax Benefit .........................................     1,105      1,581     1,840
Equity in Income (Loss) of Subsidiaries ....................    (1,472)     6,583    (5,643)
                                                               -------    -------   -------
NET INCOME (LOSS) ..........................................   $(3,279)   $ 4,929   $(9,216)
                                                               =======    =======   =======

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

         In the parent company's financial statements, the Company's investment in subsidiaries is stated at cost plus equity in undistributed earnings of the subsidiaries.

NOTE B - DIVIDENDS FROM SUBSIDIARIES

         No dividends were received from subsidiaries in any period.

NOTE C - LONG-TERM DEBT

         Lynch Interactive Corporation has a note payable to a subsidiary with a principal amount of $6.0 million at a fixed interest rate of 6% per annum, due in 2001. The note is convertible at the subsidiary's option into the Company's common stock at an exercise price of $120 per share.

NOTE D - LINES OF CREDIT

         Lynch Corporation maintained short-term lines of credit facilities, which were transferred to Lynch Interactive Corporation at the time of the spin off (September 1, 1999). In the above presentation, these are reported as Lynch Interactive Corporation lines of credit.

NOTE E - SEE NOTES TO FINANCIAL STATEMENTS FOR ADDITIONAL INFORMATION.


           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                          LYNCH INTERACTIVE CORPORATION
                            CONDENSED BALANCE SHEETS

                                                                           December 31,
                                                                      ------------------------
                                                                         1998          1999
                                                                      ------------------------
                                                                           (In Thousands)
ASSETS
CURRENT ASSETS
   Cash and Cash Equivalents ........................................   $   291   $ 2,924
   Deferred Income Taxes ............................................       140       600
   Other current assets .............................................        40       528
                                                                        -------   -------
  TOTAL CURRENT ASSETS                                                      471     4,052

OFFICE EQUIPMENT (Net) ..............................................        52        36

OTHER ASSETS (Principally Investment in and Advances to Subsidiaries)    73,124    71,139
                                                                        -------   -------
TOTAL ASSEST ........................................................   $73,647   $75,227
                                                                        =======   =======
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES .................................................   $22,832   $ 7,124

LONG TERM DEBT ......................................................     8,623    38,995

DEFERRED INCOME TAX LIABILITIES .....................................       980      --

DEFERRED CREDITS ....................................................     1,898     2,196

TOTAL SHAREHOLDERS' EQUITY ..........................................    39,314    26,911
                                                                        -------   -------
Total Liabilities and Shareholders' Equity ..........................   $73,647   $75,227
                                                                        =======   =======


           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                          LYNCH INTERACTIVE CORPORATION
                        CONDENSED STATEMENT OF CASH FLOWS

                                                            Years Ended December 31,
                                                        ---------------------------------
                                                            1997       1998        1999
                                                        ---------------------------------
                                                               (In Thousands)

Cash Provided by (Used In) Operating Activities .....   $    619    $  1,119    $    639
                                                        --------    --------    --------
INVESTING ACTIVITIES:
   Investment and Advances to Brighton Communications     (8,645)      3,692      (5,858)
   Other ............................................          3        (176)       --
                                                        --------    --------    --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
                                                          (8,642)      3,516      (5,858)
FINANCING ACTIVITIES:
  Net Borrowings Under:
    Lines of Credit .................................      7,779      (7,564)    (15,150)
    Issuance of Long Term Debt ......................       --          --        25,000
    Advances (To) From Lynch Corporation ............      1,066       2,930      (1,980)
    Other ...........................................          1        --           (18)
                                                        --------    --------    --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
                                                           8,245      (4,634)      7,852

TOTAL INCREASE CASH AND CASH EQUIVALENTS ............        222           1       2,633

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ......         68         290         291
                                                        --------    --------    --------
CASH AND CASH EQUIVALENTS AT END OF YEAR ............   $    290    $    291    $  2,924
                                                        ========    ========    ========




                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                          LYNCH INTERACTIVE CORPORATION
                  YEARS ENDED DECEMBER 31, 1997, 1998, AND 1999

                                      COLUMN A      COLUMN B    COLUMN C    COLUMN D     COLUMN E
                                                          ADDITIONS
                                      BALANCE AT   CHARGED TO  CHARGED TO
                                      BEGINNING    COSTS AND OTHER ACCOUNTS  DEDUCTIONS  BALANCE AT
                                      OF PERIOD    EXPENSES     DESCRIBE     DESCRIBE    END OF PERIOD
                                      ----------   ---------  ------------   ----------- ----------
Year Ended December 31, 1999
Allowance for Uncollectible Accounts   $320,000   $470,000   $      0      $375,000(A)   $415,000

Year Ended December 31, 1998
Allowance for Uncollectible Accounts   $286,000   $409,000   $      0      $375,000(A)   $320,000

Year Ended December 31, 1997
Allowance for Uncollectible Accounts   $182,000   $436,000   $      0      $332,000(A)   $286,000

(A)      UNCOLLECTIBLE ACCOUNTS WRITTEN OFF ARE NET OF RECOVERIES.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LYNCH CORPORATION

By:s/ROBERT E. DOLAN
--------------------
        ROBERT E. DOLAN
        Chief Financial Officer (Principal
        Financial and Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                        Capacity                                       Date
* MARIO J. GABELLI
-------------------                Chairman of the Board of
  MARIO J. GABELLI                 Directors and Chief Executive                  March 30, 1999
                                    Officer (Principal Executive Officer)

* PAUL J. EVANSON                  Director                                       March 30, 1999
------------------
  PAUL J. EVANSON

* JOHN C. FERRARA                  Director                                       March 30, 1999
-----------------
  JOHN C. FERRARA

* DAVID C. MITCHELL                Director                                       March 30, 1999
-------------------
  DAVID C. MITCHELL

* SALVATORE MUOIO                  Director                                       March 30, 1999
-----------------
  SALVATORE MUOIO

* RALPH R. PAPITTO                 Director                                       March 30, 1999
------------------
  RALPH R. PAPITTO

s/ROBERT E. DOLAN                 Chief Financial Officer                         March 30, 1999
------------------                (Principal Financial
  ROBERT E. DOLAN                  and Accounting Officer)


*s/ROBERT A. HURWICH
--------------------
   ROBERT A. HURWICH
    Attorney-in-fact

                                  EXHIBIT INDEX

Exhibit No.                           Description

2                             Separation Agreement**

3.1                           Amended and Restated Certificate of Incorporation of Interactive**

3.2                           By-laws of Interactive**

4.1                           Specimen Common Share Certificate**

4.2                           Amended and Restated Certificate of Incorporation of Interactive (fled as Exhibit 3.1

4.3                           By-laws of Interactive as amended (filed as Exhibit 3.2 hereto)

4.4                           Mortgage, Security Agreement and Financing Statement among Haviland Telephone Company,

4.5                           Restated Mortgage, Security Agreement and Financing Statement between Western New
                              Mexico Telephone Company, Inc. and the United States of America.**

4.6            (i)            Note Purchase Agreement dated as of December 19, 1999, between Registrant and Cascade

4.6            (ii)           Convertible Promissory Note dated December 10, 1999.+++

4.6            (iii)          Registration Rights Agreement dated as of December 10, 1999, between Registrant and
10             (a)            Partnership Agreement dated March 11, 1987, between Lombardo Communications, Inc. and
                              Lynch Entertainment  Corporation  (incorporated by
                              reference   to   Exhibit   10(e)   of  the   Lynch
                              Corporation ("Lynch")'s Annual Report on Form 10-K
                              for the year ended December 31, 1987).

*(10)          (b)            Lynch Corporation 401(k) Savings Plan (incorporated by reference to Exhibit 10(b) to
                              Lynch's Report Form 10-K for the year ended December 31, 1995).

10             (c)            Shareholders Agreement among Capital Communications Company, Inc., Lombardo

10             (d)(i)         Loan Agreement, dated as of November 6, 1995, between Lynch PCS Corporation A and Aer

10             (d)(ii)        Amendment No. 1 to the Loan Agreement, dated as of November 6, 1995, referred to in

10             (e)(i)         Letter Agreement, dated as of August 12, 1996, between Rivgam Communicators, L.L.P.

10             (f)(ii)        Letter Agreement dated as of December 16, 1998, between Rivgam Communicators, L.L.P.

10             (f)            Letter Agreement between Lynch PCS Corporation G and Bal/Rivgam, L.L.C. (incorporated

10             (g)            Letter Agreement, dated January 20, 1998, between Lynch PCS Corporation G and

*10            (h)            Employment Agreement dated February 2, 1998, between Registrant and Mark Feldman

10             (i)            Lease Agreement between Lynch and Gabelli Funds, Inc. (incorporated by reference to

10             (j)            Letter Agreement dated November 11, 1998, between Registrant and Gabelli & Company,

10             (k)            Separation Agreement (filed as Exhibit 2 hereto)**

10             (l)            Agreement and Plan of Merger dated as of May 25, 1999, among Central Scott Telephone

21                            Subsidiaries of Registrant+

23                            Consents of Independent Auditors+
                              -        Siepert & Company LLC (2)+
                              -        McGladrey & Pullen, LLP (2)+
                                   -      Warinner, Gensinger & Associates, LLC+

24                            Powers of Attorney+

27                            Financial Data Schedule+

99                            Report of Independent Auditors+
                              -        Report  of  Siepert  & Co.,  L.L.P.  of
                                       financial  statements  of  Cuba  City
                                       Telephone Exchange Company for the year
                                       ended December 31, 1999+
                              -        Report  of  Siepert & Co.,  L.L.P.  on
                                       the  financial  statements  of  Belmont
                                       Telephone Company for the year ended
                                       December 31, 1999+
                              -        Report of McGladrey & Pullen,  LLP on the
                                       financial     statements    of    Capital
                                       Communications Company for the year ended
                                       December 31, 1997+
                              -        Report of McGladrey & Pullen,  LLP on the
                                       financial     statements    of    Coronet
                                       Communications  Company  the  year  ended
                                       December 31, 1997+
                              -        Report of  Frederick  & Warinner  on the
                                       financial statements of CLR Video, L.L.C.
                                       for the year ended December 31, 1997+

+        Filed with this Form 10-K
++       Filed as same Exhibit number with Form 10
**       Filed as same Exhibit number with Form 10A-1
+++      Filed as the same Exhibit number to Registrant's
           Form 8-K dated December 10, 1999
*        Employee compensation document


The Exhibits listed above have been filed separately with the Securities and Exchange Commission in conjunction with this Annual Report on Form 10-K or have been incorporated by reference into this Annual Report on Form 10-K. Lynch Interactive Corporation will furnish to each of its shareholders a copy of any such Exhibit for a fee equal to Lynch Interactive Corporation's cost in furnishing such Exhibit. Requests should be addressed to the Office of the Secretary, Lynch Interactive Corporation, 401 Theodore Fremd Avenue, Rye, New York 10580.