Form 10-Q
period 2000-03-31
LYNCH INTERACTIVE CORP
filed 2000-05-12
CIK 1088771

SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------   ----------

Commission File No.     1-15097
                        -------


                        LYNCH INTERACTIVE CORPORATION
                        -----------------------------
             (Exact name of Registrant as specified in its charter)


        Delaware                                              06-1458056
        --------                                              ----------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


401 Theodore Fremd Avenue, Rye, New York                         10580
----------------------------------------                         -----
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

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practical date.

    Class                                        Outstanding at April 30, 2000
    -----                                        -----------------------------
Common Stock, $.0001 par value                             1,411,983

                                      INDEX
                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES


PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

Condensed Balance Sheets
  -      March 31, 2000
  -      December 31, 1999

Condensed Statements of Operations:
  -      Three months ended March 31, 2000 and 1999

Condensed Statements of Cash Flows:
  -      Three months ended March 31, 2000 and 1999

Notes to Condensed Financial Statement

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosure About Market Risk



PART II.    OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K




SIGNATURE

Part 1 - FINANCIAL INFORMATION -
Item 1 - Financial Statements

                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIAIRES
                            CONDENSED BALANCE SHEETS
                                 (In thousands)
                                                                   March 31,        December 31,
                                                                      2000              1999
                                                                   -----------      ------------
ASSETS                                                             (Unaudited)         (Note)
CURRENT ASSETS:
    Cash and cash equivalents ..................................   $    20,322    $    31,354
    Marketable securities ......................................         1,424          1,587
    Receivables, less allowances of $448 and $415 ..............        16,965         16,875
    Deferred income tax ........................................         3,404          3,404
    Other current assets .......................................         8,046          7,573
                                                                   -----------    -----------
TOTAL CURRENT ASSETS ...........................................        50,161         60,793
PROPERTY, PLANT AND EQUIPMENT:
    Land .......................................................         1,347          1,347
    Buildings and improvements .................................        10,558         10,522
    Machinery and equipment ....................................       145,792        142,558
                                                                   -----------    -----------
                                                                       157,697        154,427
    Accumulated Depreciation ...................................       (61,433)       (58,497)
                                                                   -----------    -----------
                                                                        96,264         95,930
EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED, NET .....        62,032         62,845
INVESTMENTS IN AND ADVANCES TO AFFILIATED ENTITIES .............        18,411          9,479
INVESTMENT IN SPINNAKER INDUSTRIES INC .........................         9,750         11,875
OTHER ASSETS ...................................................        13,102         13,047
                                                                   -----------    -----------
TOTAL ASSETS ...................................................   $   249,720    $   253,969
                                                                   ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Notes payable to banks .....................................   $     3,932    $     3,271
    Trade accounts payable .....................................         4,558          4,465
    Accrued interest payable ...................................           848            805
    Accrued liabilities ........................................        17,438         21,751
    Customer advances ..........................................         1,632          1,974
    Current maturities of long-term debt .......................        16,208         16,445
                                                                   -----------    -----------
TOTAL CURRENT LIABILITIES ......................................        44,616         48,711

LONG-TERM DEBT .................................................       148,579        149,256
DEFERRED INCOME TAXES ..........................................        12,344         13,220
OTHER LIABILITIES ..............................................         5,992          5,817
MINORITY INTERESTS .............................................         9,951         10,054

SHAREHOLDERS' EQUITY
    COMMON STOCK, $0.0001 PAR VALUE
    10,000,000 SHARES AUTHORIZED; 1,412,383 OUTSTANDING
    ADDITIONAL PAID - IN CAPITAL ...............................        21,404         21,404
    RETAINED EARNINGS (ACCUMULATED DEFICIT) ....................           839         (1,713)
    ACCUMULATED OTHER COMPREHENSIVE INCOME .....................         6,035          7,240
    TREASURY STOCK, 400 AND 200 SHARES AT COST .................           (40)           (20)
                                                                   -----------    -----------
   TOTAL SHAREHOLDERS' EQUITY ..................................   $    28,238    $    26,911
                                                                   -----------    -----------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ....................   $   249,720    $   253,969
                                                                   ===========    ===========

NOTE: The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES
                        CONDENSED STATEMENT OF OPERATIONS
                                   (UNAUDITED)
                   (In thousands, except per share amounts)
                                                                         Three Months Ended
                                                                              March 31,
                                                                       2000              1999
                                                                       ----              ----
SALES AND REVENUES
Multimedia .......................................................   $    15,571    $    13,387
Services .........................................................        27,867         35,325
                                                                     -----------    -----------
                                                                          43,438         48,712
Costs and expenses:
Multimedia .......................................................        11,192          9,585
Services .........................................................        26,406         32,312
Selling and administrative .......................................         3,002          3,248
                                                                     -----------    -----------
OPERATING PROFIT .................................................         2,838          3,567
Other income (expense):
  Investment income ..............................................           504            816
  Interest expense ...............................................        (3,230)        (2,684)
  Share of operations of affiliated companies ....................           299             59
  Gain on redemption of East/West preferred stock ................         4,125              0
  Reserve for impairment of investment in PCS license holders ....             0        (15,406)
                                                                     -----------    -----------
                                                                           1,698        (17,215)
                                                                     -----------    -----------
INCOME (LOSS) BEFORE INCOME TAXES, MINORITY INTERESTS AND
EXTRAORDINARY ITEM ...............................................         4,536        (13,648)
(Provision) benefit for income taxes .............................        (2,087)         4,542
Minority Interests ...............................................           103           (199)
                                                                     -----------    -----------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM ..........................         2,552         (9,305)
                                                                     -----------    -----------
LOSS FROM EARLY EXTINGUISHMENT OF DEBT,
  NET OF TAX BENEFIT OF $105......................................             0           (160)
                                                                     -----------    -----------
NET INCOME (LOSS) ................................................   $     2,552    $    (9,465)
                                                                     ===========    ===========

Basic weighted average shares ....................................     1,412,000      1,418,000

BASIC EARNINGS PER SHARE
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM ..........................   $      1.81    ($     6.56)
EXTRAORDINARY ITEM ...............................................             0          (0.11)
                                                                     -----------    -----------
NET INCOME (LOSS) ................................................   $      1.81    ($     6.67)
                                                                     ===========    ===========

Diluted weighted average shares ..................................     1,706,000      1,418,000

DILUTED EARNINGS PER SHARE
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM ..........................   $      1.64          (6.56)
EXTRAORDINARY ITEM ...............................................             0          (0.11)
                                                                     -----------    -----------
NET INCOME (LOSS) ................................................   $      1.64    ($     6.67)
                                                                     ===========    ===========

                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)
                                                                                    Three Months Ended
                                                                                          March 31
                                                                                    ---------------------
                                                                                    2000             1999
                                                                                    ----             ----
OPERATING ACTIVITIES
Net Income (loss) .............................................................   $  2,552    $ (9,465)
Adjustments  to  reconcile  net  income  (loss) to net cash
  provided  by (used in)
   Depreciation and amortization ..............................................      4,108       3,612
   Unrealized (gain) loss on trading securities ...............................        163        (320)
   Deferred taxes .............................................................          0      (5,696)
    Share of operations of affiliated companies ...............................       (299)        (59)
    Gain on redemption of East/West preferred stock ...........................     (4,125)          0
    Minority interests ........................................................       (103)        199
    Reserve for impairment of PCS licenses ....................................          0      15,406
    Changes in operating assets and liabilities:
        Receivables ...........................................................        (90)       (853)
        Accounts payable and accrued liabilities ..............................     (2,791)       (853)
        Other .................................................................       (473)      1,518
      Other ...................................................................          0        (284)
                                                                                  --------    --------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES ...........................     (1,058)      3,205
                                                                                  --------    --------
INVESTING ACTIVITIES
Capital Expenditures ..........................................................     (3,664)     (2,270)
Investment in and advances to wireless telecommunications affiliates ..........    (15,118)     (3,106)
Proceeds from redemption of East/West preferred stock .........................      8,712           0
Other .........................................................................        194          48
                                                                                  --------    --------
NET CASH (USED IN) INVESTING ACTIVITIES .......................................     (9,876)     (5,328)
                                                                                  --------    --------
FINANCING ACTIVITIES
Repayments of long term debt ..................................................       (914)     (1,991)
Net borrowings (repayments), lines of credit ..................................        661      (5,582)
Treasury stock transactions ...................................................        (20)          0
Advances to Lynch Corporation .................................................          0        (357)
Other .........................................................................        175        (838)
                                                                                  --------    --------
NET CASH (USED IN) FINANCING ACTIVITIES .......................................        (98)     (8,768)
                                                                                  --------    --------
Net decrease in cash and cash equivalents .....................................    (11,032)    (10,891)
Cash and cash equivalents at beginning of period ..............................     31,354      27,021
                                                                                  --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ....................................   $ 20,322    $ 16,130
                                                                                  ========    ========

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

A.   Subsidiaries of the Registrant
--   ------------------------------

As of March 31, 2000, the Subsidiaries of the Registrant are as follows:

Subsidiary                                                                      Owned by Lynch
----------                                                                      --------------
Brighton Communications Corporation ...........................................     100.0%
  Lynch Telephone Corporation IV ..............................................     100.0%
    Bretton Woods Telephone Company ...........................................     100.0%
    World Surfer, Inc. ........................................................     100.0%
  Lynch Kansas Telephone Corporation ..........................................     100.0%
  Lynch Telephone Corporation VI ..............................................      98.0%
    JBN Telephone Company, Inc. ...............................................      98.0%
      JBN Finance Corporation .................................................      98.0%
    Giant Communications, Inc. ................................................     100.0%
    Lynch Telephone Corporation VII ...........................................     100.0%
      USTC Kansas, Inc. .......................................................     100.0%
       Haviland Telephone Company, Inc. .......................................     100.0%
        Haviland Finance Corporation ..........................................     100.0%
  DFT Communications Corporation ..............................................     100.0%
    Dunkirk & Fredonia Telephone Company ......................................     100.0%
      Cassadaga Telephone Company .............................................     100.0%
        Macom, Inc. ...........................................................     100.0%
      Comantel, Inc. ..........................................................     100.0%
        Erie Shore Communications, Inc. .......................................     100.0%
        D&F Cellular Telephone, Inc. ..........................................     100.0%
    DFT Long Distance Corporation .............................................     100.0%
    DFT Local Service Corporation .............................................     100.0%
  LMT Holding Corporation .....................................................     100.0%
    Lynch Michigan Telephone Holding Corporation ..............................     100.0%
        Upper Peninsula Telephone Company .....................................     100.0%
        Alpha Enterprises Limited .............................................     100.0%
          Upper Peninsula Cellular North, Inc. ................................     100.0%
          Upper Peninsula Cellular South, Inc. ................................     100.0%
  Lynch Telephone Corporation IX ..............................................     100.0%
    Central Scott Telephone Company ...........................................     100.0%
        CST Communications Inc. ...............................................     100.0%
  Global Television, Inc. .....................................................     100.0%
  Inter-Community Acquisition Corporation .....................................     100.0%
  Home Transport Service, Inc. ................................................     100.0%
  Lynch Capital Corporation ...................................................     100.0%
  Lynch Entertainment, LLC ....................................................     100.0%
  Lynch Entertainment Corporation II ..........................................     100.0%
  Lynch Multimedia Corporation ................................................     100.0%
    CLR Video, LLC ............................................................      60.0%

Subsidiary ....................................................................   Owned by Lynch
  The Morgan Group, Inc. ......................................................   70.0%(V)/55.4%(O)
Morgan Drive Away, Inc. .......................................................   70.0%(V)/55.4%(O)
    Transport Services Unlimited, Inc. ........................................   70.0%(V)/55.4%(O)
  Interstate Indemnity Company ................................................   70.0%(V)/55.4%(O)
  Morgan Finance, Inc. ........................................................   70.0%(V)/55.4%(O)
  TDI, Inc. ...................................................................   70.0%(V)/55.4%(O)
    Home Transport Corporation ................................................   70.0%(V)/55.4%(O)
    MDA Corporation ...........................................................   70.0%(V)/55.4%(O)
Lynch PCS Communications Corporation ..........................................     100.0%
  Lynch PCS Corporation A .....................................................     100.0%
  Lynch PCS Corporation F .....................................................     100.0%
  Lynch PCS Corporation G .....................................................     100.0%
  Lynch PCS Corporation H .....................................................     100.0%
  Lynch Paging Corporation ....................................................     100.0%
Lynch Telecommunications Corporation ..........................................     100.0%
  Lynch Telephone Corporation .................................................      83.1%
    Western New Mexico Telephone Company, Inc. ................................      83.1%
    Interactive Networks Corporation ..........................................      83.1%
    WNM Communications Corporation ............................................      83.1%
    Wescel Cellular, Inc. .....................................................      83.1%
      Wescel Cellular of New Mexico, L.P. .....................................      42.4%
    Wescel Cellular, Inc. II ..................................................      83.1%
      Northwest New Mexico Cellular, Inc. .....................................      40.6%
      Northwest New Mexico Cellular of New Mexico, L.P. .......................      20.7%
        Enchantment Cable Corporation .........................................      83.1%
Lynch Telephone II, LLC .......................................................     100.0%
   Inter-Community Telephone Company, LLC .....................................     100.0%
     Inter-Community Telephone Company II, LLC ................................     100.0%
   Valley Communications, Inc. ................................................     100.0%
Lynch Telephone Corporation III ...............................................      81.0%
   Cuba City Telephone Exchange Company .......................................      81.0%
   Belmont Telephone Company ..................................................      81.0%

 Notes: (V)=Percentage voting control; (O)=Percentage of equity ownership

B.     Organization
--     ------------

On August 12, 1999, the Board of Directors of Lynch Corporation ("Lynch") approved in principle the spin-off to its shareholders of its multimedia and services businesses as an independent publicly traded company (the "Spin-off"). The multimedia and services businesses and the independently publicly traded company to which the assets and liabilities were contributed are hereinafter referred to as Lynch Interactive Corporation (the "Company," "Lynch Interactive" or "Interactive"). Prior to and contemporaneous with the Spin-Off, certain legal and regulatory actions were taken to perfect the existence of the above mentioned affiliated multimedia and service companies as subsidiaries of Lynch Interactive. The Spin-Off occurred on September 1, 1999. At the Spin-Off, Lynch distributed 100 percent of the outstanding share of common stock of its wholly-owned subsidiary, Interactive, to holders of record of Lynch's common stock as of the close of business on August 23, 1999. As part of the Spin-Off, Interactive received one million shares of common stock of Spinnaker Industries, Inc. representing an approximate 13.6% equity ownership interest (and an approximate 2.5% voting interest) and Lynch Interactive also assumed certain short-term and long-term debt obligations of Lynch. Net assets contributed by Lynch, were estimated to be approximately $23 million at the date of the Spin-Off. Such amount was subsequently decreased in the fourth quarter by $1.6 million to reflect a revision in the allocation of certain liabilities. Prior to the spin-off, Interactive succeeded to the credit facilities established by Lynch.

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

C.    Basis of Presentation
--    ---------------------

As of March 31, 2000 and December 31, 1999, and for the three months ended March 31, 2000, the accompanying financial statements represent the consolidated accounts of Interactive. For the three months ended March 31, 1999, the financial statements have been prepared using the historical basis of assets and liabilities and historical results of operations of the multimedia and services businesses and other assets and liabilities, which were contributed to Interactive. However, for the three month period ended March 31, 1999, financial information reflects a periods during which the Company did not operate as an independent public company and, accordingly, certain assumptions were made in preparing such financial information. Such information, therefore, may not necessarily reflect the results of operations, financial condition or cash flows of the Company in the future or what they would have been had the Company been an independent public company during the reporting periods.

Investments in affiliates in which the Company does not have a majority voting control are accounted for in accordance with the equity method. All material intercompany transactions and balances have been eliminated. The Company consolidates the operating results of its telephone and cable television subsidiaries (60-100% owned at March 31, 2000) and The Morgan Group, Inc. ("Morgan"), in which, at March 31, 2000, the Company owned 70.0% of the voting power and 55.4% of common equity. The Company accounts for following affiliated companies on the equity basis of accounting: Coronet Communications Company (20% owned at March 31, 2000), Capital Communications Company, Inc. (49% owned at March 31, 2000), Fortunet Communications, L.L.P. (49.9% owned at March 31,
2000), and the cellular partnership operations in New Mexico (17% to 21% owned at March 31, 2000).

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

At the Spin Off, the employees of the corporate office of Lynch Corporation became employees of the Registrant and the Registrant began providing certain corporate management services to Lynch Corporation, which are charged a management fee for these services. This charge was $120,000 for the three months ended March 31, 2000.

Lynch Interactive and Lynch have entered into certain agreements governing various ongoing relationships, including the provision of support services and a tax allocation agreement. The tax allocation agreement provides for the allocation of tax attributes to each company as if it had actually filed with the respective tax authority.

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 and 11 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

D.   Accounting and Reporting Policies
--   ---------------------------------

Securities and Exchange Commission's Staff Accounting Bulletin 101summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in the financial statements. The Registrant is currently assessing the impact, if any, that SAB will have on its revenue recognition policy.

E.    Acquisitions
--    ------------

On July 16, 1999, Lynch Telephone Corporation IX, a subsidiary of the Registrant, acquired by merger, all of the stock of Central Scott Telephone Company for approximately $28.1 million in cash. As a result of this transaction, the Registrant recorded approximately $17.9 million in goodwill, which is being amortized over 25 years.

The above acquisition was accounted for as a purchase, and accordingly, the assets acquired and liabilities assumed were recorded at their estimated fair market values.

The operating results of the acquired company are included in the Statement of Operations from its acquisition date. The following unaudited pro forma information shows the results of the Registrant's operations as though the acquisition of Central Scott was made at the beginning of 1999. (In Thousands of Dollars, except per share data.)

                                                       Three Months Ended
                                                           March 31,
                                                        2000          1999
                                                        ----          ----
Sales and Revenues ..............................   $   43,438   $   49,893
Net Income (loss) before Extraordinary Item......        2,552        9,406
Basic Earnings (loss) per share .................         1.81        (6.63)
Diluted Earnings (loss) per share ...............         1.64        (6.63)

F.   Investment in and advances to Affiliates Entities
--   -------------------------------------------------

During the first quarter of 2000, a subsidiary of the Registrant made investments in and advances to two separate 49% owned entities of $15.1 million in total; these funds were used as part of deposits that were made to Federal Communications Commission by these entities to be eligible to bid in auctions for spectrum to be used in wireless applications. The results of the auction was the entities were high bidders in license with a net cost of $1.5 million. In accordance with the terms of the agreement with the entities, the remaining amount of the investment/advance will be returned to the Registrant subsequent to March 31, 2000.

G.   Indebtedness
--   ------------

On a consolidated basis, at March 31, 2000, the Registrant maintained short-term lines of credit facilities totaling $40.0 million, of which $21.6 million was available. The parent company of the Registrant maintains two short-term lines of credit facilities totaling $20.0 million, all of which was available at March 31, 2000. The parent company facilities will expire on August 31, 2000. The Morgan Group maintains a line and letter of credit facility totaling $20.0 million, of which $1.6 million was available at March 31, 2000. The Morgan Group facility expires on February 28, 2001. Morgan projected it was probable that a violation of one or more of the financial covenants associated with this facility would occur at each of the measurement dates during 2000. Morgan and the bank, on March 30, 2000, agreed to modify the affected covenants. Morgan was in compliance at March 31, 2000. In general, the credit facilities are secured by receivables and common stock of certain subsidiaries and affiliates, in addition, certain covenants of Morgan facility restricts distributions.

Long-term debt consists of:                                                      March 31,            December 31,
                                                                                   2000                  1999
                                                                                   ----                  ----
Rural Electrification  Administration (REA) and Rural Telephone Bank (RTB)
notes payable  through  2027 at fixed  interest  rates  ranging  from
2% to 7.5% (4.9% weighted average at March 31, 2000 and 4.8% at
December 31, 1999), secured by assets of the telephone companies
of $113.9 million ..............................................................   $  49,483    $  48,892

Bank Credit  facilities  utilized by certain  telephone  and  telephone holding companies  through 2009, $46.0 million at a fixed interest
rate averaging 8.2% ($46.9   million,  ave31,  1999) and $13.3 million
at variable interest rates averaging 7.8% ($13.8 million averaging
8.1% at December 31, 1999)  ....................................................      59,346       60,740

Unsecured  notes issued in connection  with  acquisitions  through 2006, at
fixed interest rate of 10.0% ...................................................      27,555       27,654

Convertible  subordinated  note due in December 2004 at fixed interest
rate of 6%......................................................................      25,000       25,000

Other ..........................................................................       3,403        3,415
                                                                                   ---------    ---------
                                                                                     164,787      165,701
Current Maturities .............................................................     (16,208)     (16,445)
                                                                                   ---------    ---------
                                                                                   $ 148,579    $ 149,256
                                                                                   =========    =========


H.     Earnings per share
--     ------------------

For the three months ended March 31, 1999, the following table sets forth the computation of pro forma basic and diluted earnings (loss) per share. Pro forma earnings (loss) per share for this period is calculated assuming that the shares outstanding for such period was the same as the shares outstanding for Lynch Corporation. Subsequent to the Spin-Off, basic and diluted earnings per share are based on the average weighted number of shares and share equivalent outstanding. (On December 13, 1999, the Registrant issued a $25 million 6% convertible promissory note, convertible into the Registrant's common stock at $85.00 per share.)

                                                                      Three months ended
                                                                          March 31,
   Basic earnings per share                                      2000                   1999
   ------------------------                                      ----                   ----
   Numerators:
         Income (loss) before extraordinary item                $2,552,000           $(9,305,000)
         Extraordinary item                                             --              (160,000)
                                                             --------------         --------------
         Net Income (loss)                                      $2,552,000           $(9,465,000)
                                                             ==============         ==============
   Denominator:
         Weighted average shares outstanding                     1,412,000              1,418,000
                                                             ==============         ==============
   Earnings (loss) per share:
         Income (loss) before extraordinary item                     $1.81                $(6.56)
         Extraordinary item                                             --                 (0.11)
                                                             --------------         --------------
         Net income (loss)                                           $1.81                $(6.67)
                                                             ==============         ==============
   Diluted earnings per share
   Numerators:
        Income (loss) before extraordinary item                 $2,552,000           $(9,305,000)
        Extraordinary item                                              --              (160,000)
                                                             --------------         --------------
        Net Income (loss)                                       $2,552,000           $(9,465,000)
                                                             ==============         ==============
        Interest saved on assumed conversion of
        convertible notes - net of tax                             248,000                     --
                                                             ==============         ==============

        Income (loss) before extraordinary item                 $2,800,000           $(9,305,000)
        Extraordinary item                                              --              (160,000)
                                                             --------------         --------------
        Net Income (loss)                                       $2,800,000           $(9,465,000)
                                                             ==============         ==============
   Denominators:
         Weighted average shares outstanding                     1,412,000              1,418,000
         Shares issued on conversion of convertible note           294,000                     --
                                                             --------------         --------------
         Weighted average share and share equivalents            1,706,000              1,418,000
                                                             ==============         ==============
   Earnings (loss) per share:
         Income (loss) before extraordinary item                     $1.64                $(6.56)
         Extraordinary item                                             --                 (0.11)
                                                             --------------         --------------
         Net income (loss)                                            1.64                 (6.67)
                                                             ==============         ==============


I.     Comprehensive income
--     --------------------

The comprehensive income, for the three-month periods ending in March 31, 2000 and 1999 are as follows (in thousands):

                                                                                    Three Months Ended
                                                                                         March 31,

                                                                                    2000           1999
                                                                                    ----           ----

Net Income (loss) for the period ...............................................   $  2,552    $ (9,465)
Unrealized  losses on available for sale  securities - net of tax...............     (1,205)     (2,539)
                                                                                   --------    --------
Comprehensive Income (loss) ....................................................   $  1,347    $(12,004)
                                                                                   ========    ========

At March 31, 2000 and December 31, 1999 accumulated other comprehensive income consisted of unrealized gains (losses) on available for sale securities.

J.       Segment Information
--       -------------------

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

Operating profit (loss) is equal to revenues less operating expenses, excluding unallocated general corporate expenses, interest and income taxes. Prior to the Spin Off, Lynch, and after the spin-off the Registrant allocated a portion of its general corporate expenses to its operating segments. Such allocation was $317,000 for the three months ended March 31, 2000, and $308,000 for the three months ended March 31, 1999. Subsequent to the Spin-Off, the Registrant is providing corporate management services to Lynch Corporation for a management fee (see note B).

                                                             Three Months Ended
                                                                  March 31,
                                                                2000      1999
                                                               ------    ------
Revenues:
Multimedia ...............................................   $ 15,571    $ 13,387
Services .................................................     27,867      35,325
                                                             --------    --------
Combined Total ...........................................   $ 43,438    $ 48,712
                                                             ========    ========
EBITDA (before corporate allocation):
Multimedia ...............................................   $  8,160    $  7,123
Services .................................................       (580)        659
Corporate expenses, gross ................................       (634)       (587)
                                                             --------    --------
Combined total ...........................................   $  6,946    $  7,195
                                                             ========    ========

Operating profit:
Multimedia ...............................................   $  4,025    $  3,498
Services .................................................       (898)        325
Unallocated corporate expense ............................       (289)       (256)
                                                             --------    --------
                                                               $2,838    $  3,567
                                                             ========    ========

Operating profit .........................................   $  2,838    $  3,567
Investment income ........................................        504         816
Interest expense .........................................     (3,230)     (2,684)
Equity in earnings of affiliated companies ...............        299          59
Reserve for impairment of investment in PCS
 license holders                                                   --     (15,406)
Gain on redemption of East/West Preferred Stock ..........      4,125        --
                                                             --------    --------
Income  (loss) before  income  taxes,  minority  interests
and extraordinary item                                         $4,536    $(13,648)
                                                             ========    ========

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Effective with the spin-off of Interactive by Lynch Corporation on September 1, 1999, Interactive owns the multimedia and services businesses previously owned by Lynch Corporation, as well as, 1 million shares of Spinnaker Industries Inc. (ASE:SKK). Since the spin-off Interactive has operated as an independent, publicly traded company. As such, the consolidated Interactive financial statements for periods prior to the spin-off may not be indicative of Interactive's future performance nor do they necessarily reflect what the financial position and results of operations of Interactive would have been if it had operated as a separate stand-alone entity during the periods covered.

SALES AND REVENUES

Revenues for the first three months of 2000 decreased by $5.3 million to $43.4 million from the first three months of 1999. Within the operating segments multimedia revenues increased by $2.2 million or 16.3 %, which were offset by a $7.5 million decrease at Morgan Group Inc. - Interactive's service subsidiary. This decline in Morgan's revenues was attributed to lower shipments in both the manufactured housing and in the specialized outsourcing operations. The manufactured housing industry continues to be hampered by tighter credit and high customer inventory levels, which directly impacts production and sales volumes of Morgan's customers. The largest portion of Morgan's operating revenues are derived from the transportation of manufactured homes. Morgan believes that the depressed level of shipments in manufactured housing will continue through the first half of 2000 and possibly moderating in the second half of the year. In addition, Morgan is currently evaluating the profit potential of its niche businesses and their growth potential. Multimedia revenues grew partially due to the acquisition of Central Scott Telephone Company, which was acquired on July 16, 1999, (and contributed $1.2 million to the revenue growth) and partially to growth, in both regulated telecommunications services as well as the provision of non-traditional telephone services such as Internet.

Shipments of manufactured homes tend to decline in the winter months in areas where poor weather conditions inhibit transport. This usually reduces operating revenues in the first and fourth quarters of the year. Morgan's operating revenues, therefore, tend to be stronger in the second and third quarters.

Operating profit for the first three months of 2000 decreased by $0.7 million to $2.8 million from the first three months of 1999 as the increase in multimedia operating profit of $0.5 million was offset by a decrease in services operating profit of $1.2 million. Operating profit in the multimedia segment increased due to the acquisition of Central Scott, $0.3 million, net of goodwill amortization. Morgan's operating profits fell by $1.2 million due to the lower volume in shipments. In March 2000, Morgan instituted staff reduction and other cost savings initiatives. It is currently estimated that the cost savings of these initiatives will approximate $2.4 million annually. The impact of the cost savings for 2000 is expected to approximate $1.8 million, net of severance costs. Morgan continues to review incremental marketing initiatives and continuously is reviewing staffing levels and expenditures to reduce its overhead structure.

Investment income for quarter ended March 31, 2000 was lower than the three months ended March 31, 1999 due to unrealized loss on marketable securities, classified as trading, offset by increased earnings due to higher investment balances.

Interest expense for the first quarter increased by $0.5 million predominantly due to the acquisition of Central Scott Telephone Company and the issuance of the Convertible Note by the parent company on December 11, 1999.

On February 25, 2000, Omnipoint acquired through a merger, all of the outstanding shares of East/West Communications, Inc. At the time of the merger the Registrant held a redeemable preferred stock of East/West Communications, Inc. with a liquidation value of $8.7 million, including payment in kind of dividends to date. In accordance with its terms, the preferred stock was redeemed at its liquidation value and as a result the Registrant recorded a pre-tax gain of $4.1 million.

A subsidiary of Lynch Interactive has investments in, loans to, and deferred costs associated with a 49.9% equity ownership in Fortunet Communications, L.P. ("Fortunet"), a partnership formed to acquire, construct and operate licenses for the provision of personal communications services ("PCS") acquired in the FCC's C-Block PCS auction. Fortunet holds licenses to provide PCS service of 15MHz of spectrum in the BTA of Tallahassee, Panama City and Ocala, Florida. On April 15, 1999, the FCC completed the reauction of all the C-Block licenses that were returned to it since the original C-Block auction, including the three 15MHz licenses that Fortunet returned. In that reauction, the successful bidders paid a total $2.7 million for the three licenses as compared to $18.8 million carrying amount of Lynch's investment in Fortunet. The final net cost of these licenses in the reauction was substantially below Fortunet's cost of the licenses it retained in these markets. Accordingly, during the first quarter of 1999, Lynch Interactive recorded an additional write down of $15.4 million. The Company is considering spinning off its 49.9% interest in Fortunet.

The income tax provision (benefit) includes federal, as well as state and local taxes. The tax provision (benefit) for the three months ended March 31, 2000 and 1999, represent effective tax rates of 46% and (33.6%), respectively. The causes of the difference from the federal statutory rate and between the two periods are principally due to the effect of state income taxes, including the effect of earnings and losses attributable to different state jurisdiction, and the amortization of non-deductible goodwill. Of note, no state tax benefit has been provided for the reserve for the impairment of $15.4 million in the investment in PCS license holders in 1999.

Minority interests was $0.1 million contribution in earnings in 2000 and $0.2 million deduction for earnings in 1999. The change is primarily due to the results of the Morgan Group Inc. Of note, the reserve for impairment of PCS operations had no effect on minority interest.

Net income for the three months ended March 31, 2000 was $2.6 million or $1.81 per share (basic) as compared to a net loss of $9.5 million or $6.67 per share (basic) in the previous years three-month period. The most significant items affecting the swing in earnings were the gain on the redemption of East/West preferred stock ($2.6 million, net of income tax provision) in 2000 and the reserve for the impairment of the investment in PCS license holders ($10.2 million, net of income tax benefit) in 1999.

FINANCIAL CONDITION

Liquidity/ Capital Resources

As of March 31, 2000, the Company had current assets of $50.2 million and current liabilities of $44.6 million. Working capital was therefore $5.6 million as compared to $12.1 million at December 31, 1999. Registrant's advances to affiliated entities of $15.1 million, which were put on deposit with the Federal Communication Commission, for purposes of bidding in FCC auctions for wireless spectrum, was the primary cause of the decline.

The first three months capital expenditures were $3.7 million in 2000 and $2.3 million in 1999. Overall 2000 capital expenditures are expected to be approximately $0.6 million above the 1999 level of $12.6 million due to additional expenditures for the Company's Kansas telephone operations.

At March 31, 2000, total debt was $168.7 million, which was about the same as the $168.9 million at the end of 1999. At March 31, 2000, there was $151.4 million of fixed interest rate debt averaging 7.0% and $17.3 million of variable interest rate debt averaging 7.8%. Debt at year-end 1999 included $151.9 million of fixed interest rate debt, at an average interest rate of 7.0% and $17.1 million of variable interest rate debt at an average interest rate of 8.1%. Additionally, the Company had $21.6 million in unused lines of credit at March 31, 2000, of which $1.6 million was attributable to Morgan. As of March 31, 2000, Interactive, the parent company had $20.0 million available under two short-term line of credit facilities, the maximum availability. These short-term lines of credit expire on August 31, 2000. Management anticipates that these lines will be renewed when they expire. At March 31, 2000, Morgan had a $20.0 million revolving credit facility that expires on February 28, 2001. Morgan projected it was probable that a violation of one or more of the financial covenants would occur at each of the measurements dates during 2000. Accordingly, Morgan and the bank, on March 30, 2000, agreed to modify the covenants. Morgan was in compliance at March 31, 2000. In general, the credit facilities are secured by receivables and common stock of certain subsidiaries and affiliates, in addition, certain covenants of Morgan facility restricts distributions.

Lynch  has  not  paid  any  cash  dividends  on its  Common  Stock  since  1989.
Interactive does not expect to pay cash dividends on its Common Stock in the foreseeable future. Interactive currently intends to retain its earnings, if any, for use in its business. Future financings may limit or prohibit the payment of dividends.

Interactive has a high degree of financial leverage. As of March 31,2000, the ratio of total debt to equity was 6.0 to 1. Certain subsidiaries also have high debt to equity ratios. In addition, the debt at subsidiary companies contains restrictions on the amount of readily available funds that can be transferred to the respective parent of the subsidiaries.

The Company has a significant need for resources primarily to fund future growth. Interactive is currently considering various alternative long and short-term financing arrangements. One alternative is the equity offering of Interactive stock. Other alternatives, either in addition to or in lieu of an Interactive equity offering, include a sale of shares of Spinnaker stock or a sale of a portion or all of certain investment in operating entities. While management expects to obtain adequate financing resources to enable the Company to meet its obligations, there is no assurance that such can be readily obtained or at reasonable costs.

Lynch Interactive actively pursues acquisitions of rural telephone companies. Specifically, it has an agreement in principal to acquire a rural telephone company, about 40% smaller in magnitude as its recent acquisition of Central Scott Telephone Company.

            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to market risk relating to changes in the general level of U.S. interest rates. Changes in interest rates affect the amounts of interest earned on the Company's cash, cash equivalents and marketable securities (approximately $21.7 million at March 31, 2000 and $32.9 million at December 31,
1999).

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

At March 31, 2000, approximately $17.3 million, or 10% of the Company's long-term debt and notes payable bears interest at variable rates. Accordingly, the Company's earnings and cash flows are affected by changes in interest rates. Assuming the current level of borrowings for variable rate debt and assuming a one percentage point change in the 2000 average interest rate under these borrowings, it is estimated that the Company's 2000 three month interest expense would have changed by less than $0.1 million. In the event of an adverse change in interest rates, management would likely take actions to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, the analysis assumes no such actions. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

                           FORWARD LOOKING INFORMATION

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

         See "Quantitative and Qualitative Disclosure about Market Risk" under Item 2 above.

PART II OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  27 - Financial Data Schedule

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended March 31, 2000

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            LYNCH INTERACTIVE CORPORATION
                                            (Registrant)

                                            By: s/Robert E. Dolan
                                            ---------------------
                                                  Robert E. Dolan
                                                  Chief Financial Officer

May 12, 2000