Form 10-Q
period 2000-06-30
LYNCH INTERACTIVE CORP
filed 2000-08-14
CIK 1088771

SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000
                               -------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File No.     1-15097
                        -------


                          LYNCH INTERACTIVE CORPORATION
                          -----------------------------
             (Exact name of Registrant as specified in its charter)


               Delaware   06-1458056
State or other jurisdiction of (I.R.S. Employer incorporation or organization) Identification No.)


401 Theodore Fremd Avenue, Rye, New York                         10580
----------------------------------------                         -----

Address of principal executive offices)                        (Zip Code)

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

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practical date.


            Class                                 Outstanding at July 30, 2000
            -----                                 ----------------------------
Common Stock, $.0001 par value                             1,411,983

                                      INDEX

                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES

PART I.     FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)

Condensed Balance Sheets
  -      June 30, 2000
  -      December 31, 1999

Condensed Statements of Operations:
  -      Three and six months ended June 30, 2000 and 1999

Condensed Statements of Cash Flows:
  -      Six months ended June 30, 2000 and 1999

Notes to Condensed Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosure About Market Risk


PART II.    OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURE

Part 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements


                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIAIRES
                            CONDENSED BALANCE SHEETS
                                 (In thousands)
                                                                                    June 30,    December 31,
                                                                                      2000         1999
                                                                                ------------    ------------
ASSETS                                                                            (Unaudited)      (Note)
CURRENT ASSETS:
    Cash and cash equivalents ..................................................   $  34,202    $  31,354
    Marketable securities ......................................................       1,602        1,587
    Receivables, less allowances of $370 and $415 ..............................      18,155       16,875
    Deferred income taxes ......................................................       3,404        3,404
    Other current assets .......................................................       7,209        7,573
                                                                                   ---------    ---------
TOTAL CURRENT ASSETS ...........................................................   $  64,572    $  60,793

PROPERTY, PLANT AND EQUIPMENT:
    Land .......................................................................       1,348        1,347
    Buildings and improvements .................................................      10,576       10,522
    Machinery and equipment ....................................................     148,044      142,558
                                                                                   ---------    ---------
                                                                                   $ 159,968    $ 154,427
    Accumulated Depreciation ...................................................     (64,141)     (58,497)
                                                                                   ---------    ---------
                                                                                      95,827       95,930

EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED, NET .....................      60,464       62,845
IVESTMENTS IN AND ADVANCES TO AFFILIATED ENTITIES ..............................       6,263        9,479
INVESTMENT IN SPINNAKER INDUSTRIES INC .........................................       9,250       11,875
OTHER ASSETS ...................................................................      13,463       13,047
                                                                                   ---------    ---------

TOTAL ASSETS ...................................................................   $ 249,839    $ 253,969
                                                                                   =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Notes payable to banks .....................................................   $   4,202    $   3,271
    Trade accounts payable .....................................................       4,450        4,465
    Accrued interest payable ...................................................         833          805
    Accrued liabilities ........................................................      19,655       21,751
    Customer advances ..........................................................       1,817        1,974
    Current maturities of long-term debt .......................................      15,979       16,445
                                                                                   ---------    ---------

TOTAL CURRENT LIABILITIES ......................................................      46,936       48,711

LONG-TERM DEBT .................................................................     147,424      149,256
DEFERRED INCOME TAXES ..........................................................      12,351       13,220
OTHER LIABILITIES ..............................................................       5,101        5,817
MINORITY INTERESTS .............................................................      10,217       10,054

SHAREHOLDERS' EQUITY
   COMMON STOCK, $0.0001 PAR VALUE-10,000,000 SHARES AUTHORIZED;
2,824,766 issued (at stated value) .............................................           0            0
    ADDITIONAL PAID - IN CAPITAL ...............................................      21,404       21,404
    RETAINED EARNINGS (ACCUMULATED DEFICIT) ....................................       1,972       (1,713)
    ACCUMULATED OTHER COMPREHENSIVE INCOME .....................................       4,474        7,240
    TREASURY STOCK, 800 AND 400 SHARES AT COST .................................         (40)         (20)
                                                                                   ---------    ---------
   TOTAL SHAREHOLDERS' EQUITY ..................................................      27,810    $  26,911
                                                                                   ---------    ---------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ....................................   $ 249,839    $ 253,969

                                                                                   =========    =========
Note:  The Balance  Sheet at December 31, 1999 has been derived from the audited financial  statements at that date, but does not include all of the  information and footnotes required by generally accepted accounting  principles for complete financial statements. See accompanying notes.



                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (In thousands, except per share amounts)

                                                                   Three Months Ended               Six Months
                                                                       June 30,                  Ended June 30,
                                                              ---------------------------   --------------------------
                                                                   2000           1999           2000          1999
                                                              ---------------------------   ------------  ------------

SALES AND REVENUES
Multimedia ..................................................   $    16,019    $    13,955    $    31,590    $    27,342
Services ....................................................        29,961         40,270         57,828         75,595
                                                                -----------    -----------    -----------    -----------
                                                                     45,980         54,225         89,418        102,937
Costs and expenses:
Multimedia ..................................................        11,482          9,584         22,674         19,169
Services ....................................................        27,575         37,184         53,981         69,496
Selling and administrative ..................................         3,160          3,200          6,162          6,448
                                                                -----------    -----------    -----------    -----------
OPERATING PROFIT ............................................         3,763          4,257          6,601          7,824
Other income (expense):
  Investment income .........................................         1,233            218          1,737          1,034
  Interest expense ..........................................        (3,229)        (2,563)        (6,459)        (5,247)
  Equity in earnings of affiliated companies ................           970             44          1,269            103
  Gain on redemption of East/West preferred stock ...........             0              0          4,125              0
  Reserve for impairment of investment in PCS license holders             0              0              0        (15,406)
                                                                -----------    -----------    -----------    -----------
                                                                     (1,026)        (2,301)           672        (19,516)
                                                                -----------    -----------    -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES, MINORITY
 INTERESTS AND EXTRAORDINARY ITEM ...........................         2,737          1,956          7,273        (11,692)
(Provision) benefit for income taxes ........................        (1,338)          (776)        (3,425)         3,766
Minority Interests ..........................................          (266)          (232)          (163)          (431)
                                                                -----------    -----------    -----------    -----------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                         $     1,133     $     948     $     3,685    $    (8,357)
                                                                -----------    -----------    -----------    -----------
LOSS FROM EARLY EXTINGUISHMENT OF DEBT,
NET OF TAX BENEFIT OF $105 ..................................             0              0              0           (160)
                                                                -----------    -----------    -----------    -----------

NET INCOME (LOSS) ...........................................   $     1,133    $       948    $     3,685    $    (8,517)

                                                                ===========    ===========    ===========    ===========

Basic weighted average shares ...............................     2,824,000      2,832,000      2,824,000      2,834,000
Diluted weighted average shares .............................     2,824,000      2,832,000      3,412,000      2,834,000
BASIC EARNINGS PER SHARE
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM .....................   $      0.40    $      0.33    $      1.30    $     (2.95)
EXTRAORDINARY ITEM ..........................................             0              0              0          (0.06)
                                                                -----------    -----------    -----------    -----------
NET INCOME (LOSS) ...........................................   $      0.40    $      0.33    $      1.30    $     (3.01)
                                                                ===========    ===========    ===========    ===========
DILUTED EARNINGS PER SHARE
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM .....................   $      0.40    $      0.33    $      1.23    $     (2.95)
EXTRAORDINARY ITEM ..........................................             0              0              0          (0.06)
                                                                -----------    -----------    -----------    -----------
NET INCOME (LOSS) ...........................................   $      0.40    $      0.33    $      1.23    ($     3.01)
                                                                ===========    ===========    ===========    ===========

See accompanying notes.




                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                        Six Months Ended
                                                                             June 30,
                                                                        2000         1999
                                                                     ----------   -----------
Net Income (loss) ..................................................   $  3,685    $ (8,517)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation and amortization ...................................      8,281       7,338
   Unrealized (gain) loss on trading securities ....................        (15)       (316)
   Deferred income taxes ...........................................          0      (5,573)
   Share of operations of affiliated companies .....................     (1,269)       (103)
   Gain on redemption of East/West preferred stock .................     (4,125)          0
   Gain on sale of available for sale securities ...................       (703)       --
   Minority interests ..............................................        163         431
   Reserve for impairment of PCS licenses ..........................          0      15,406
   Changes in operating assets and liabilities:
        Receivables ................................................     (1,280)       (519)
        Accounts payable and accrued liabilities ...................     (2,665)     (1,064)
        Other ......................................................       (360)        863
                                                                       --------    --------
NET CASH PROVIDED BY OPERATING ACTIVITIES ..........................      1,712       7,946
                                                                       --------    --------

INVESTING ACTIVITIES
Capital Expenditures ...............................................     (6,628)     (4,030)
Investment in and advances to wireless telecommunications affiliates       (395)          0
Proceeds from redemption of East/West preferred stock ..............      8,712           0
Proceeds from sale of available-for-sale securities ................      1,189        --
Other ..............................................................       (363)       (110)
                                                                       --------    --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ................      2,515      (4,140)
                                                                       --------    --------

FINANCING ACTIVITIES
Repayments of long term debt .......................................     (2,298)     (3,746)
Net borrowings (repayments), lines of credit .......................        931      (6,846)
Treasury stock transactions ........................................        (20)          0
Advances to Lynch Corporation ......................................          0      (1,260)
Other ..............................................................          8      (1,003)
                                                                       --------    --------
NET CASH USED IN FINANCING ACTIVITIES ..............................     (1,379)    (12,855)
                                                                       --------    --------

Net increase (decrease) in cash and cash equivalents ...............      2,848      (9,049)
Cash and cash equivalents at beginning of period ...................     31,354      27,021
                                                                       --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .........................   $ 34,202    $ 17,972
                                                                       ========    ========

See accompanying notes.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

A.   Subsidiaries of the Registrant
-----------------------------------

As of June 30, 2000, the Subsidiaries of the Registrant are as follows:

Subsidiary                                         Owned by Lynch
------------                                       --------------
Brighton Communications Corporation ............     100.0%
  Lynch Telephone Corporation IV ...............     100.0%
    Bretton Woods Telephone Company ............     100.0%
    World Surfer, Inc. .........................     100.0%
  Lynch Kansas Telephone Corporation ...........     100.0%
  Lynch Telephone Corporation VI ...............      98.0%
    JBN Telephone Company, Inc. ................      98.0%
      JBN Finance Corporation ..................      98.0%
    Giant Communications, Inc. .................     100.0%
    Lynch Telephone Corporation VII ............     100.0%
      USTC Kansas, Inc. ........................     100.0%
       Haviland Telephone Company, Inc. ........     100.0%
        Haviland Finance Corporation ...........     100.0%
  DFT Communications Corporation ...............     100.0%
    Dunkirk & Fredonia Telephone Company .......     100.0%
      Cassadaga Telephone Company ..............     100.0%
        Macom, Inc. ............................     100.0%
      Comantel, Inc. ...........................     100.0%
        Erie Shore Communications, Inc. ........     100.0%
        D&F Cellular Telephone, Inc. ...........     100.0%
    DFT Long Distance Corporation ..............     100.0%
    DFT Local Service Corporation ..............     100.0%
  LMT Holding Corporation ......................     100.0%
    Lynch Michigan Telephone Holding Corporation     100.0%
        Upper Peninsula Telephone Company ......     100.0%
        Alpha Enterprises Limited ..............     100.0%
          Upper Peninsula Cellular North, Inc. .     100.0%
          Upper Peninsula Cellular South, Inc. .     100.0%

  Lynch Telephone Corporation IX ...............     100.0%
    Central Scott Telephone Company ............     100.0%
        CST Communications Inc. ................     100.0%
  Global Television, Inc. ......................     100.0%
  Inter-Community Acquisition Corporation ......     100.0%
  Home Transport Service, Inc. .................     100.0%

  Lynch Capital Corporation ....................     100.0%

  Lynch Entertainment, LLC .....................     100.0%
  Lynch Entertainment Corporation II ...........     100.0%

  Lynch Multimedia Corporation .................     100.0%
    CLR Video, LLC .............................      60.0%


Subsidiary                                                 Owned by Lynch
------------                                              ----------------
The Morgan Group, Inc. ................................   70.0%(V)/55.4%(O)
Morgan Drive Away, Inc. ...............................   70.0%(V)/55.4%(O)
    Transport Services Unlimited, Inc. ................   70.0%(V)/55.4%(O)
  Interstate Indemnity Company ........................   70.0%(V)/55.4%(O)
  Morgan Finance, Inc. ................................   70.0%(V)/55.4%(O)
  TDI, Inc. ...........................................   70.0%(V)/55.4%(O)
    Home Transport Corporation ........................   70.0%(V)/55.4%(O)
    MDA Corporation ...................................   70.0%(V)/55.4%(O)

Lynch PCS Communications Corporation ..................   100.0%
  Lynch PCS Corporation A .............................   100.0%
  Lynch PCS Corporation F .............................   100.0%
  Lynch PCS Corporation G .............................   100.0%
  Lynch PCS Corporation H .............................   100.0%
  Lynch Paging Corporation ............................   100.0%

Lynch Telecommunications Corporation ..................   100.0%
  Lynch Telephone Corporation .........................    83.1%
    Western New Mexico Telephone Company, Inc. ........    83.1%
    Interactive Networks Corporation ..................    83.1%
    WNM Communications Corporation ....................    83.1%
    Wescel Cellular, Inc. .............................    83.1%
      Wescel Cellular of New Mexico, L.P. .............    42.4%
    Wescel Cellular, Inc. II ..........................    83.1%
      Northwest New Mexico Cellular, Inc. .............    40.6%
      Northwest New Mexico Cellular of New Mexico, L.P.    20.7%
        Enchantment Cable Corporation .................    83.1%
Lynch Telephone II, LLC ...............................   100.0%
   Inter-Community Telephone Company, LLC .............   100.0%
     Inter-Community Telephone Company II, LLC ........   100.0%
   Valley Communications, Inc. ........................   100.0%
Lynch Telephone Corporation III .......................    81.0%
   Cuba City Telephone Exchange Company ...............    81.0%
   Belmont Telephone Company ..........................    81.0%

 Notes: (V)=Percentage voting control; (O)=Percentage of equity ownership

B.     Organization
-------------------

On August 12, 1999, the Board of Directors of Lynch Corporation ("Lynch") approved in principle the spin-off to its shareholders of its multimedia and services businesses as an independent publicly traded company (the "Spin-off"). The multimedia and services businesses and the independently publicly traded company to which the assets and liabilities were contributed are hereinafter referred to as Lynch Interactive Corporation (the "Company," "Lynch Interactive" or "Interactive"). Prior to and contemporaneous with the Spin-Off, certain legal and regulatory actions were taken to perfect the existence of the above mentioned affiliated multimedia and service companies as subsidiaries of Lynch Interactive. The Spin-Off occurred on September 1, 1999. At the Spin-Off, Lynch distributed 100 percent of the outstanding shares of common stock of its wholly-owned subsidiary, Interactive, to holders of record of Lynch's common stock as of the close of business on August 23, 1999. As part of the Spin-Off, Interactive received one million shares of common stock of Spinnaker Industries, Inc. representing an approximate 13.6% equity ownership interest (and an approximate 2.5% voting interest) and Lynch Interactive also assumed certain short-term and long-term debt obligations of Lynch. Net assets contributed by Lynch, were estimated to be approximately $23 million at the date of the Spin-Off. Such amount was subsequently decreased in the fourth quarter by $1.6 million to reflect a revision in the allocation of certain liabilities. Prior to the spin-off, Interactive succeeded to the credit facilities established by Lynch.

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

C.    Basis of Presentation
---------------------------

As of June 30, 2000 and December 31, 1999, and for the three and six months ended June 30, 2000, the accompanying financial statements represent the consolidated accounts of Interactive. For the three and six months ended June 30, 1999, the financial statements have been prepared using the historical basis of assets and liabilities and historical results of operations of the multimedia and services businesses and other assets and liabilities, which were contributed to Interactive. However, for the three and six months periods ended June 30, 1999, financial information reflects a period during which the Company did not operate as an independent public company and, accordingly, certain assumptions were made in preparing such financial information. Such information, therefore, may not necessarily reflect the results of operations, financial condition or cash flows of the Company in the future or what they would have been had the Company been an independent public company during the reporting periods.

Investments in affiliates in which the Company does not have a majority voting control are accounted for in accordance with the equity method. All material intercompany transactions and balances have been eliminated. The Company consolidates the operating results of its telephone and cable television subsidiaries (60-100% owned December 31, 1999 and June 30, 2000) and The Morgan Group, Inc. ("Morgan"), in which, at December 31, 1999 and June 30, 2000, the Company owned 70.0% of the voting power and 55.4% of common equity. The Company accounts for following affiliated companies on the equity basis of accounting:
Coronet Communications Company (20% owned at June 30, 2000), Capital Communications Company, Inc. (49% owned at June 30, 2000), Fortunet
Communications, L.L.P. (49.9% owned at June 30, 2000), and the cellular partnership operations in New Mexico (17% to 21% owned at June 30, 2000).

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

At the Spin Off, the employees of the corporate office of Lynch Corporation became employees of the Registrant and the Registrant began providing certain corporate management services to Lynch Corporation, which is charged a management fee for these services. This charge was $60,000 and $180,000 for the three and six months ended June 30, 2000, respectively.

Lynch Interactive and Lynch have entered into certain agreements governing various ongoing relationships, including the provision of support services and a tax allocation agreement. The tax allocation agreement provides for the allocation of tax attributes to each company as if it had actually filed with the respective tax authority.

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Articles 10 and 11 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

D.   Accounting and Reporting Policies
--------------------------------------

Securities and Exchange Commission's Staff Accounting Bulletin 101summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in the financial statements. The Registrant is currently assessing the impact, if any, that SAB will have on its revenue recognition policy when it is adopted in the fourth quarter of 2000.

E.    Acquisitions
------------------

On July 16, 1999, Lynch Telephone Corporation IX, a subsidiary of the Registrant, acquired by merger, all of the stock of Central Scott Telephone Company for approximately $28.4 million in cash. As a result of this transaction, the Registrant recorded approximately $17.0 million in goodwill, which is being amortized over 25 years. During the three months ended June 30, 2000, the Registrant finalized the accounting for its acquisition of Central Scott Telephone Company. This finalization increased other assets by $1.4 million, increased deferred income tax liability by $1.1 million, reduced accumulated other comprehensive income by $0.6 million, net of taxes, and decreased goodwill by $0.9 million.

The above acquisition was accounted for as a purchase, and accordingly, the assets acquired and liabilities assumed were recorded at their estimated fair market values.

The operating results of the acquired company are included in the Statements of Operations from its acquisition date. The following unaudited pro forma information shows the results of the Registrant's operations as though the acquisition of Central Scott was made at the beginning of 1999. (In Thousands of Dollars, except per share data.)

                                               Three Months Ended           Six Months Ended
                                                     June 30,                   June 30,
                                               2000            1999         2000           1999
                                              ----------------------      ------------------------

Sales and Revenues ........................   $   45,980   $   54,876   $  89,418    $   104,719
Net Income (loss) before Extraordinary Item        1,133          741       3,685        (8,665)
Basic Earnings (loss) per share ...........         0.40         0.26        1.30         (3.06)
Diluted Earnings (loss) per share .........         0.40         0.26        1.23         (3.06)


F.   Investment in and Advances to Affiliates Entities
------------------------------------------------------

During 2000, a subsidiary of the Registrant made investments in and advances to two separate 49% owned entities of $15.1 million in total; these funds were used as part of deposits that were made to Federal Communications Commission by these entities to be eligible to bid in auctions for spectrum to be used in wireless applications. The results of the auction were that the entities were high bidders in licenses with a net cost of $1.5 million and the excess funds were returned.

The Registrant has investments in two cellular telephone partnerships. During the three months ended June 30, 2000, these partnerships sold the cellular towers. As a result of this sale, Interactive recognized a gain of $0.7 million, prior to tax and minority interest effects.

G.   Indebtedness
-----------------

On a consolidated basis, at June 30, 2000, the Registrant maintained short-term lines of credit facilities totaling $40.0 million, of which $22.3 million was available. The parent company of the Registrant maintains two short-term lines of credit facilities totaling $20.0 million, all of which was available at June 30, 2000. The parent company facilities will expire on August 31, 2000. The Morgan Group maintains a line and letter of credit facility totaling $20.0 million, of which $2.3 million was available at June 30, 2000 due to borrowing base considerations and outstanding letters of credit. The Morgan Group facility expires on February 28, 2001. In general, the credit facilities are secured by receivables and common stock of certain subsidiaries and affiliates, in addition, certain covenants of the Morgan facility restricts distributions.

Long-term debt consists of:                                                          June 30,    December 31,
                                                                                      2000          1999
                                                                                      ---------------------
                                                                                          (In thousands)
Rural Electrification  Administration (REA) and Rural Telephone Bank (RTB) notes payable  through  2027 at fixed  interest  rates  ranging  from 2% to 7.5% (4.9%
weighted average at June 30, 2000 and 4.8% at December 31, 1999),
secured by assets of the telephone companies of $113.9 million .................   $  49,695    $  48,892

Bank Credit  facilities  utilized by certain  telephone  and  telephone  holding companies  through 2009,  $44.6 million at a fixed  interest rate averaging 8.2%
($46.9   million,  averaging 8.2% ad December 31,  1999) and $13.4  million at variable interest rates averaging 8.3% ($13.8 million averaging
8.1% at December 31, 1999)  ....................................................      57,950       60,740

Unsecured notes issued in connection with acquisitions  through 2006, at fixed
interest rate of 10.0% .........................................................      27,456       27,654

Convertible  subordinated  note due in December 2004 at fixed interest rate
of 6%...........................................................................      25,000       25,000

Other ..........................................................................       3,302        3,415
                                                                                   ---------    ---------
                                                                                     163,403      165,701
Current Maturities .............................................................     (15,979)     (16,445)
                                                                                   ---------    ---------
                                                                                   $ 147,424    $ 149,256
                                                                                   =========    =========


H.       Comprehensive Income
-----------------------------

Balances of accumulated other comprehensive income-net of tax, which consists of unrealized gains (losses) on available for sale of securities, at December 31, 1999 and June 30, 2000 is as follows (in thousands):

Balance at December 31, 1999 ................   $ 7,240
Adjustment relating to acquisition accounting      (566)
Reclassification adjustment .................      (435)
Current year unrealized losses ..............   (1, 765)
                                                -------
    Balance at June 30, 2000 ................   $ 4,474
                                                =======


The comprehensive income (loss), for the three and six months periods ending in June 30, 2000 and 1999 is as follows (in thousands):

                                                                               Three Months Ended
                                                                                    June 30,
                                                                                 2000       1999
                                                                               -------------------

Net Income for the period ..................................................   $ 1,133    $   948
Unrealized  gains (losses) on available for sale  securities - net of income
tax benefit (provision) of $397 and ($18), respectively                           (555)        24
Reclassification adjustment - net of income tax benefit of $302 ............      (435)      --
                                                                               -------    -------
    Comprehensive income                                                       $   143    $   972
                                                                               =======    =======

                                                                                 Six Months Ended
                                                                                   June 30,
                                                                                2000         1999
                                                                               ------------------

Net Income (loss) for the period ...........................................   $  3,685    $ (8,517)
Unrealized  losses on  available  for sale  securities  - net of income  tax
benefits of $1,274 and $1,727, respectively ................................     (1,765)     (2,385)

Reclassification adjustment - net of income tax benefit of $301 ............       (433)       --
                                                                               --------    --------
    Comprehensive income (loss) ............................................   $  1,487    $(10,902)
                                                                               ========    ========


I.       Principal Executive Bonus Plan
---------------------------------------

At the Registrant's Annual Meeting on May 11, 2000, the shareholders approved a Principal Executive Bonus Plan. $0.3 million of expense was recognized with this plan for the three months ended June 30, 2000.

J.       Stock Split
--------------------

On August 11, 2000, the Registrant announced a two-for-one stock split, to be effected through a distribution to its shareholders of one share of Registrant's Common Stock for each share of Common Stock owned. The record date will be August 28, 2000, and the distribution of date will be September 11, 2000 (or as soon as possible thereafter).

Share and per share data in the accompanying financial statements and notes have been adjusted to reflect this change.

K.       Earnings per share
---------------------------

For the three and six months ended June 30, 1999, the following table (in thousands, except for per share data) sets forth the computation of pro forma basic and diluted earnings (loss) per share. Pro forma earnings (loss) per share for this period is calculated assuming that the shares outstanding for such period was the same as the shares outstanding for Lynch Corporation. Subsequent to the Spin-Off, basic and diluted earnings per share are based on the average weighted number of shares and share equivalents outstanding. On December 13, 1999, the Registrant issued a $25 million 6% convertible promissory note, convertible into the Registrant's common stock at $42.50 per share.

                                               Three Months Ended    Six Months Ended
                                                    June 30,             June 30,
                                                 2000       1999     2000       1999
                                               -----------------   -------------------
Basic earnings per share Numerators:
      Income (loss) before extraordinary item   $ 1,133   $ 948   $  3,685   $(8,357)
      Extraordinary item ....................      --      --         --        (160)
                                                -------   -----   --------   -------
      Net Income (loss) .....................   $ 1,133   $ 948   $  3,685   $(8,517)
                                                =======   =====   ========   =======

Denominator:
      Weighted average shares outstanding ...     2,824   2,832      2,824     2,834
                                                =======   =====   ========   =======
Earnings (loss) per share:
      Income (loss) before extraordinary item   $  0.40   $0.33   $   1.30   $ (2.95)
      Extraordinary item ....................      --      --         --       (0.06)
                                                -------   -----   --------   -------
      Net income (loss) .....................   $  0.40   $0.33   $   1.30   $ (3.01)
                                                =======   =====   ========   =======

Diluted earnings per share Numerators:
     Income (loss) before extraordinary item    $ 1,133   $ 948   $  3,685   $(8,357)
     Extraordinary item .....................      --      --         --        (160)
                                                -------   -----   --------   -------

     Net Income (loss) ......................   $ 1,133   $ 948   $  3,685   $(8,517)
                                                =======   =====   ========   =======

     Interest saved on assumed conversion of
        convertible  notes - net of tax .....      --      --          496      --
                                                =======   =====   ========   =======

     Income (loss) before extraordinary item    $ 1,133   $ 948   $  4,181   $(8,357)
     Extraordinary item .....................      --      --         --        (160)
                                                -------   -----   --------   -------
     Net Income (loss) ......................   $ 1,133   $ 948   $  4,181   $(8,517)
                                                =======   =====   ========   =======

Denominators:
      Weighted average shares outstanding ...     2,824   2,832      2,824     2,834
      Shares issued on conversion of
        convertible note ....................      --      --          588      --
                                                -------   -----   --------   -------
Weighted average share and share
         Equivalents ........................     2,824   2,832      3,412     2,834
                                                =======   =====   ========   =======

Earnings (loss) per share:
      Income (loss) before extraordinary item   $  0.40   $0.33   $   1.23   $ (2.95)
      Extraordinary item ....................      --      --         --       (0.06)
                                                -------   -----   --------   -------
      Net income (loss) .....................   $  0.40   $0.33   $   1.23   $ (3.01)
                                                =======   =====   ========   =======


L.       Segment Information
----------------------------

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

Operating profit (loss) is equal to revenues less operating expenses, excluding unallocated general corporate expenses, interest and income taxes. Prior to the Spin Off, Lynch, and after the spin-off the Registrant allocated a portion of its general corporate expenses to its operating segments. Such allocation was $317,000 and $634,000 for the three and six months ended June 30, 2000 respectively, and $327,000 and $635,000 for the three and six months ended June 30, 1999. Subsequent to the Spin-Off, the Registrant is providing corporate management services to Lynch Corporation for a management fee (see note B).

                                                             Three Months Ended          Six Months Ended
                                                                  June 30,                   June 30,
                                                              2000        1999           2000          1999
                                                           ----------------------   ------------------------
Revenues:                                                                      (In thousands)
Multimedia .............................................   $  16,019    $  13,955    $  31,590    $  27,342
Services ...............................................      29,961       40,270       57,828       75,595
                                                           ---------    ---------    ---------    ---------
Combined Total .........................................   $  45,980    $  54,225    $  89,418    $ 102,937
                                                           =========    =========    =========    =========

EBITDA (before corporate allocation):
Multimedia .............................................   $   8,385    $   7,791    $  16,545    $  14,914
Services ...............................................         426          769         (154)       1,428
Corporate expenses, gross ..............................        (875)        (583)      (1,509)      (1,170)
                                                           ---------    ---------    ---------    ---------
Combined total .........................................   $   7,936    $   7,977    $  14,882    $  15,172
                                                           =========    =========    =========    =========
Operating profit:
Multimedia .............................................   $   4,163    $   4,070    $   8,188    $   7,568
Services ...............................................         113          436         (785)         761
Unallocated corporate expense ..........................        (513)        (249)        (802)        (505)
                                                           ---------    ---------    ---------    ---------
Combined Total .........................................   $   3,763    $   4,257    $   6,601    $   7,824
                                                           =========    =========    =========    =========

Operating profit .......................................   $   3,763    $   4,257    $   6,601    $   7,824
Investment income ......................................       1,233          218        1,737        1,034
Interest expense .......................................      (3,229)      (2,563)      (6,459)      (5,247)
Equity in earnings of affiliated companies .............         970           44        1,269          103
Reserve  for  impairment  of  investment  in PCS license
holders.................................................        --           --           --        (15,406)
Gain on redemption of East/West Preferred Stock ........        --           --          4,125         --
                                                           ---------    ---------    ---------    ---------
Income (loss) before income taxes, minority interests
  and extraordinary item ...............................   $   2,737    $   1,956    $   7,273    $ (11,692)
                                                           =========    =========    =========    =========

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

SALES AND REVENUES

Revenues for the three months ended June 30, 2000 decreased by $8.2 million to $46.0 million from the second quarter of 1999. Within the operating segments multimedia revenues increased by $2.1 million or 15 %, which were offset by a $10.3 million decrease at Morgan Group Inc. - Interactive's service subsidiary. This decline in Morgan's revenues was attributed to lower shipments in both the manufactured housing and specialized outsourcing operations. The manufactured housing industry continues to be hampered by tighter credit standards and rising interest rates at the retail level, and a resultant excess inventory of new and repossessed homes, which directly impacts production and sales volume of Morgan's customers. Morgan believes that the depressed level of shipments in manufactured housing will continue through this year, possibly moderating the following year. In addition, Morgan is currently evaluating the profit potential of its niche businesses and their growth potential. Multimedia revenues grew partially due to the acquisition of Central Scott Telephone Company, which was acquired on July 16, 1999, and contributed $1.2 million to the revenue growth, and partially to growth, in both regulated telecommunications services as well as the provision of non-traditional telephone services such as Internet.

Revenues for the first six months of 2000 decreased by $13.5 million to $89.5 million from the first half of 1999. Within the operating segments, multimedia revenues increased $4.2 million, or 16%, which were offset by a $17.8 million decline in revenues at The Morgan Group, Inc. The factors noted above that resulted in Morgan's second quarter revenue decline were also responsible for the first half decline. Multimedia revenues increased due to the acquisition of Central Scott Telephone Company ($2.4 million contribution) and growth in regulated and non-traditional telephone services.

Shipments of manufactured homes tend to decline in the winter months in areas where poor weather conditions inhibit transport. This usually reduces operating revenues in the first and fourth quarters of the year. Morgan's operating revenues, therefore, tend to be stronger in the second and third quarters.

Operating profit for the three months ended June 30, 2000 decreased by $0.5 million to $3.8 million from the second quarter of 1999. Within the operating segments: the multimedia operating profit increase of $0.1 million was offset by a decrease in Morgan's operating profit of $0.3 million. Operating profit in the multimedia segment increased due to the acquisition of Central Scott, $0.3 million, net of goodwill amortization offset by additional start-up costs and operating losses in developing new communications services, i.e., CLEC. Morgan's operating profits fell by $0.3 million due to the lower volume in shipments offset by its manufactured housing and specialized outsourcing businesses offset by improved driver outsourcing, insurance and overhead savings. In March 2000, Morgan instituted staff reduction and other cost savings initiatives. It is currently estimated that the cost savings of these initiatives will approximate $2.4 million annually. The impact of the cost savings for 2000 is expected to approximate $1.8 million, net of severance costs. Morgan continues to review incremental marketing initiatives and continuously is reviewing staffing levels and expenditures to reduce its overhead structure. Net corporate expense increased by $0.3 million due to an accrual under the Registrant's Principal Executive Bonus Plan and the Registrant expects to record an additional $0.3 million in the second half of 2000.

Operating profit for the six months ended June 30, 2000 decreased by $1.2 million from the prior year. Within the operating segment: multimedia operating profit increased by $0.6 million (net operating profit from Central Scott was $0.7 million) and Morgan's operating profit fell by $1.5 million to a loss of $0.8 million. Unallocated corporate expenses increased by $0.3 million. The factors that affected the second quarter results were also the primary factors that affected the second quarter results.

Investment income for the quarter ended June 30, 2000 increased by $1.0 million primarily due to realized gains on sales of available-for-sale securities of $0.7 million and unrealized gains on trading securities. For the six-month period ended June 30, 2000, investment income increased by $0.7 million due to the above noted realized gains.

Interest expense increased from the prior year period for both the second quarter and first half of 2000 by $0.7 and $1.2 million, respectively, due predominantly to the acquisition of Central Scott Telephone Company and the issuance of the Convertible Note by the parent company on December 11, 1999.

Equity in earnings of affiliated companies was impacted by a net gain of $0.7 million on the sale of cellular towers at two of the Registrant's cellular telephone company investments.

On February 25, 2000, Omnipoint acquired through a merger, all of the outstanding shares of East/West Communications, Inc. At the time of the merger the Registrant held a redeemable preferred stock of East/West Communications, Inc. with a liquidation value of $8.7 million, including payment in kind of dividends to date. In accordance with its terms, the preferred stock was redeemed at its liquidation value and as a result the Registrant recorded a pre-tax gain of $4.1 million in the first quarter of 2000.

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

The income tax provision (benefit) includes federal, as well as state and local taxes. The tax provision (benefit) for the six months ended June 30, 2000 and 1999, represent effective tax rates of 47.1% and (32.2%), respectively. The causes of the difference from the federal statutory rate and between the two periods are principally due to the effect of state income taxes, including the effect of earnings and losses attributable to different state jurisdiction, and the amortization of non-deductible goodwill. Of note, no state tax benefit has been provided for the reserve for the impairment of $15.4 million in the investment in PCS license holders in 1999.

Minority interest reduced earnings by $0.3 million and $0.2 million for the three months ended June 30, 2000 and 1999, respectively, as lower earnings of Morgan were more than offset by the minority interest effect on the gain of the sale of the cellular towers. Minority interest effects for the six months periods ended June 30, 1999 and June 30, 2000 was reduced by $0.2 million due to the lower operating results of Morgan. Of note, the reserve for impairment of PCS operations and the gain on the redemption of East/West preferred stock had no effect on minority interest.

Net income for the three months ended June 30, 2000 was $1.1 million or $0.40 per share (basic) as compared to a net income of $0.9 million, or $0.33 per share (basic), in the previous years three-month period. The most significant items affecting the swing in earnings were the realized gain on the sale of available-for-sale securities and a gain on the sale of towers by an affiliate entity offset by lower net income contributed by Morgan.

Net income for the six months ended June 30, 2000 was $3.7 million or $1.30 per share (basic) as compared to a net loss of $8.5 million or $3.01 per share
(basic) in the previous year six-month period. The most significant items affecting the swing in earnings were the gain on the redemption of East/West preferred stock ($2.5 million, net of income tax provision) in 2000 and the reserve for the impairment of the investment in PCS license holders ($10.2 million, net of income tax benefit) in 1999.


FINANCIAL CONDITION

Liquidity/ Capital Resources

As of June 30, 2000, the Company had current assets of $64.6 million and current liabilities of $46.9 million. Working capital was therefore $17.6 million as compared to $12.1 million at December 31, 1999. Proceeds from the redemption of the East/West Preferred stock offset by payments under the Company's SAR Program were the primary reason to the increase.

The first six months capital expenditures were $6.6 million in 2000 and $4.0 million in 1999. Overall 2000 capital expenditures are expected to be approximately $6.8 million above the 1999 level of $12.6 million due to additional expenditures for the Company's Kansas telephone operations.

At June 30, 2000, total debt was $167.6 million, which was about the same as the $169.0 million at the end of 1999. At June 30, 2000, there was $150.0 million of fixed interest rate debt averaging 7.0% and $17.6 million of variable interest rate debt averaging 8.5%. Debt at year-end 1999 included $151.9 million of fixed interest rate debt, at an average interest rate of 7.0% and $17.1 million of variable interest rate debt at an average interest rate of 8.1%. Additionally, the Company had $22.3 million in unused lines of credit at June 30, 2000, of which $2.3 million was attributable to Morgan. As of June 30, 2000, Interactive, the parent company had $20.0 million available under two short-term line of credit facilities, the maximum availability. These short-term lines of credit expire on August 31, 2000. Management anticipates that these lines will be renewed when they expire. At June 30, 2000, Morgan had a $20.0 million revolving credit facility that expires on February 28, 2001. In general, the credit facilities are secured by receivables and common stock of certain subsidiaries and affiliates, in addition, certain covenants of Morgan facility restricts distributions.

Lynch  has  not  paid  any  cash  dividends  on its  Common  Stock  since  1989.
Interactive does not expect to pay cash dividends on its Common Stock in the foreseeable future. Interactive currently intends to retain its earnings, if any, for use in its business. Future financings may limit or prohibit the payment of dividends.

Interactive has a high degree of financial leverage. As of June 30, 2000, the ratio of total debt to equity was 6.0 to 1. Certain subsidiaries also have high debt to equity ratios. In addition, the debt at subsidiary companies contains restrictions on the amount of readily available funds that can be transferred to the respective parent of the subsidiaries.

The Company has a significant need for resources primarily to fund future growth. Interactive considers various alternative long and short-term financing sources: debt, equity, or sale of an investment asset. While management expects to obtain adequate financing resources to enable the Company to meet its obligations, there is no assurance that such can be readily obtained or at reasonable costs.

Lynch Interactive actively pursues acquisitions of rural telephone companies. Specifically, it has an agreement in principal to acquire a rural telephone company, somewhat smaller in magnitude than its recent acquisition of Central Scott Telephone Company. In addition, an associated entity, PTPMS II, L.L.C., has recently filed an application to participate in the 700MHz Guard Band Auction being conducted by the FCC. The Registrant anticipated funding a substantial portion of the deposit to be made to the FCC by PTPMS II to participate in the auction.

            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to market risk relating to changes in the general level of U.S. interest rates. Changes in interest rates affect the amounts of interest earned on the Company's cash, cash equivalents and marketable securities ($35.8 million at June 30, 2000 and $32.9 million at December 31, 1999).

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

At June 30, 2000, approximately $17.6 million, or 10.5% of the Company's long-term debt and notes payable bears interest at variable rates. Accordingly, the Company's earnings and cash flows are affected by changes in interest rates. Assuming the current level of borrowings for variable rate debt and assuming a one percentage point change in the 2000 average interest rate under these borrowings, it is estimated that the Company's 2000 three month interest expense would have changed by less than $0.1 million. In the event of an adverse change in interest rates, management would likely take actions to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, the analysis assumes no such actions. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

                           FORWARD LOOKING INFORMATION

Included in this Management Discussion and Analysis of Financial Condition and Results of Operations are certain forward looking financial and other information, including without limitation profit evaluations of Morgan's niche businesses and their growth potential, the cost savings and marketing initiatives at Morgan, possible financings, possible acquisitions, possible spectrum auction participation, a possible spin off of Registrant's interest in Fortunet and Market Risk. It should be recognized that such information are projections, estimates or forecasts based on various assumptions, including without limitation, meeting its assumptions regarding expected operating performance and other matters specifically set forth, as well as the expected performance of the economy as it impacts the Registrant's businesses, government and regulatory actions and approvals, and tax consequences and cautionary statements set forth in documents filed by Registrant and The Morgan Group with the Securities and Exchange Commission. As a result, such information is subject to uncertainties, risks and inaccuracies, which could be material.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk
         ----------------------------------------------------------

          See "Quantitative and Qualitative  Disclosure about Market Risk" under
          Item 2 above.

PART II OTHER INFORMATION

Item 4.  Submission of Matters to A Vote of Security Holders
         ---------------------------------------------------

          At the Annual Meeting of Stockholders of the Registrant held on May 11, 2000, the following persons were elected as Directors with the following votes:

 Name                     Votes For    Votes Withheld
 ----                     ---------    --------------
Paul J. Evanson ......    1,248,254      15,911
John C. Ferrara ......    1,247,054      17,111
Mario J. Gabelli......    1,230,855      33,310
David C. Mitchell.....    1,248,254      15,911
Salvatore Muoio ......    1,247,054      17,111
Ralph R. Papitto......    1,247,054      17,111


         In addition, The Registrant's 2000 Stock Option Plan was approved as follows:

For: ............   858,951
Against: ........    26,600
Abstain: ........     4,489
Broker Non votes:   374,125

And Registrant's Principal Executive Bonus Plan was approved as follows:

For: ..........   1,229,750
Against:.......      26,802
Abstain:.......       7,613


Item 5.  Other Information
         ------------------

On August 11, 2000, the Registrant announced a two-for-one stock split, to be effected through a distribution to its shareholders of one share of Registrant's Common Stock for each share of Common Stock owned. The record date will be August 28, 2000, and the distribution of date will be September 11, 2000 (or as soon as possible thereafter).


Item 6.  Exhibits and Reports on Form 8-K
         ---------------------------------

         (a)     Exhibits
                  27 -Financial Data Schedule

         (b)     Reports on Form 8-K
                    None



                                   SIGNATURES


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                LYNCH INTERACTIVE CORPORATION
                                (Registrant)

                                By: s/Robert E. Dolan
                                ----------------------
                                Robert E. Dolan
                                Chief Financial Officer

August 14, 2000