Form 10-Q
period 2000-09-30
LYNCH INTERACTIVE CORP
filed 2000-11-14
CIK 1088771

SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000
                               ------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    ----------

Commission File No.     1-15097
                   -------------------


                          LYNCH INTERACTIVE CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


              Delaware                                       06-1458056
State  or  other  jurisdiction  of                       (I.R.S.  Employer
incorporation or organization)                           Identification No.)


401 Theodore Fremd Avenue, Rye, New York                       10580
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)


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

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practical date.


           Class                                Outstanding at October 31, 2000
           -----                                -------------------------------
Common Stock, $.0001 par value                             2,821,766

                                      INDEX

                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES

PART I.     FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)

Condensed Balance Sheets
  -      September 30, 2000
  -      December 31, 1999

Condensed Statements of Operations:
  -      Three and nine months ended September 30, 2000 and 1999

Condensed Statements of Cash Flows:
  -      Nine months ended September 30, 2000 and 1999

Notes to Condensed Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosure About Market Risk


PART II.    OTHER INFORMATION

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURE

Part 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements





                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIAIRES
                            CONDENSED BALANCE SHEETS
                                 (In thousands)
                                                                           September 30,  December 31,
                                                                               2000           1999
                                                                           ------------   ------------
                                                                           (Unaudited)       (Note)
CURRENT ASSETS:
    Cash and cash equivalents ............................................   $  33,535    $  31,354
    Marketable securities ................................................       2,108        1,587
    Receivables, less allowances of $293 and $415 ........................      17,894       16,875
    Deferred income taxes ................................................       3,404        3,404
    Other current assets .................................................       7,556        7,573
                                                                             ---------    ---------
TOTAL CURRENT ASSETS .....................................................      64,497       60,793

PROPERTY, PLANT AND EQUIPMENT:
    Land .................................................................       1,348        1,347
    Buildings and improvements ...........................................      10,612       10,522
    Machinery and equipment ..............................................     152,338      142,558
                                                                             ---------    ---------
                                                                               164,298      154,427
    Accumulated Depreciation .............................................     (67,121)     (58,497)
                                                                             ---------    ---------
                                                                                97,177       95,930

EXCESS OF COST OVER FAIR VALUE OF NET ASSETS .............................      59,522       62,845
   ACQUIRED, NET
INVESTMENTS IN AND ADVANCES TO AFFILIATED ENTITIES .......................       6,579        9,479
INVESTMENT IN SPINNAKER INDUSTRIES INC ...................................       9,000       11,875
OTHER ASSETS .............................................................      12,458       13,047
                                                                             ---------    ---------
TOTAL ASSETS .............................................................   $ 249,233    $ 253,969
                                                                             =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Notes payable to banks ...............................................   $   4,020    $   3,271
    Trade accounts payable ...............................................       4,052        4,465
    Accrued interest payable .............................................         829          805
    Accrued liabilities ..................................................      20,014       21,751
    Customer advances ....................................................       1,779        1,974
    Current maturities of long-term debt .................................      15,427       16,445
                                                                             ---------    ---------
TOTAL CURRENT LIABILITIES ................................................      46,121       48,711

LONG-TERM DEBT ...........................................................     147,054      149,256
DEFERRED INCOME TAXES ....................................................      11,997       13,220
OTHER LIABILITIES ........................................................       5,179        5,817
MINORITY INTERESTS .......................................................      10,482       10,054

SHAREHOLDERS' EQUITY
   COMMON STOCK, $0.0001 PAR VALUE-10,000,000 SHARES
   AUTHORIZED; 2,824,766 issued (at stated value) ........................           0            0
    ADDITIONAL PAID - IN CAPITAL .........................................      21,404       21,404
    RETAINED EARNINGS (ACCUMULATED DEFICIT) ..............................       3,172       (1,713)
    ACCUMULATED OTHER COMPREHENSIVE INCOME ...............................       3,971        7,240
    TREASURY STOCK, 3,000 AND 400 SHARES AT COST .........................        (147)         (20)
                                                                             ---------    ---------

   TOTAL SHAREHOLDERS' EQUITY ............................................      28,400    $  26,911
                                                                             ---------    ---------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..............................   $ 249,233    $ 253,969
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

                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (In thousands, except per share amounts)

                                                       Three Months Ended             Nine Months Ended
                                                          September 30,                 September 30,
                                                   ---------------------------   --------------------------
                                                       2000           1999           2000          1999
                                                   ------------  -------------   ------------  ------------
SALES AND REVENUES
Multimedia ......................................   $    17,899    $    15,513    $    49,489    $    42,855
Services ........................................        28,164         37,312         85,992        112,907
                                                    -----------    -----------    -----------    -----------
                                                    $    46,063    $    52,825    $   135,481    $   155,762
Costs and expenses:
Multimedia ......................................        12,302         10,610         34,877         29,779
Services ........................................        25,009         34,627         78,990        104,123
Selling and administrative ......................         3,872          3,019         10,133          9,467
                                                    -----------    -----------    -----------    -----------
OPERATING PROFIT ................................         4,880          4,569         11,481         12,393

Other income (expense):
  Investment income .............................         1,014            682          2,751          1,716
  Interest expense ..............................        (3,281)        (2,874)        (9,740)        (8,121)
  Equity in earnings of affiliated companies ....           195             44          1,464            147
  Gain on redemption of East/West preferred stock             0              0          4,125              0
  Reserve for impairment of investment in
    PCS license holders .........................             0              0              0        (15,406)
                                                    -----------    -----------    -----------    -----------
                                                         (2,072)        (2,148)        (1,400)       (21,664)
                                                    -----------    -----------    -----------    -----------
INCOME (LOSS) BEFORE INCOME TAXES, MINORITY
 INTERESTS AND EXTRAORDINARY ITEM ...............         2,808          2,421         10,081         (9,271)

(Provision) benefit for income taxes ............        (1,343)        (1,166)        (4,768)         2,600
Minority Interests ..............................          (265)          (185)          (428)          (616)
                                                    -----------    -----------    -----------    -----------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM .........   $     1,200    $     1,070    $     4,885    ($    7,287)
                                                    -----------    -----------    -----------    -----------
LOSS FROM EARLY EXTINGUISHMENT OF DEBT,
NET OF INCOME TAX BENEFIT OF $105 ...............             0              0              0           (160)
                                                    -----------    -----------    -----------    -----------
NET INCOME (LOSS) ...............................   $     1,200    $     1,070    $     4,885    ($    7,447)
                                                    ===========    ===========    ===========    ===========

Basic weighted average shares ...................     2,823,000      2,824,000      2,824,000      2,830,000

Diluted weighted average shares .................     3,411,000      2,824,000      3,412,000      2,830,000

BASIC EARNINGS PER SHARE

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM .........   $      0.43    $      0.38    $      1.73    ($     2.57)
EXTRAORDINARY ITEM ..............................             0              0              0          (0.06)
                                                     -----------    -----------    -----------   -----------
NET INCOME (LOSS) ...............................   $      0.43    $      0.38    $      1.73    ($     2.63)
                                                    ===========    ===========    ===========    ===========

DILUTED EARNINGS PER SHARE
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM .........   $      0.42    $      0.38    $      1.65    ($     2.57)
EXTRAORDINARY ITEM ..............................             0              0              0          (0.06)
                                                    -----------    -----------    -----------    -----------    -----------
NET INCOME (LOSS) ...............................   $      0.42    $      0.38    $      1.65    ($     2.63)
                                                    ===========    ===========    ===========    ===========
See accompanying notes



                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                          Nine Months Ended
                                                                            September 30,
                                                                          2000        1999
                                                                        ---------   ---------
OPERATING ACTIVITIES
Net Income (loss) ...................................................   $  4,885    ($ 7,447)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation and amortization ....................................     12,537      11,231
   Net effect of purchases and sales of trading securities ..........       (521)       (621)
   Deferred income taxes ............................................          0      (5,238)
   Share of operations of affiliated companies ......................     (1,464)       (147)
   Gain on redemption of East/West preferred stock ..................     (4,125)          0
   Gain on sale of available-for-sale securities ....................       (770)          0
   Minority interests ...............................................        428         616
   Reserve for impairment of PCS licenses ...........................          0      15,406
   Changes in operating assets and liabilities:
        Receivables .................................................     (1,019)       (324)
        Accounts payable and accrued liabilities ....................     (3,177)       (914)
        Other .......................................................         11         578
                                                                        --------    --------
NET CASH PROVIDED BY OPERATING ACTIVITIES ...........................      6,785      13,140
                                                                        --------    --------
INVESTING ACTIVITIES
Capital Expenditures ................................................    (11,664)     (8,171)
Investment in and advances to wireless telecommunications affiliates      (1,651)          0
Proceeds from redemption of East/West preferred stock ...............      8,712           0
Acquisition of Central Scott Telephone Company - net of cash acquired          0     (25,414)
Proceeds from sale of available-for-sale securities .................      1,294           0
Other ...............................................................      1,293      (1,507)
                                                                        --------    --------
NET CASH USED IN INVESTING ACTIVITIES ...............................     (2,016)    (35,092)
                                                                        --------    --------
FINANCING ACTIVITIES
(Repayments) issuance of long term debt .............................     (3,220)     14,551
Net borrowings, lines of credit .....................................        749      15,552
Treasury stock transactions .........................................       (127)          0
Advances to Lynch Corporation .......................................          0     (15,987)
Other ...............................................................         10         971
                                                                        --------    --------
NET CASH  (USED IN) PROVIDED BY FINANCING ACTIVITIES ................     (2,588)     15,087
                                                                        --------    --------
Net increase (decrease) in cash and cash equivalents ................      2,181      (6,865)
Cash and cash equivalents at beginning of period ....................     31,354      27,988
                                                                        --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..........................   $ 33,535    $ 21,123
                                                                        ========    ========

See accompanying notes.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

A.   Subsidiaries of the Registrant

As of September 30, 2000, the Subsidiaries of the Registrant are as follows:

Subsidiary                                         Owned by Lynch
----------                                         --------------
Brighton Communications Corporation ............     100.0%
  Lynch Telephone Corporation IV ...............     100.0%
    Bretton Woods Telephone Company ............     100.0%
    World Surfer, Inc. .........................     100.0%
  Lynch Kansas Telephone Corporation ...........     100.0%
  Lynch Telephone Corporation VI ...............      98.0%
    JBN Telephone Company, Inc. ................      98.0%
      JBN Finance Corporation ..................      98.0%
    Giant Communications, Inc. .................     100.0%
    Lynch Telephone Corporation VII ............     100.0%
      USTC Kansas, Inc. ........................     100.0%
       Haviland Telephone Company, Inc. ........     100.0%
        Haviland Finance Corporation ...........     100.0%
  DFT Communications Corporation ...............     100.0%
    Dunkirk & Fredonia Telephone Company .......     100.0%
      Cassadaga Telephone Company ..............     100.0%
        Macom, Inc. ............................     100.0%
      Comantel, Inc. ...........................     100.0%
        Erie Shore Communications, Inc. ........     100.0%
        D&F Cellular Telephone, Inc. ...........     100.0%
    DFT Long Distance Corporation ..............     100.0%
    DFT Local Service Corporation ..............     100.0%
  LMT Holding Corporation ......................     100.0%
    Lynch Michigan Telephone Holding Corporation     100.0%
        Upper Peninsula Telephone Company ......     100.0%
        Alpha Enterprises Limited ..............     100.0%
          Upper Peninsula Cellular North, Inc. .     100.0%
          Upper Peninsula Cellular South, Inc. .     100.0%
  Lynch Telephone Corporation IX ...............     100.0%
    Central Scott Telephone Company ............     100.0%
        CST Communications Inc. ................     100.0%
  Lynch Telephone Corporation X ................     100.0%
  Global Television, Inc. ......................     100.0%
  Inter-Community Acquisition Corporation ......     100.0%
  Home Transport Service, Inc. .................     100.0%

  Lynch Capital Corporation ....................     100.0%

  Lynch Entertainment, LLC .....................     100.0%
  Lynch Entertainment Corporation II ...........     100.0%

  Lynch Multimedia Corporation .................     100.0%
    CLR Video, LLC .............................      60.0%


Subsidiary                                                Owned by Lynch
----------                                                 --------------
The Morgan Group, Inc. ................................   70.0%(V)/55.4%(O)
Morgan Drive Away, Inc. ...............................   70.0%(V)/55.4%(O)
    Transport Services Unlimited, Inc. ................   70.0%(V)/55.4%(O)
  Interstate Indemnity Company ........................   70.0%(V)/55.4%(O)
  Morgan Finance, Inc. ................................   70.0%(V)/55.4%(O)
  TDI, Inc. ...........................................   70.0%(V)/55.4%(O)
    Home Transport Corporation ........................   70.0%(V)/55.4%(O)
    MDA Corporation ...................................   70.0%(V)/55.4%(O)

Lynch PCS Communications Corporation ..................   100.0%
  Lynch PCS Corporation A .............................   100.0%
  Lynch PCS Corporation F .............................   100.0%
  Lynch PCS Corporation G .............................   100.0%
  Lynch PCS Corporation H .............................   100.0%
  Lynch Paging Corporation ............................   100.0%

Lynch Telecommunications Corporation ..................   100.0%
  Lynch Telephone Corporation .........................    83.1%
    Western New Mexico Telephone Company, Inc. ........    83.1%
    Interactive Networks Corporation ..................    83.1%
    WNM Communications Corporation ....................    83.1%
    Wescel Cellular, Inc. .............................    83.1%
      Wescel Cellular of New Mexico, L.P. .............    42.4%
    Wescel Cellular, Inc. II ..........................    83.1%
      Northwest New Mexico Cellular, Inc. .............    40.6%
      Northwest New Mexico Cellular of New Mexico, L.P.    20.7%
        Enchantment Cable Corporation .................    83.1%
Lynch Telephone II, LLC ...............................   100.0%
   Inter-Community Telephone Company, LLC .............   100.0%
     Inter-Community Telephone Company II, LLC ........   100.0%
   Valley Communications, Inc. ........................   100.0%
Lynch Telephone Corporation III .......................    81.0%
   Cuba City Telephone Exchange Company ...............    81.0%
   Belmont Telephone Company ..........................    81.0%

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

C.    Basis of Presentation

As of September 30, 2000 and December 31, 1999, and for the three and nine months ended September 30, 2000, the accompanying financial statements represent the consolidated accounts of Interactive. For the three and nine months ended September 30, 1999, the financial statements have been prepared using the historical basis of assets and liabilities and historical results of operations of the multimedia and services businesses and other assets and liabilities, which were contributed to Interactive. However, for the three and nine months periods ended September 30, 1999, financial information reflects a period during which the Company did not operate as an independent public company and, accordingly, certain assumptions were made in preparing such financial information. Such information, therefore, may not necessarily reflect the results of operations, financial condition or cash flows of the Company in the future or what they would have been had the Company been an independent public company during the reporting periods.

Investments in affiliates in which the Company does not have a majority voting control are accounted for in accordance with the equity method. All material intercompany transactions and balances have been eliminated. The Company consolidates the operating results of its telephone and cable television subsidiaries (60-100% owned December 31, 1999 and September 30, 2000) and The Morgan Group, Inc. ("Morgan"), in which, at December 31, 1999 and September 30, 2000, the Company owned 70.0% of the voting power and 55.4% of common equity. The Company accounts for the following affiliated companies on the equity basis of accounting: Coronet Communications Company (20% owned at December 31, 1999 and September 30, 2000), Capital Communications Company, Inc. (49% owned at December 31, 1999 and September 30, 2000), Fortunet Communications, L.L.P. (49.9% owned at December 31, 1999 and September 30, 2000), and the cellular partnership operations in New Mexico (17% to 21% owned at December and September 30, 2000).

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

At the Spin Off, the employees of the corporate office of Lynch Corporation became employees of the Registrant and the Registrant began providing certain corporate management services to Lynch Corporation, which is charged a management fee for these services. This charge was $60,000 and $240,000 for the three and nine months ended September 30, 2000, respectively.

Lynch Interactive and Lynch have entered into certain agreements governing various ongoing relationships, including the provision of support services and a tax allocation agreement. The tax allocation agreement provides for the allocation of tax attributes to each company as if it had actually filed with the respective tax authority.

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Articles 10 and 11 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

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

E.    Acquisitions

On July 16, 1999, Lynch Telephone Corporation IX, a subsidiary of the Registrant, acquired by merger, all of the stock of Central Scott Telephone Company for approximately $28.4 million in cash. As a result of this transaction, the Registrant recorded approximately $17.0 million in goodwill, which is being amortized over 25 years. In 2000, the Registrant finalized the accounting for its acquisition of Central Scott Telephone Company. This finalization increased other assets by $1.4 million, increased deferred income tax liability by $1.1 million, reduced accumulated other comprehensive income by $0.6 million, net of taxes, and decreased goodwill by $0.9 million.

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

                                               Three Months Ended      Nine Months Ended
                                                   September 30,          September 30,
                                                 2000        1999      2000         1999
                                                 ----------------      ------------------
Sales and Revenues ........................      46,063    53,420      135,481    158,139
Net Income (loss) before Extraordinary Item       1,200       900        4,885     (7,765)
Basic Earnings (loss) per share ...........         .43       .32         1.73      (2.74)
Diluted Earnings (loss) per share .........         .42       .32         1.65      (2.74)

On October 15, 2000, the Registrant signed an agreement to acquire Central Utah Telephone, Inc. and subsidiaries, a 4,100-access line telephone company located in Utah. Central Utah also has a contract to acquire certain telephone exchanges from Qwest Communications International Inc. involving approximately 3,300 access lines. The Registrant has also agreed to acquire Central Telcom Services, LLC, a related entity, which has certain PCS and MMDS interests and Internet, long distant and telephone equipment businesses. The aggregate purchase prices, including debt assumed, is roughly comparable to the Registrant's most recent telephone acquisitions and is expected to be financed primarily through the issuance of additional debt and the remaining coming from resources currently available. The closing of the transactions, which are expected in the first quarter of 2000, are subject to certain conditions including approvals by certain regulatory authorities, as is the acquisition by Central Utah of the Qwest exchanges.

F.   Investment in and Advances to Affiliates Entities

During 2000, a subsidiary of the Registrant made investments in and advances to three separate 49.9% owned entities. The funds were used as part of deposits that were made to Federal Communications Commission by these entities to be eligible to bid in auctions for spectrum to be used in wireless applications. The results of the auctions were that the entities were high bidders in licenses with a net cost of $7.8 million, $2.8 million of which has been funded through September 30, 2000.

The Registrant has investments in two cellular telephone partnerships. During the three months ended June 30, 2000, these partnerships sold the cellular towers. As a result of this sale, Interactive recognized a gain of $0.7 million prior to tax a minority interest affects, which is reflected in equity and earnings.

G.   Indebtedness

On a consolidated basis, at September 30, 2000, the Registrant maintained short-term lines of credit facilities totaling $30.0 million, of which $11.8 million was available. The parent company of the Registrant maintains a short-term line of credit facility totaling $10.0 million, all of which was available at September 30, 2000. During the quarter ended September 30, 2000, an additional $10.0 million facility expired. The parent company facility will expire on August 31, 2001. The Morgan Group maintains a line and letter of credit facility totaling $20.0 million, of which $1.8 million was available at September 30, 2000 due to borrowing base considerations and outstanding letters of credit. The Morgan Group facility expires on January 28, 2001. In general, the credit facilities are secured by receivables and common stock of certain subsidiaries and affiliates, in addition, certain covenants of the Morgan facility restricts distributions.

Morgan experienced a shortfall in the level of cash flow required under its credit facility at September 30, 2000 and is projecting that it will continue to be in violation of the cash flow and of other covenants in the fourth quarter. Morgan received a waiver on November 10, 2000 of its shortfall through October from its lender.

Morgan recently reduced its letters of credit required to $6,600,000. Although the waiver reduced the credit facility to $7,600,000, Morgan believes that the reduced capacity is sufficiently sized relative to its current requirements. Additionally, the waiver prohibits a cash dividend in the fourth quarter. Morgan and its lenders are in discussions and Morgan believes it will be able to restructure or replace the facility before its January 28, 2001 maturity.

Long-term debt consists of:                                                         September 30,      December 31,
                                                                                        2000                1999
                                                                                    -------------      ------------
                                                                                              (In thousands)
Rural Electrification  Administration (REA) and Rural Telephone Bank (RTB) notes payable  through  2027 at fixed  interest  rates  ranging  from 2% to 7.5% (4.9%
weighted average at September 30, 2000 and 4.8% at December 31, 1999), secured
by assets of the telephone companies of $113.9 million                                   $50,632            $48,892

Bank Credit  facilities  utilized by certain  telephone  and  telephone  holding companies  through 2009,  $43.6 million at fixed interest  rates  averaging 8.2%
($46.9  million  averaging  8.2% at  December  31,  1999) and $12.9  million  at variable interest rates averaging 8.3% ($13.8 million averaging 8.1% at
December 31, 1999)                                                                        56,554             60,740

Unsecured notes issued in connection with acquisitions  through 2006, at fixed
interest rates of 10.0%                                                                   27,358             27,654

Convertible  subordinated  note due in December 2004 at a fixed  interest rate            25,000             25,000
of 6%
Other                                                                                      2,937              3,415
                                                                                        --------          ---------
                                                                                         162,481            165,701
Current Maturities                                                                       (15,427)           (16,445)
                                                                                       ---------          ---------
                                                                                        $147,054           $149,256
                                                                                       =========          =========

H.       Morgan Credit Risk

With the severe downturn in the Manufactured Housing industry, Morgan's management is continually reviewing credit worthiness of its customers and taking appropriate steps to ensure the quality of the receivables. As of September 30, 2000, $3.6 million of its open trade accounts receivable was with two manufactured housing customers, of which 97% was within 45 days of invoice. In total, $9.9 million of the open trade receivables are also within 45 days of invoice. If either of the two major customers would significantly delay their payments, it will have a negative impact on Morgan's cash flow.

I.       Comprehensive Income

Balances of accumulated other comprehensive income, net of tax, which consists of unrealized gains (losses) on available for sale of securities, at September 30, 2000 and December 31, 1999 are as follows (in thousands):

Balance at December 31, 1999 ................   $ 7,240
Adjustment relating to acquisition accounting      (566)
Reclassification adjustment .................      (454)
Current year unrealized losses ..............    (2,249)
                                                -------
    Balance at September 30, 2000                $3,971
                                                =======

The comprehensive income (loss), for the three and nine months periods ending in September 30, 2000 and 1999 is as follows (in thousands):

                                                               Three Months Ended
                                                                  September 30,
                                                                 2000       1999
                                                                -----------------
Net income for the period ....................................   $ 1,200    $ 1,070
Unrealized  gains (losses) on available for
 sale  securities - net of income tax benefit
 (provision) of $342 and $(1,340), respectively ..............      (486)     1,850
Reclassification adjustment - net of income tax benefit of $12       (18)      --
                                                                 -------    -------
    Comprehensive income .....................................   $   696    $ 2,920
                                                                 =======    =======


                                                                  Nine Months Ended
                                                                    September 30,
                                                                   2000     1999
                                                                  ---------------
Net income (loss) for the period ..............................   $ 4,885    $(7,447)
Unrealized  losses on  available  for sale
 securities  - net of income  tax benefits
 of $1,614 and $387, respectively .............................    (2,249)      (535)
Reclassification adjustment - net of income tax benefit of $316      (454)      --
                                                                  -------    -------
    Comprehensive income (loss) ...............................   $ 2,182    $(7,982)
                                                                  =======    =======

J.       Principal Executive Bonus Plan

At the Registrant's Annual Meeting on May 11, 2000, the shareholders approved a Principal Executive Bonus Plan. $0.1 million and $0.4 million of expense was recognized in accordance with this plan for the three months and nine months ended September 30, 2000.

K.       Stock Split

A two-for-one stock split, was affected through a distribution to its shareholders of one share of Registrant's Common Stock for each share of Common Stock owned. The record date was August 28, 2000, and the distribution date was September 11, 2000.

Share and per share data in the accompanying financial statements and notes have been adjusted to reflect this change.

L.       Earnings per share

For the three and nine months ended September 30, 1999, the following table (in thousands, except for per share data) sets forth the computation of pro forma basic and diluted earnings (loss) per share. Pro forma earnings (loss) per share for these periods are calculated assuming that the shares outstanding for the period prior to the Spin-Off, September 1, 1999, were the same as the shares outstanding for Lynch Corporation and, subsequent to the Spin-Off, based on the actual average weighted number of shares and share equivalents outstanding of the Registrant. On December 13, 1999, the Registrant issued a $25 million 6% convertible promissory note, convertible into the Registrant's common stock at $42.50 per share.

                                                Three Months Ended     Nine Months Ended
                                                   September 30,          September 30,
                                                 2000       1999       2000        1999
                                                -------    -------    ------     --------
Basic earnings per share

Numerators:
      Income (loss) before extraordinary item   $ 1,200   $ 1,070   $ 4,885   $(7,287)
      Extraordinary item ....................      --        --        --        (160)
                                                -------   -------   -------   -------
      Net Income (loss) .....................   $ 1,200   $ 1,070   $ 4,885   $(7,447)
                                                =======   =======   =======   =======
Denominator:
      Weighted average shares outstanding ...     2,823     2,824     2,824     2,830
                                                =======   =======   =======   =======
Earnings (loss) per share:
      Income (loss) before extraordinary item   $  0.43   $  0.38   $  1.73   $ (2.57)
      Extraordinary item ....................      --        --        --       (0.06)
                                                -------   -------   -------   -------
      Net income (loss) .....................   $  0.43   $  0.38   $  1.73   $ (2.63)
                                                =======   =======   =======   =======
Diluted earnings per share
Numerators:
     Income (loss) before extraordinary item    $ 1,200     $1070   $ 4,885   $(7,287)
     Extraordinary item .....................      --        --        --        (160)
                                                -------   -------   -------   -------
     Net Income (loss) ......................   $ 1,200   $ 1,070   $ 4,885   $(7,447)
                                                =======   =======   =======   =======
     Interest saved on assumed conversion of
        convertible  notes - net of tax .....       248      --         743      --
                                                -------   -------   -------   -------

     Income (loss) before extraordinary item    $ 1,448   $ 1,070   $ 5,628   $(7,287)
     Extraordinary item .....................      --        --        --        (160)
                                                -------   -------   -------   -------
     Net Income (loss) ......................   $ 1,448   $ 1,070   $ 5,628   $(7,447)
                                                =======   =======   =======   =======
Denominators:
      Weighted average shares outstanding ...     2,823     2,824     2,824     2,830
      Shares issued on conversion of
      convertible Note ......................       588      --         588      --
                                                -------   -------   -------   -------
      Weighted average share and share
         Equivalents ........................     3,411     2,824     3,412     2,830
                                                =======   =======   =======   =======
Earnings (loss) per share:
      Income (loss) before extraordinary item   $  0.42   $  0.38   $  1.65   $ (2.57)
      Extraordinary item ....................      --        --        --       (0.06)
                                                -------   -------   -------   -------
      Net income (loss) .....................   $  0.42   $  0.38   $  1.65   $ (2.63)
                                                =======   =======   =======   =======

M.       Segment Information

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

Operating profit (loss) is equal to revenues less operating expenses, excluding unallocated general corporate expenses, interest and income taxes. Prior to the Spin Off, Lynch, and after the spin-off the Registrant allocated a portion of its general corporate expenses to its operating segments. Such allocation was $366,000 and $1 million for the three and nine months ended September 30, 2000 respectively, and $317,000 and $952,000 for the three and nine months ended September 30, 1999. Subsequent to the Spin-Off, the Registrant is providing corporate management services to Lynch Corporation for a management fee (see note C).

                                                   Three Months Ended       Nine Months Ended
                                                       September 30,          September 30,
                                                    2000         1999        2000       1999
                                                   --------------------    ----------------------
Revenues:                                                         (In thousands)
Multimedia ....................................   $  17,899    $  15,513    $  49,489    $  42,855
Services ......................................      28,164       37,312       85,992      112,907
                                                  ---------    ---------    ---------    ---------
Combined Total ................................   $  46,063    $  52,825    $ 135,481    $ 155,762
                                                  =========    =========    =========    =========

EBITDA (before corporate allocation):
Multimedia ....................................   $   9,763    $   8,475    $  26,408    $  23,389
Services ......................................         439          534          285        1,962
Corporate expenses, gross .....................      (1,066)        (518)      (2,675)      (1,688)
                                                  ---------    ---------    ---------    ---------
Combined total ................................   $   9,136    $   8,491    $  24,018    $ 23,663
                                                  =========    =========    =========    =========
Operating profit:
Multimedia ....................................   $   5,366    $   4,572    $  13,654    $  12,140
Services ......................................         178          208         (607)         969
Unallocated corporate expense .................        (664)        (211)      (1,566)        (716)
                                                  ---------    ---------    ---------    ---------
Combined Total ................................   $   4,880    $   4,569    $  11,481    $  12,393
                                                  =========    =========    =========    =========

Operating profit ..............................   $   4,880    $   4,569    $  11,481    $  12,393
Investment income .............................       1,014          682        2,751        1,716
Interest expense ..............................      (3,281)      (2,874)      (9,740)      (8,121)
Equity in earnings of affiliated companies ....         195           44        1,464          147
Reserve  for  impairment  of  investment
 in PCS license holders .......................        --           --           --        (15,406)
Gain on redemption of East/West Preferred Stock        --           --          4,125         --
                                                  ---------    ---------    ---------    ---------
Income (loss) before  income taxes,  minority
interests and extraordinary item ..............   $   2,808    $   2,421    $  10,081    $  (9,271)
                                                  =========    =========    =========    =========


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Effective with the spin-off of Interactive by Lynch Corporation on September 1, 1999, Interactive owns the multimedia and services businesses previously owned by Lynch Corporation, as well as, 1 million shares of Spinnaker Industries Inc. (ASE:SKK). Since the spin-off, Interactive has operated as an independent, publicly traded company. As such, the consolidated Interactive financial statements for periods prior to the spin-off may not be indicative of Interactive's future performance nor do they necessarily reflect what the financial position and results of operations of Interactive would have been if it had operated as a separate stand-alone entity during the periods covered.

SALES AND REVENUES

Revenues for the three months ended September 30, 2000 decreased by $6.8 million to $46.1 million from the third quarter of 1999. Within the operating segments, multimedia revenues increased by $2.4 million or 15%, which were offset by a $9.1 million decrease at The Morgan Group Inc. ("Morgan") - Interactive's service subsidiary. This decline in Morgan's revenues was attributed to sharp industry-wide decline in shipments in both manufactured housing and specialized outsourcing. The manufactured housing industry continues to be hampered by tighter credit standards and rising interest rates at the retail level, and a resultant excess inventory of new and repossessed homes, which directly impacts production and sales volume of Morgan's customers. Morgan believes that the depressed level of shipments in manufactured housing will continue through this year, possibly moderating in the second half of the following year. Multimedia revenues grew primarily due to the acquisition of Central Scott Telephone
Company, which was acquired on July 16, 1999, and contributed $0.4 million to the revenue growth, growth in both regulated telecommunications services as well as the provision of non-traditional telephone services such as Internet and certain regulatory revenue adjustments recorded during the quarter ($0.5 million).

Revenues for the first nine months of 2000 decreased by $20.3 million to $135.5 million from the first nine months of 1999. Within the operating segments, multimedia revenues increased $6.6 million, or 15%, which were offset by a $26.9 million decline in revenues at Morgan. The factors noted above that resulted in Morgan's third quarter revenue decline were also responsible for Morgan's nine-month decline. Multimedia revenues increased due to the acquisition of Central Scott ($2.9 million incremental contribution), growth in regulated and non-traditional telephone services and certain regulatory revenue adjustments.

Shipments of manufactured homes tend to decline in the winter months in areas where poor weather conditions inhibit transport. This usually reduces operating revenues in the first and fourth quarters of the year. Morgan's operating revenues, therefore, tend to be stronger in the second and third quarters.

Operating profit for the three months ended September 30, 2000 increased by $0.3 million to $4.9 million from the third quarter of 1999. Within the operating segments, multimedia's operating profit increased $0.6 million, Morgan's operating profit was flat at $0.2 million, and corporate expenses increased by $0.3 million. Operating profit in the multimedia segment increased due to the acquisition of Central Scott and certain regulatory revenue adjustments of $0.5 million offset by $0.3 million of additional start-up costs and operating losses in developing new communications services, i.e., CLEC. Morgan's operating results stayed flat as lower volume in shipments by its manufactured housing and specialized outsourcing businesses were offset by lost savings relating to driver outsourcing, insurance and other lower Morgan claims overhead. Morgan has instituted staff reduction and other cost savings initiatives and continues to review incremental marketing initiatives. It is currently estimated that the cost savings of these initiatives will approximate $2.4 million annually. The impact of the cost savings for 2000 is expected to approximate $1.8 million, net of severance costs. Net corporate expense increased by $0.3 million.

Operating profit for the nine months ended September 30, 2000 decreased by $0.9 million from the prior year. Within the operating segment: multimedia operating profit increased by $1.2 million (net operating profit from Central Scott was $0.7 million) and Morgan's operating profit fell by $1.6 million to a loss of $0.6 million. Unallocated corporate expenses increased by $0.6 million. The factors that affected the third quarter results were also the primary factors that affected the nine months results.

Investment income for the quarter ended September 30, 2000 increased by $0.3 million primarily due to higher investment balances and unrealized gains on marketable securities. For the nine-month period ended September30, 2000, investment income increased by $1.0 million due predominantly to realized gains on sales of available-for-sale securities of $0.8 million and higher investment balances.

Interest expense increased from the prior year period for both the third quarter and first nine months of 2000 by $0.4 and $1.6 million, respectively, due predominantly to the financing of the acquisition of Central Scott and the issuance of the Convertible Note on December 13, 1999.

Equity in earnings of affiliated companies for the nine months ended September 30, 2000 was impacted by a net gain of $0.7 million on the sale of cellular towers at two of the Registrant's cellular telephone company investments, which was recorded in the second quarter.

On February 25, 2000, Omnipoint acquired through a merger, all of the outstanding shares of East/West Communications, Inc. At the time of the merger, the Registrant held a redeemable preferred stock of East/West Communications, Inc. with a liquidation value of $8.7 million, including payment in kind of dividends to date. In accordance with its terms, the preferred stock was redeemed at its liquidation value and as a result the Registrant recorded a pre-tax gain of $4.1 million in the first quarter of 2000.

A subsidiary of Lynch Interactive has investments in, loans to, and deferred costs associated with a 49.9% equity ownership in Fortunet Communications, L.P. ("Fortunet"), a partnership formed to acquire, construct and operate licenses for the provision of personal communications services ("PCS") acquired in the FCC's C-Block PCS auction. Fortunet holds licenses to provide PCS service of 15MHz of spectrum in the BTA's of Tallahassee, Panama City and Ocala, Florida. On April 15, 1999, the FCC completed the reauction of all the C-Block licenses that were returned to it since the original C-Block auction, including the three 15MHz licenses that Fortunet returned. In that reauction, the successful bidders paid a total $2.7 million for the three licenses as compared to the $18.8 million carrying amount of Lynch's investment in Fortunet at that time. The final net cost of these licenses in the reauction was substantially below Fortunet's cost of the licenses it retained in these markets. Accordingly, during the first quarter of 1999, Lynch Interactive recorded an additional write down of $15.4 million. The Company is considering spinning off its 49.9% interest in Fortunet.

The income tax provision (benefit) includes federal, as well as state and local taxes. The tax provision (benefit) for the nine months ended September 30, 2000 and 1999, represent effective tax rates of 47.3% and (28.0%), respectively. The causes of the difference from the federal statutory rate and between the two periods are principally due to the effect of state income taxes, including the effect of earnings and losses attributable to different state jurisdictions, and the amortization of non-deductible goodwill. Of note, no state tax benefit has been provided for the reserve for the impairment of $15.4 million in the investment in PCS license holders in 1999.

Due to the current operating results at Morgan, its management continues to review the necessity for a valuation allowance relating to a deferred tax asset of about $3.6 million.

Minority interest reduced earnings by $0.3 million and $0.2 million for the three months ended September 30, 2000 and 1999, respectively, as lower earnings of Morgan were more than offset by the minority interest effect on the improved operations of the telephone companies in which there is a minority ownership. Minority interest effects for the nine-month period ended September 30, 2000 were reduced by $0.2 million due to the lower operating results of Morgan. Of note, the reserve for impairment of PCS operations and the gain on the redemption of East/West preferred stock had no effect on minority interest.

Net income for the three months ended September 30, 2000 was $1.2 million or $0.43 per share (basic) as compared to net income of $1.1 million, or $0.38 per share (basic), in the previous years three-month period. Net income for the nine months ended September 30, 2000 was $4.9 million or $1.73 per share (basic) as compared to a net loss of $7.4 million or $2.63 per share (basic) in the previous year nine-month period. The most significant items affecting the swing in earnings were the gain on the redemption of East/West preferred stock ($2.5 million, net of income tax provision) in 2000 and the reserve for the impairment of the investment in PCS license holders ($10.2 million, net of income tax benefit) in 1999.

FINANCIAL CONDITION

Liquidity/ Capital Resources

As of September 30, 2000, the Company had current assets of $64.5 million and current liabilities of $46.1 million. Working capital was therefore $18.4 million as compared to $12.1 million at December 31, 1999. Proceeds from the redemption of the East/West Preferred stock offset by payments under the Company's SAR Program were the primary reason for the increase.

The first nine months capital expenditures were $11.7 million in 2000 and $8.2 million in 1999. Overall 2000 capital expenditures are expected to be approximately $4.3 million above the 1999 level of $12.6 million due to additional expenditures for the Company's Kansas telephone operations.

At September 30, 2000, total debt was $166.5 million, which was $2.5 million lower than the $169.0 million at the end of 1999. At September 30, 2000, there was $149.5 million of fixed interest rate debt averaging 7.0% and $17.0 million of variable interest rate debt averaging 8.5%. Debt at year-end 1999 included $151.9 million of fixed interest rate debt, at an average interest rate of 7.0% and $17.1 million of variable interest rate debt at an average interest rate of 8.1%.

As of September 30, 2000, Interactive, the parent company, had $10.0 million available under a short-term line of credit facility, which expires on August 31, 2001.

Morgan experienced a shortfall in the level of cash flow required under its credit facility at September 30, 2000 and is projecting that it will continue to be in violation of the cash flow and of other covenants in the fourth quarter. The Company has received a waiver on November 10, 2000 of its shortfall through October from its lender.

Morgan recently reduced its letters of credit required to $6,600,000. Although the waiver reduced the credit facility to $7,600,000, Morgan believes that the reduced capacity is sufficiently sized relative to its current requirements. Additionally, the waiver prohibits a cash dividend in the fourth quarter.

Morgan and its lender are in discussions and Morgan believes it will be able to restructure the facility in the fourth quarter of the year 2000. There is no assurance that such negotiations will be successful. In that event, Morgan would seek alternatives financing. There can be no assurance that such alternative financing can be obtained. If such situation is not resolved favorably to Morgan, it could have a material adverse effect on Morgan and its financial condition.

With the severe downturn in the manufactured housing industry, Morgan's management is continually reviewing credit worthiness of its customers and taking appropriate steps to ensure the quality of the receivables. As of September 30, 2000, $3.6 million of the open trade accounts receivable was with two manufactured housing customers, of which 97% was within 45 days of invoice. In total, $9.9 million of the open trade receivables are also within 45 days of invoice. If either of the two major customers would significantly delay their payments from current practice, it will have a negative impact on Morgan's cash flow.

Morgan periodically assesses the net realizable value of its long-lived assets and evaluates such assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. As a result of the severe downturn in the manufactured housing industry, Morgan continues to assess the recoverability of the goodwill associated with its last acquisition. The total amount under review is $3.3 million. Morgan does not believe there is an impairment of such assets.

Lynch  has  not  paid  any  cash  dividends  on its  Common  Stock  since  1989.
Interactive does not expect to pay cash dividends on its Common Stock in the foreseeable future. Interactive currently intends to retain its earnings, if any, for use in its business. Future financings may limit or prohibit the payment of dividends.

Interactive has a high degree of financial leverage. As of September 30, 2000, the ratio of total debt to equity was 5.9 to 1. Certain subsidiaries also have high debt to equity ratios. In addition, the debt at subsidiary companies contains restrictions on the amount of readily available funds that can be transferred to the respective parent of the subsidiaries.

The Company has a need for resources primarily to fund future long-term growth objectives. Interactive considers various alternative long-term financing sources: debt, equity, or sale of an investment asset. While management expects to obtain adequate financing resources to enable the Company to meet its obligations, there is no assurance that such can be readily obtained or at reasonable costs.

On October 15, 2000, the Registrant signed an agreement to acquire Central Utah Telephone, Inc. and subsidiaries, a 4,100-access line telephone company located in Utah. Central Utah also has a contract to acquire certain telephone exchanges from Qwest Communications International Inc. involving approximately 3,300 access lines. The Registrant has also agreed to acquire Central Telcom Services, LLC, a related entity, which has certain PCS and MMDS interests and Internet, long distant and telephone equipment businesses. The aggregate purchase prices, including debt assumed, is roughly comparable to the Registrant's most recent telephone acquisitions and is expected to be financed primarily through the issuance of additional debt and the remaining coming from resources currently available. The closing of the transactions, which are expected in the first quarter of 2000, are subject to certain conditions including approvals by certain regulatory authorities, as is the acquisition by Central Utah of the Qwest exchanges.

The Registrant has initiated an effort to monetize certain of its assets, including selling a portion or all of certain investments in certain of its operating entities. These may include minority interest in network affiliated television stations and certain telephone operations where competitive local exchange carrier opportunities are not readily apparent. The Registrant's approximately 14% ownership interest in Spinnaker may also be sold in order to fund future growth initiatives. There is no assurance that all or any part of this program can be effectuated on acceptable terms.

            QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to market risk relating to changes in the general level of U.S. interest rates. Changes in interest rates affect the amounts of interest earned on the Company's cash, cash equivalents and marketable securities ($35.6 million at September 30, 2000 and $32.9 million at December 31, 1999).

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

At September 30, 2000, approximately $17.0 million, or 10.2% of the Company's long-term debt and notes payable bears interest at variable rates. Accordingly, the Company's earnings and cash flows are affected by changes in interest rates. Assuming the current level of borrowings for variable rate debt and assuming a one percentage point change in the 2000 average interest rate under these borrowings, it is estimated that the Company's 2000 nine- month interest expense would have changed by less than $0.1 million. In the event of an adverse change in interest rates, management would likely take actions to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, the analysis assumes no such actions. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.


                           FORWARD LOOKING INFORMATION

Included in this Management Discussion and Analysis of Financial Condition and Results of Operations are certain forward looking financial and other information, including the cost savings and operations at Morgan, the ability of Morgan to obtain waivers from its creditors and collect its receivables, possible financings, possible acquisitions including Central Utah Telephone, Central Telecom Services and Central Utah Telephone's contracted for acquisition of certain exchanges from Qwest Communications, possible spectrum auction participation, a possible spin off of Registrant's interest in Fortunet, Registrant's effort to monetize certain assets, and Market Risk. It should be recognized that such information are projections, estimates or forecasts based on various assumptions, including without limitation, meeting its assumptions regarding expected operating performance and other matters specifically set forth, as well as the expected performance of the economy as it impacts the Registrant's businesses, government and regulatory actions and approvals, and tax consequences and cautionary statements set forth in documents filed by Registrant and The Morgan Group with the Securities and Exchange Commission. As a result, such information is subject to uncertainties, risks and inaccuracies, which could be material.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

                  See "Quantitative and Qualitative Disclosure about Market Risk" under Item 2 above.

PART II OTHER INFORMATION

Item 5.  Other Information

On August 11, 2000, the Registrant announced a two-for-one stock split, to be effected through a distribution to its shareholders of one share of Registrant's Common Stock for each share of Common Stock owned. The record date was August 28, 2000, and the distribution date was September 11, 2000.

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


                                           LYNCH INTERACTIVE CORPORATION
                                           (Registrant)

                                           By: s/Robert E. Dolan
                                          -------------------------------------
                                                 Robert E. Dolan
                                                 Chief Financial Officer
November 14, 2000