Form 10-K
period 2000-12-31
LYNCH INTERACTIVE CORP
filed 2001-04-02
CIK 1088771

===============================================================================


                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]


For the fiscal year ended December 31, 2000       Commission file number 1-106
                          -----------------                              ----
                                       OR
   [ ]  TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                       to
                              -----------------------  ------------------------


                          LYNCH INTERACTIVE CORPORATION
                          -----------------------------
             (Exact name of Registrant as specified in its charter)

            Delaware                                     06-1458056
            --------                                     ----------
   State of other jurisdiction                        (I.R.S. Employer
   incorporation or organization                      Identification No.)

401 Theodore Fremd Avenue, Rye, NY                           10580
- ----------------------------------                           -----
Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code    (914) 921-8821
                                                      --------------

Securities registered pursuant to Section 12(b) of the Act:

      Title of each class                    Name of each exchange
      -------------------                    ---------------------
     on which registered                    American Stock Exchange
  Common Stock, Par Value $.0001

Securities registered pursuant to section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the Registrant (based upon the closing price of the Registrant's Common Stock on the American Stock Exchange on March 16, 2001 of $45 per share) was $96,760,440. (In determining this figure, the Registrant has assumed that all of the Registrant's directors and officers are affiliates. This assumption shall not be deemed conclusive for any other purpose.)

The number of outstanding shares of the Registrant's Common Stock was 2,821,666 as of March 16, 2001.


===============================================================================

                      DOCUMENTS INCORPORATED BY REFERENCE:

Part III:  Certain portions of Registrant's Proxy Statement for the 2001 Annual
            Meeting of Shareholders.

FORWARD LOOKING INFORMATION

This Form 10-K contains certain forward looking information, including without limitation, a "harvesting" initiative (pg. 2), Item 1-I.A "Regulatory Environment" and possible changes thereto and "Competition," Item 1.-I.B "Cable Television," Item 1-I.C "Personal Communications and other Wireless Services'," including without limitation the risks described, Item 1-II. Morgan "Growth Strategy," "Independent Owner-Operators" Fuel Cost), "Impairment of Assets," and "Risk Management, Safety and Insurance," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," including without limitation Liquidity and Capital Resources, and Market Risk, and Notes to Financial Statements (Item 14(a) below). It should be recognized that such information are estimates or forecasts based upon various assumptions, including the matters, risks, and cautionary statements referred to therein, as well as meeting the Registrant's internal performance assumptions regarding expected operating performance and the expected performance of the economy and financial markets as it impacts Registrant's businesses. As a result, such information is subject to uncertainties, risks and inaccuracies, which could be material.

                                     PART I

ITEM 1. BUSINESS

 Lynch Interactive Corporation ("Interactive" or the "Company") was incorporated in 1996 under the laws of the State of Delaware. On September 1, 1999, Interactive was spun-off by Lynch Corporation to its shareholders (the "Spin Off") and became a public company. Prior to the Spin Off, Interactive had no significant assets, liabilities or operations. As a successor to certain businesses of Lynch Corporation, Interactive became a diversified holding company with subsidiaries primarily engaged in multimedia and transportation services. Interactive's executive offices are located at 401 Theodore Fremd Avenue, Rye, New York 10580-1430. Its telephone number is 914-921-8821.

Interactive's business development strategy is to expand its existing operations through internal growth and acquisitions. It may also, from time to time, consider the acquisition of other assets or businesses that are not related to its present businesses. For the year ended December 31, 2000, multimedia operations provided 114.2% of the EBITDA (before corporate allocation) and 38.2% of the Company's consolidated revenues, and services operation lost $0.9 million before interest, taxes, depreciation and amortization and provided 61.7% of the Company's consolidated revenues. EBITDA is presented because it is a widely accepted financial indicator of value and ability to incur and service debt. EBITDA is not a substitute for operating income or cash flows from operating activities in accordance with generally accepted accounting principles. As used herein, Interactive includes subsidiaries.

Interactive maintains an ongoing "harvesting" initiative, i.e., an effort to monetize certain assets, including considering selling all or portions of certain operating entities. These may include Interactive's minority interests in network affiliated television stations, and certain Interactive telephone operations where competitive local exchange carrier opportunities are not readily apparent. As part of this initiative, Interactive sold in December 1998 its DirectTV franchise serving certain counties in New Mexico for approximately $3.1 million. Interactive intends to continue this initiative. There is no assurance that any transaction can be consummated on terms favorable or acceptable to Interactive.

I.  MULTIMEDIA

A.  Telecommunications

Operations. Interactive conducts its telecommunications operations through subsidiary companies. The telecommunications group has been expanded through the selective acquisition of local exchange telephone companies serving rural areas and by offering additional services such as Internet service, long distance service and competitive local exchange carrier service. From 1989 through 2000, Interactive has acquired eleven telephone companies, four of which have indirect minority ownership of 2% to 20%, whose operations range in size from approximately 500 to over 10,000 access lines. The Company's telephone operations are located in Iowa, Kansas, Michigan, New Hampshire, New Mexico, New York, North Dakota and Wisconsin. As of December 31, 2000, total access lines were approximately 46,312, 100% of which are served by digital switches.

In October 2000, Interactive signed an agreement to acquire Central Utah Telephone Inc. located in Fairview, Utah. Central Utah and its subsidiaries, Skyline Telecom and Bear Lake Communication, Inc., serve approximately 4,100 access lines. In addition, Central Utah has a contract to acquire certain telephone exchanges from Qwest Corporation involving approximately 3,300 additional access lines. Interactive has also signed an agreement to acquire Central Telecom Services, LLC, a related entity which has certain Personal Communications Services ("PCS") and Multichannel Multipoint Distribution Service-Video ("MMDS") interests and Internet, long distance, and telephone equipment businesses in Utah. The aggregate purchase price, including debt assumed, is roughly comparable to Interactive's most recent telephone acquisition. These transactions are subject to regulatory approval, and there is no assurance that such approval will be obtained or obtained on satisfactory terms.

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

The following table summarizes certain information regarding Interactive's multimedia operations:

                                                                      Years Ended December 31,
                                                                     1998        1999         2000
                                                                  ----------   ---------    --------
Telecommunications Operations
Access lines* ..................................................     37,604      45,126      46,312
  % Residential ................................................         75%         75%         75%
  % Business ...................................................         25%         25%         25%
Internet Subscribers ...........................................      7,977      15,524      19,535
Cable Subscribers ..............................................      4,709       4,642       4,515

Total Multimedia Revenues
Telecommunications Operations
 Local Service .................................................         13%         16%         15%
 Network Access & Long Distance ................................         67%         64%         61%
 Non-Regulated & Other** .......................................         17%         17%         21%
                                                                    --------    --------   ---------
 Total Telecommunications Operations ...........................         97%         97%         97%
                                                                    --------    --------   ---------
Cable Operations ...............................................          3%          3%          3%
                                                                    --------    --------   ---------
Total Multimedia Revenues ......................................        100%        100%        100%
                                                                    ========    ========   =========

($ in 000)
Total Revenues .................................................   $ 54,622    $ 59,011    $ 66,983
EBITDA+ ........................................................     29,389      31,443      34,699
Depreciation & Amortization ....................................     12,995      14,115      15,781
Capital Expenditures ...........................................     11,028      11,742      17,196
Total Assets ...................................................   $195,010    $211,622    $210,961

- -------

* An "access line" is a telecommunications circuit between the customer's establishment and the central switching office.

** Non-regulated and other revenues include Internet, PCS, CLEC, Direct Broadcast Satellite (for 1998) and other non-regulated revenues.

+ EBITDA is earnings before interest, taxes, depreciation and amortization, and corporate overhead allocation.

Telephone Acquisitions. Interactive pursues an active program of acquiring operating telephone companies. From January 1, 1989 through December 31, 2000 (excluding Central Utah Telephone Company), Interactive has acquired eleven telephone companies serving a total of approximately 38,600 access lines, at the time of these acquisitions, for an aggregate consideration totaling approximately $138.0 million. Such acquisitions are summarized in the following table:


ACQUISITION HISTORY

                                               Number of     Number of   Annual
                                  Year of     Access Lines Access Lines Revenues  Ownership
Company                          Acquisition   Yr. of Acq.   12/31/00   12/31/00  Percentage
- -------                          -----------  -----------    --------   --------  ----------
                                                                       ($ in 000)
Western New Mexico Telephone Co.    1989         4,200        6,700      18,337      83.1
Inter-Community Telephone Co. (a)   1991         2,550        2,648       3,810     100.0
Cuba City Telephone Co. &
    Belmont Telephone Co. .......   1991         2,200        2,762       2,076      81.0
Bretton Woods Telephone Co. .....   1993           250          758         748     100.0
JBN Telephone Co. (b) ...........   1993         2,300        2,790       5,234      98.0
Haviland Telephone Co. ..........   1994         3,800        4,099       4,486     100.0
Dunkirk&Fredonia Telephone Co. ..
    & Cassadaga Telephone Co. ...   1996        11,100       13,058      15,074     100.0
Upper Peninsula Telephone Co. ...   1997         6,200        7,196      10,263     100.0
Central Scott Telephone Co. .....   1999         6,000        6,301       4,943     100.0
Central Utah Telephone Co.  (c) .   2001          --          4,133        --       100.0

(a) Includes 1,350 access lines acquired in 1996.
(b) Includes 354 access lines acquired in 1996.
(c) Interactive currently has agreements to acquire Central Utah Telephone Company, Inc. and Central Telephone Services LLC, which is subject to regulatory approval. There is no assurance that such approval will be obtained or obtained on acceptable terms.

Interactive continually evaluates acquisition opportunities targeting domestic rural telephone companies with a strong market position, good growth potential and predictable cash flow. In addition, Interactive generally seeks companies with excellent local management already in place who will remain active with their company. Recently, certain large telephone companies have offered certain of their rural telephone exchanges for sale, often on a statewide or larger area basis. Interactive has and in the future may, bid on such groups of exchanges. Telephone holding companies and others actively compete for the acquisition of telephone companies and such acquisitions are subject to the consent or approval of regulatory agencies in most states. While management believes it will be successful in making additional acquisitions, any acquisition program is subject to various risks, including being able to find and complete acquisitions at an attractive price and being able to integrate and operate successfully any acquisition made. See "harvesting" initiative at page 2 above.

Related Services and Investments Interactive also provides non-regulated telephone related services, including internet access service and long distance resale service, in certain of its telephone service (and adjacent) areas. Interactive also provides and intends to provide more local telephone and other telecommunications service outside certain of its franchise areas by establishing competitive local exchange carrier (CLEC) operations in certain nearby areas. Affiliates of eight of Interactive's telephone companies now offer Internet access service. At December 31, 2000, Internet access customers totaled approximately 19,535 compared to approximately 15,524 at December 31, 1999. Affiliates of four of Interactive's telephone companies now offer long distance service, and an affiliate of one of Interactive's telephone companies now offers CLEC services.

An affiliate of Dunkirk & Fredonia Telephone Company began providing CLEC service on a resale basis in neighboring Dunkirk, NY in the second quarter of 1999. In March 2000, they expanded CLEC operations into the Buffalo market as well as two other Western New York counties. Facilities based services are being evaluated for the Dunkirk Service area. Affiliates of Inter-Community Telephone Company in North Dakota, and Western New Mexico Telephone Company in New Mexico have filed with the state regulatory commissions to provide CLEC services in those states. Final plans to offer CLEC service in areas adjacent to Interactive's telephone operations in those states have not been completed. In December 1998, Interactive also acquired a 10 MHZ personal communications service (PCS) license for the Basic Trading Area (BTA) covering the Las Cruces, New Mexico market and is considering how to utilize that license. BTAs are used by the FCC to designate the geographic area covered by a PCS License. BTAs are based on materials copyright to the Rand McNally 1992 Commercial Atlas & Marketing Guide and divide the United States into 493 separate geographic areas. The Las Cruces BTA covers a population of approximately 197,166 (as of the 1990 census), and Las Cruces is the principal city in the BTA. The company is currently developing plans to utilize this license. In addition, Central Scott has a 10 MHz PCS License for its wireline territory covering a population of 11,470.

At December 31, 2000, Interactive owned minority interests in certain entities that provide wireless cellular telephone service in several Rural Service Areas ("RSAs") in New Mexico and North Dakota, covering areas with a total population of approximately 413,000, of which Interactive's proportionate interest is approximately 57,000. The company accounted for its net investments under the equity method. Central Scott is also an approximately 14% minority owner of an entity that has a 10 MHz PCS License for portions of Clinton and Jackson Counties in Iowa, with a total population at December 31, 2000 of 68,960, of which Interactive's proportionate share is 9,852.

There is no assurance that Interactive can successfully develop these businesses or that these new or expanded businesses can be made profitable within a reasonable period of time. Such businesses, in particular any CLEC business, would be expected to operate at losses initially and for a period of time.

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

In addition, a 1989 FCC decision provided for price cap regulation for certain interstate services. The price cap approach differs from traditional rate-of-return regulation by focusing primarily on the prices of communications services rather than the telephone companies' costs. This allows for the sharing with its customers of profits achieved by increasing productivity. Alternatives to rate-of-return regulation have also been adopted or proposed in some states as well. Inter-Community Telephone Company is an example of one such subsidiary, which has elected a price cap limitation on intrastate access charges. However, management does not believe that this agreement will have a material effect on the Company's results. In certain states, regulators have ordered the restructuring of local service areas to eliminate nearby long distance calls and substitute extended calling areas.

Various aspects of federal and state telephone regulation have in recent years been subject to re-examination and on-going modification. In February 1996, the 1996 Act, which is the most substantial revision of communication law since the 1930's, became law. The 1996 Act is intended generally to allow telephone, cable, broadcast and other telecommunications providers to compete in each other's businesses, while loosening regulation of those businesses. Among other things, the Act (i) would allow major long distance telephone companies and cable television companies to provide local exchange telephone service; (ii) would allow new local telephone service providers to connect into existing local telephone exchange networks and purchase services at wholesale rates for resale;
(iii) would provide for a commitment to universal service for high-cost, rural areas and authorizes state regulatory commissions to consider their status on certain competition issues; (iv) would allow the Regional Bell Operating Companies to offer long distance telephone service and enter the alarm services and electronic publishing businesses; (v) would remove rate regulation over non-basic cable service in three years; and (vi) would increase the number of television stations that can be owned by one party.

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

The USF is intended, among other things, to provide special support funds to high cost rural LECs so that they can provide affordable services to their customers notwithstanding their high cost due to low population density. In May 1997, the FCC adopted interim USF procedures effective January 1, 1998, which continue to use actual embedded costs for rural companies. The interim procedures transferred the Weighted DEM (which is a subsidy related to central office switching equipment) and Long-Term Support (LTS) to the USF and required all telecommunications companies (including Interactive's telephone subsidiaries) to contribute to the fund. In addition, a cap was implemented on the amount of corporate expense allowable for the computation of USF. The interim rules are expected to be in effect until January 1, 2001. This is the earliest date that a transition to a new universal service support mechanism may begin. Furthermore, the interim plan would remain in place until the FCC ordered a new USF plan, after receiving a recommendation from the Rural Task Force ("RTF") and the Federal-State Joint Board on Universal Service ("Joint Board"). The RTF was appointed by the Joint board on July 1, 1998 to address changes to the universal service support mechanisms for rural carriers. All of Interactive's telephone companies are designated as rural carriers for USF support purposes.

On September 29, 2000, the RTF issued its report to the Joint Board regarding recommended changes to the current universal service support mechanism for rural carriers. The RTF did not adopt use of a Forward-Looking Economic Cost (FLEC) model, such as the one adopted for non-rural carriers, but rather recommended continued use of the three embedded cost mechanisms that were part of the interim USF procedure. The RTF recommended an increase of $118.5 million of USF support to the indexed cap on the High Cost Loop Fund (HCLF) and reindexing of the corporate cap. The Joint Board received comments and reply comments to the RTF's recommendation. On December 22, 2000, the Joint Board released its recommendation to the FCC, which essentially referred the RTF's recommendation unchanged in its entirety to the FCC. The FCC is currently in the process of receiving comments and reply comments on the RTF recommendation.

The FCC adopted permanent USF procedures for non-rural carriers effective January 1, 2000. The new Federal universal service support mechanism for non-rural carriers utilizes the FCC's synthesis cost proxy model with a hold-harmless provision. The hold-harmless provision originally ensured that the non-rural carrier will receive at least as much Federal USF as they had been receiving under the previous system. The held-harmless support is being gradually phased out for non-rural carriers.

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

On October 20, 2000, the Incumbent Local Exchange Carrier industry introduced a Multi-Association Plan (MAG), which is comprehensive plan to address universal service, access charges, jurisdictional separations and rate-of-return. The FCC is also in the process of receiving comments and reply comments on the MAG plan. While portions of the MAG plan overlap the RTF's recommendation, the MAG plan encompasses far more than the RTF recommendation discussed. Since interstate revenues constituted approximately [50%] of the regulated revenues of the Registrant's telephone companies in 2000, modifications to access charges, separations, rate-of-returns, and/or USF could have a material effect. Interested parties to both the RTF and MAG plans have widely differing positions, which could substantially impact any plan or plans adopted by the FCC. Thus, it is not possible at this time to determine the terms of any plans, which will be adopted, by the FCC or the impact of any potential adoption of some or all portions of either the RTF recommendation and/or the MAG plan on Registrant's telephone companies.

Interactive cannot predict the effect of the 1996 Act, state initiatives and new proposed Federal and state regulations. Interactive's local exchange carrier telephone operations do not have significant wireline competition at the present time. Because of the rural nature of their operations and related low population density, they are primarily high cost operations, which receive substantial Federal and state subsidies. The regulatory environment for LEC operations has begun to change. A principal purpose of the 1996 Act was to encourage competition in local telephone services. Though the 1996 Act reaffirmed Federal policy of universal telephony service at fair and reasonable rates, the 1996 Act and related proceedings will also change the method of subsidizing high cost rural LECs such as Interactive's and the new methods have not yet been finally determined. Similar regulatory changes have also been initiated in many of the states in which Interactive operates. Because of its low population density and high cost operations, Interactive believes that competition will be slower in coming to most of its service areas than to larger urban areas. Interactive also believes that a satisfactory subsidization mechanism will be developed to compensate Interactive's LECs for their high cost service areas; however, these are very significant issues to Interactive and there can be no assurance as to how such issues will ultimately be determined.

Competition. All of Interactive's current telephone companies are currently monopoly wireline providers in their respective area of local telephone exchange service, except to a very limited extent in Iowa; although there can be no assurance that this will continue. However, as a result of the 1996 Act, FCC and state regulatory authority initiatives and judicial decisions, competition has been introduced into certain areas of the toll network wherein certain providers are attempting to bypass local exchange facilities to connect directly with high-volume toll customers. For example, in the last few years the States of New Mexico, New York, Michigan, Wisconsin and Kansas passed or amended telecommunications bills intended to introduce more competition among providers of local services and reduce regulation. Regulatory authorities in certain states, including New York, have taken steps to promote competition in local telephone exchange service, by requiring certain companies to offer wholesale rates to resellers. A substantial impact is yet to be seen on Interactive's telephone companies. Interactive's subsidiaries do not expect bypass to pose a significant near-term competitive threat due to a limited number of high-volume customers they serve. In addition, cellular radio or similar radio-based wireless services, including personal communication services ("PCS"), and cable television and internet based services could provide an alternative local telephone exchange service as well as possible competition from electric companies.

Interactive's telephone companies, in the aggregate, own approximately 10,000 miles of cable and 1,000 miles of fiber optic cable. Substantially all of the telephone companies' properties are encumbered under mortgages and security interests, principally to the Rural Utilities Services ("RUS"). See Item 2. Properties

B.   Cable Television/Broadcasting

Cable Television

It  is  part  of  Interactive's   strategy  to  own  cable  television  systems,
particularly in markets where Interactive is the telephone operator and adjacent areas. The following table sets forth Interactive's cable interests:

                                                        Number of
                                                       Subscribers      Annual
                             Year of       Cost of          at         Revenues    Ownership
              Company       Acquisition  Acquisition    Acquisition     2000       Percentage
- --------------------------  -----------  -----------    -----------   ----------  -----------
Haviland Telephone Company   1994           200,000(1)      176       $   44,000      100%
CLR Video (2) ............   1995         5,200,000       4,489       $1,712,000       60%

(1)      Allocated portion of total purchase price.
(2) Pursuant to an agreement in principal to settle certain litigation, the 40% minority owners of CLR would receive systems with approximately 1,500 subscribers in exchange for their minority interest in CLR. This would result in CLR being 100% owned by Registrant with approximately 2,800 subscribers.


Broadcasting

See the "harvesting" initiative at page 2 above concerning the television operations.

STATION WHBF-TV - Lynch Entertainment, L.L.C. ("Lynch Entertainment I"), a wholly-owned subsidiary of Interactive, and Lombardo Communications, Inc., wholly-owned by Philip J. Lombardo, are the general partners of Coronet Communications Company ("Coronet"). Lynch Entertainment I has a 20% interest in Coronet and Lombardo Communications, Inc. has an 80% interest. Coronet owns a CBS-affiliated television station WHBF-TV serving Rock Island and Moline, Illinois and Davenport and Bettendorf, Iowa.

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

The affiliation contract provides that the network will pay to the affiliated station an amount which is determined by negotiation, based upon the market size and rating of the affiliated station. Typically, the affiliated station also makes available a certain number of hours each month for network transmission without compensation to the local station, and the network makes available to the affiliated station certain programs, which will be broadcast without advertising, usually public information programs. Some network programs also include "slots" of time in which the local station is permitted to sell spot advertising for its own account. The affiliate is permitted to sell advertising spots preceding, following, and sometimes during network programs.

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

Other

See the "harvesting" initiative at page 2 as to the sale of Interactive's DirectTV franchise in certain parts of New Mexico. In December 1998, Interactive sold for approximately $3.1 million its right to market direct broadcasting TV services via satellite in New Mexico. Financial results for the operation had not been material.

C.   Personal Communications and Other Wireless Services.

A subsidiary of Interactive was a 49.9% limited partner in Fortunet Communications, L.P. ("Fortunet"), the successor to five partnerships that won 30-megahertz personal communications services ("PCS") licenses in the FCC's C-Block auction (restricted to small businesses and certain other qualifying bidders), which concluded in 1996. Fortunet won 31 licenses in 17 states covering a population of approximately 7 million people. The licenses had an aggregate purchase price of $216 million after a 25% bidding credit.

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

Certain C-Block licensees, including Fortunet, experienced substantial financial problems in connection with servicing the FCC installment debt and/or building out the licenses. The three largest C-Block licensees filed for protection under the Federal Bankruptcy Act. As a result, the FCC in March 1997, suspended interest payments on the FCC installment debt while it examined the situation. In September 1997, the FCC gave C-Block licensees four alternatives with respect to their licenses. In the third quarter of 1997, Interactive provided a reserve of 30% of its subsidiary's investment in Fortunet ($4.6 million after-tax).

In June 1998, Fortunet, pursuant to the FCC restructuring program, elected to give up all of its PCS licenses, except for 15 MHZ licenses in Tallahassee, Panama City and Ocala, Florida. It used the FCC credits from the returned licenses to pay the remaining purchase prices for the retained Florida licenses. Fortunet also received back $3.9 million from the FCC, which was used to pay down a portion of Fortunet's loan from Interactive's subsidiary. On April 15, 1999, the FCC completed a reauction of all the "C Block" licenses that were returned to it subsequent to the original auction, including the 15 MHZ licenses that Fortunet returned on June 8, 1998, in the basic trading areas of Tallahassee, Panama City, and Ocala, Florida. In that reauction, the successful bidders paid a total of $2.7 million for the three licenses as compared to the $18.7 million carrying amount of Interactive's investment in Fortunet. In the quarter ended March 31, 1999, Interactive recorded a reserve of $15.4 million to write down its investment in Fortunet to reflect the amount bid for similar licenses in the reauction, plus an additional $0.7 million of capitalized expenses, to leave a net carrying value of $3.4 million at December 31, 2000.

In February 2001, Sunshine PCS Corporation succeeded by merger to the assets and liabilities of Fortunet with Registrant receiving all of the Class A Common Stock of Sunshine which constituted 49.9% of the common stock. Immediately thereafter, Interactive spun-off that stock to its shareholders. Interactive currently holds $16.1 million of 9% (payable in kind) subordinated debt of Sunshine, 10,000 shares of 7% preferred stock (payable in kind through February 2006, and in cash thereafter) with a liquidation value of $10.0 million and warrants expiring February, 2006 to purchase 4,300,000 shares of Class A Common Stock of Sunshine at $0.75 per share, which represents approximately 43% of the common equity on a fully diluted basis. These securities had a carrying value of $250,000 at the time of the spin-off. If the holder of a $10 million convertible note of Interactive converts that note into common stock of Interactive, Sunshine will issue additional (i) shares of Class A Common Stock to the holder,
(ii) additional shares of Class B Common Stock to the Class B stockholders,  and
(iii) additional warrants to Interactive. Sunshine is subject to substantial risks, including an FCC requirement to build out its licenses by September 2001 to provide service to one quarter of the population or make a showing of substantial service in those areas, or risk losing the licenses and the imposition of fines and/or sanctions. There is no assurance that Sunshine will meet the build out requirements or that Interactive will ultimately be able to realize the full or even any value on these securities. For description of Sunshine's risks, reference is made to its Prospectus dated February 14, 2001.

Another subsidiary of Interactive, Lynch PCS Corporation F ("LPCSF"), was a 49.9% limited partner in Aer Force Communications B, L.P. ("Aer Force"). In the FCC's F-Block Auction (restricted to small businesses and certain other qualifying bidders) of 10 megahertz PCS licenses, Aer Force won five licenses in four states covering a population of approximately 20 million people. The licenses had an aggregate purchase price of $19 million after a 25% bidding credit. In December 1997, East/West Communications, Inc. ("East/West") succeeded to the assets and liabilities of Aer Force, with LPCSF receiving 49.9% of the common stock of East/West. Immediately thereafter, Lynch spun-off 39.9% of the common stock of East/West to Lynch Corporation shareholders and transferred 10% of East/West stock to Gabelli Funds, Inc. ("GFI") in satisfaction of an obligations to pay it 10% of the net profits of Aer Force (after an assumed cost of capital). Interactive then owned 7,800 shares ($7,800,000 par and liquidation value) of 5% payment-in-kind preferred stock of East/West with a carrying value of $4.8 million at December 31, 1999. In February 2000, East/West was merged into Omnipoint Corporation and Interactive received approximately $8.7 million for its preferred stock interest, representing the liquidation value plus accrued and unpaid dividends.

Another subsidiary of Interactive, Lynch PCS Corporation G ("LPCSG") had an agreement with Rivgam Communications L.L.C. ("Rivgam"), a subsidiary of GFI, which won licenses in the FCC's D and E Block PCS Auctions for 10 megahertz PCS licenses, to receive a fee equal to 10% of the realized net profits of Rivgam (after an assumed cost of capital) in return for providing bidding and certain other services. Rivgam won 12 licenses in seven states covering a population of 33 million, with an aggregate cost of $85.1 million. In December 1998, Rivgam settled its obligation under said agreement by transferring to LPCSG its 10 MHZ PCS license for the Las Cruces, New Mexico market.

LPCSG also has an agreement with Bal/Rivgam LLC (in which GFI has a 49.9% equity interest), which won licenses in FCC's Wireless Communications Services ("WCS") Auction in 1997, to receive a fee equal to 5% of the realized net profits of Bal/Rivgam (after an assumed cost of capital), in return for providing bidding and certain other services to Bal/Rivgam. Bal/Rivgam won 5 WCS licenses covering a population of approximately 42 million with an aggregate cost of $0.7 million. LPCSG also has an agreement with BCK\Rivgam L.L.C. in which GFI has a 49.9% equity interest which won licenses in the FCC's Local Multipoint Distribution Services ("LMDS") Auction, which ended on March 25, 1998, received 5% of the net profits of BCK\Rivgam (after an assumed cost of capital). BCK/Rivgam won three licenses covering a population of 1.3 million with an aggregate cost of $6.1 million. LPCSG has a Betapage Communications, L.L.C., a 49.9% owned limited liability company, was a winning bidder in the FCC auction for 929 MHz paging licenses, which was conducted in 2000. Betapage won 24 paging licenses covering a population of 76.7 million at a cost of approximately $77,000. Interactive's subsidiary also has the right to receive a fee equal to 20% of the realized net profits of Betapage (after an assumed cost of capital).

Another subsidiary of Interactive is a 49.9% owner of PTPMS Communications, L.L.C. ("PTPMS"), which was a winning bidder in the FCC auction of licenses for fixed point-to-point microwave services, which was conducted in 2000. PTPMS won 22 licenses covering a population of 27.6 million for an aggregate cost of $1.5 million. Interactive's subsidiary has loaned PTPMS approximately $1.4 million. Interactive's subsidiary also has the right to receive a fee equal to 20% of the realized net profits of PTPMS (after an assumed cost of capital).

Another subsidiary of Interactive is a 49.9% owner of PTPMS Communications II, L.L.C ("PTPMS II"), which was a winning bidder in the FCC auction of licenses for 700 MHz Guard Band spectrum for wireless data transmission and wireless Internet services, which was conducted in 2000. PTPMS II won three licenses covering a population of 6.4 million in BTAs including the cities of Buffalo, NY, Des Moines-Quad-Cities, IA and El Paso, TX, at an aggregate cost of approximately $6.3 million. Interactive has loaned PTPMS II approximately $6.1 million, $5.0 million of which was loaned in 2001. Interactive's subsidiary has the right to receive a fee equal to 20% of the realized net profits of PTPMS II (after an assumed cost of capital).

Another subsidiary of Interactive is an approximate 10% owner of Theta Communications, L.L.C., which won a 10 MHz license PCS license for Gainesville, Florida in the FCC's reauction of PCS licenses which ended on January 26, 2001. The cost of the license was approximately $4 million. Interactive's subsidiary has committed to fund a portion of such license cost and to receive a 5% realized net profits fee (after an assumed cost of capital).

Registrant expects to continue to participate in the spectrum auctions being conducted by the FCC.

In addition to the build out requirements for PCS licenses, FCC rules impose build-out requirements for WCS, LMDS, paging licenses, point-to-point microwave services and 700 MHz (guard band). Sunshine has not begun any build out of their licenses, which must be accomplished by September 17, 2001 unless an extension is granted by the FCC, which is highly uncertain. There are also substantial restrictions on the transfer of control of PCS licenses, WCS licenses, LMDS, paging, point-to-point microwave services and 700 MHz (guard band) licenses.

There are many risks relating to PCS and other FCC wireless licenses including without limitation, the high cost of PCS and certain other licenses, the fact that it involves start-up businesses, raising the substantial funds required to pay for the licenses and the build out, determining the best way to develop the licenses and which technology to utilize, the small size and limited resources of companies compared to other potential competitors, existing and changing regulatory requirements, additional auctions of wireless telecommunications spectrum and actually building out and operating new businesses profitably in a highly competitive environment (including already established cellular telephone operators and other new PCS licensees). There can be no assurance that any licenses granted to Sunshine, or other entities in which subsidiaries of Interactive have interests, can be successfully sold or financed or developed, with Registrant's subsidiaries recovering their debt and equity investments.

II. SERVICES

The Morgan Group, Inc.

The Morgan Group Inc. (including subsidiaries, "Morgan") is Interactive's only service subsidiary. On July 22, 1993, Morgan completed an initial public offering ("IPO") of 1,100,000 shares of its Class A common stock, $.015 par value, at $9.00 per share. As a result of this offering, Interactive's equity ownership in Morgan was reduced from 90% to 47%, represented by its ownership of 1,200,000 shares of Class B common stock. In December 1995, Interactive acquired from Morgan 150,000 shares of Class A common stock (plus $1.3 million in cash plus accrued dividends) in exchange for its 1,493,942 shares of Series A Preferred Stock of Morgan. As of March 19, 1999, Morgan repurchased 102,528 shares of its Class A common stock at $9.00 per share in a "Dutch Auction." At March 15, 2001, Interactive's equity ownership in Morgan was approximately 55.6%. Because the Class B common stock is entitled to two votes per share, Interactive's voting interest in Morgan exceeds 50% and, therefore, it continues to consolidate Morgan's results in its financial statements. Interactive is in the preliminary stages of evaluating whether its continued ownership of Morgan fits into Interactive's long-term business strategy. Morgan Class A common stock is listed on the American Stock Exchange under the symbol "MG."

Morgan is the nation's largest publicly owned service company in managing the delivery of manufactured housing, commercial vehicles and specialized equipment in the United States, and through its wholly owned subsidiary, Morgan Drive Away, Inc. has been operating since 1936. Morgan provides outsourcing transportation services through a national network of approximately 1,023 independent owner-operators and approximately 1,410 other drivers. Morgan dispatches its drivers from 74 locations in 28 states. Morgan's largest customers include Oakwood Homes Corporation, Fleetwood Enterprises, Inc., Champion Enterprises, Inc., Winnebago Industries, Inc. Cavalier Homes, Inc., Clayton Homes, Four Seasons Housing, Inc., Thor Industries, Inc., Holiday
Rambler and Damon Corporation. Morgan also provides certain insurance and financing services to its owner-operators through its subsidiaries, Interstate Indemnity Company ("Interstate") and Morgan Finance, Inc. ("Finance").

Growth Strategy. Morgan's strategy is to focus on its core transportation services. Morgan will also look for opportunities to grow through expansion in the niche businesses already being serviced, along with pursuing acquisitions or joint ventures in related industries. In addition, Morgan will look to expand insurance product offerings to drivers through its Interstate subsidiary. There can be no assurance that any future acquisitions will be effected or, if effected, that they can be successfully integrated with Morgan's business. To enhance profitability, Morgan is continuing the process of reducing overhead costs.

Industry Information. Morgan's business is substantially dependent upon the manufactured housing industry. Morgan's operations are affected by, among other things, fluctuations in interest rates and availability of credit of purchasers of manufactured homes and motor homes, and the availability and price of motor fuels. This industry has been subject to broad productions cycles. In 2000, for the second year, the manufactured housing industry experienced a decline in shipments and production, which is having an adverse impact on Morgan's operating revenues and profitability. Morgan in 2000 reduced administrative staff by approximately 25% and is instituting other cost cutting measures.

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

The largest portion of Morgan's operating revenues is derived from transportation of manufactured housing, primarily new manufactured homes. A manufactured home is an affordable housing alternative. During 1999 and 2000, the manufactured housing industry experienced a decline in shipments and production. The manufactured housing industry continues to suffer from the combined impact of tightened consumer credit standards, increased industry repossessions and excess inventory. However, Morgan believes the manufactured housing industry production over the long-term should continue to grow along with the general economy, especially when employment statistics and consumer confidence remain strong. There is no assurance, however, that manufactured housing production will increase in 2001. Unit shipments by the manufactured housing industry (considering double-wide homes as two shipments) in the United States decreased by approximately 26% from 574,000 in 1999 to 426,000 in 2000, after a 5% decrease in 1999 from 1998.

Manufactured Housing provides specialized transportation to companies, which produce new manufactured homes, modular homes, and office trailers. In addition, Manufactured Housing transports used manufactured homes and offices for individuals, businesses, and the U.S. Government. Based on industry shipment data available from the MHI, and Morgan's knowledge of the industry and its principal competitors, Morgan believes that it is the largest transporter of manufactured homes in the United States. Manufactured Housing ships products through approximately 749 independent owner-operators (down 26% in 2000 primarily due to the decrease in shipments) who drive specially modified semi-tractors, referred to as "toters," used in manufactured housing transportation to reduce combined vehicle length. Makers of manufactured housing generally ship their products no more than a few hundred miles from their production facilities. Therefore, to serve the regional structure of this industry, Morgan positions its dispatch offices close to the production facilities it is serving. Morgan reduced its number of manufactured housing dispatch offices in 2000 by 18 locations, primarily due to plant closures and internal consolidations.

Morgan's Driver Outsourcing line of business provides outsourcing transportation services primarily to manufacturers of recreational vehicles, commercial trucks, and other specialized vehicles through a network of service centers in nine states. Driver outsourcing engages the services of approximately 1,410 drivers who are outsourced to customers to deliver the vehicles. In 2000, driver outsourcing delivered approximately 36,900 units, while the number of deliveries decreased, operating revenue per unit delivered increased.

Morgan's Specialized Outsourcing Services line of business consists of large trailer ("Towaway") delivery, travel and other small trailer delivery ("pick up"). In 2000, the Towaway operation moved approximately 8,250 large trailers, compared to 14,600 large trailers in 1999, primarily the result of a shortage in owner-operator availability. As of December 31, 2000, Towaway had contracts with approximately 85 independent owner-operators who drive semi-tractors compared to 144 in 1999. As of December 31, 2000, travel and other small trailers are delivered by 183 independent owner-operators utilizing pickup trucks compared to 161 in 1999.

Morgan's insurance and finance line of business provides insurance and financing to Morgan's drivers and independent owner-operators. This line also administers the cargo, bodily injury and property damage insurance program.

Selected Operating and Industry Participation Information. The following table sets forth certain operating and industry participation information for each of the five years ended December 31, 2000.

Manufactured Housing
  Operating Information: ..................     1996        1997        1998        1999        2000
                                              --------    --------    --------    --------    --------
New Home Shipments ........................    121,136     154,389     161,543     148,019     102,463
Other Shipments (3) .......................     23,465      24,144      17,330      11,871      13,031
                                              --------    --------    --------    --------    --------
Total Shipments ...........................    144,601     178,533     178,873     159,890     115,494
Linehaul Revenues in (000's) (1) ..........   $ 72,616    $ 93,092    $ 94,158    $ 88,396    $ 62,526

Manufactured Housing
 Industry Participation: ..................     1996        1997        1998        1999        2000
                                              --------    --------    --------    --------    --------
Industry Production (2) ...................    553,133     558,435     601,678     573,629     425,919
New Home Shipments (3) ....................    121,136     154,389     161,543     148,019     102,463
Share of Unites Shipped ...................      21.9%       27.6%        26.8%      25.8%       24.1%

Driver Outsourcing
 Operating Information: ...................     1996        1997        1998        1999        2000
                                              --------    --------    --------    --------    --------
Shipments .................................     58,368      45,446      44,177      49,892      36,883
Linehaul Revenues in (000's)(1) ...........   $ 23,090    $ 19,706    $ 19,979    $ 23,748    $ 21,336

Specialized Outsourcing Services
 Operating Information: ...................     1996        1997        1998        1999        2000
                                              --------    --------    --------    --------    --------
Shipments .................................     41,255      34,867      38,167      32,967      29,215
Linehaul Revenues in (000's)(1) ...........   $ 26,169    $ 19,630    $ 23,015    $ 21,115    $ 15,304

(1) Linehaul revenue is derived by multiplying the miles of a given shipment by the stated mileage rate.

(2) Based on reports of Manufactured Housing Institute. To calculate share of homes shipped, Morgan assumes two units shipped for each multi-section home.

(3) Morgan's new home shipments decreased 31% during 2000 as compared to overall industry reduction of 26%. Morgan believes that it lost market share primarily because of lower pricing by its competitors.

Customers and Marketing. Morgan's operating revenues are comprised primarily of linehaul revenues derived by multiplying the miles of a given shipment by the stated mileage rate. Operating revenues also include charges for permits, insurance, escorts and other items. A substantial portion of Morgan's operating revenues are generated under one, two, or three year contracts with producers of manufactured homes, recreational vehicles, and the other products. In these contracts, the manufacturers agree that a specific percentage (up to 100%) of their transportation service requirements from a particular location will be performed by Morgan on the basis of a prescribed rate schedule, subject to certain adjustments to accommodate increases in Morgan's transportation costs. Linehaul revenues generated under customer contracts in 1998, 1999 and 2000 were 64%, 71% and 69% of total linehaul revenues, respectively. Morgan's ten largest customers have been served for at least three years and accounted for approximately 69%, 68%, and 67% of its linehaul revenues in 1998, 1999 and 2000, respectively. Oakwood Homes Corporation accounted for over 20% of linehaul revenues in 2000. Fleetwood Enterprises, Inc. accounted for over 15% of linehaul revenues in 2000. The Fleetwood manufactured housing contract is continuous except that it may be terminated by either party upon 30 day written notice if the other party has repeatedly failed to perform, persistently disregarded applicable laws or regulation or otherwise committed a substantial violation of the contract. The Oakwood manufacturing housing contract is renewable annually. Morgan has been servicing Oakwood for ten years and Fleetwood for over 25 years. Most contracts provide for scheduled rate increases based upon increases in fuel prices, which increases are generally passed on to the independent owner-operators who purchases fuel. A number of Morgan's major customers are experiencing financial difficulty as a result of softness in the manufacturing housing and recreational vehicle markets. There is no assurance the customers will agree to renew their contracts on acceptable terms or on terms as favorable as those currently in force. The loss of one or more significant customer could adversely affect Morgan's results of operations.

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

Owner-operators are independent contractors who own totters, tractors or pickup trucks, which they contract to and operate for, Morgan. Independent owner-operators are not generally approved to transport commodities on their own in interstate or intrastate commerce. Morgan, however, possesses such approvals and/or authorities (see "Regulation"), and provides marketing, insurance, communications, administrative, and other support required for such transportation.

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

Agents and Employees. Morgan has approximately 83 terminal managers and assistant managers who are involved directly with the management of equipment and drivers. Of these, approximately 67 are full time employees and the remainder are independent contractors who earn a commission. In addition to terminal personnel, Morgan employs approximately 190 full-time employees, and 16 fulltime drivers.

Fuel Cost. The transportation industry is dependent upon the availability and cost of fuel. Although fuel costs are paid by Morgan's independent owner/operators, increases in fuel prices may have significant adverse effects on Morgan's operations for various reasons. Since fuel costs vary between regions, drivers may become more selective as to which regions they will transport goods, resulting in diminished driver availability. Also, Morgan would experience adverse effects during the time period from when fuel costs begin to increase until the time when scheduled rate increases to customers are enacted. Increases in fuel prices may also affect the sale of recreational vehicles by making the purchase less attractive to consumers. A decrease in the sale of recreational vehicles would be accompanied by a decrease in the transportation of recreational vehicles and a decrease in the need for Driver Outsourcing Services.

Impairment of Assets

Morgan periodically assesses the net realizable value of its long-lived assets and evaluates such assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. For assets to be held and used, impairment is determined to exist if estimated undiscounted future cash flows are less than the carrying amount. For assets to be disposed of, impairment is determined to exist if the estimated net realizable value is less than the carrying amount.

Seasonality. Shipments of manufactured homes tend to decline in the winter months in areas where poor weather conditions inhibit transport. This usually reduces operating revenues in the first and fourth quarters of the year. Morgan's operating revenues, therefore, tend to be stronger in the second and third quarter.

Risk Management, Safety and Insurance. The risk of substantial losses arising from traffic accidents is inherent in any transportation business. Morgan carries insurance with a deductible of up to $250,000 per occurrence for personal injury and property damage. Morgan has obtained, but has not activated a self-insurance authority of up to $1 million. The frequency and severity of claims under Morgan's liability insurance affect the cost, and potentially the availability, of such insurance. Morgan maintains cargo damage insurance with a deductible of $1 million. If Morgan is required to pay substantially greater insurance premiums, or incurs substantial losses above its insurance coverage or substantial losses below its deductibles, its results could be materially adversely affected. Morgan continues to review its insurance program, self-insurance limits and excess policy provisions. Morgan believes that its current insurance coverage is adequate to cover its liability risks. Morgan's excess and primary insurance arrangements are up for renewal in 2001. While Morgan expects such arrangements to be renewed, it is difficult to predict the terms of such renewed arrangements, which may result in a significant increase in premium expense and/or the assumption of additional risk. There can be no assurance that Morgan can continue to maintain its present coverage on acceptable terms.

The following table sets forth information with respect to bodily injury, property damage, cargo claims, and automotive physical damage reserves for the years ended December 31, 1998, 1999, and 2000, respectively.

                               Claims Reserve History
                              Years Ended December 31,
                                (In Thousands)
                              1998       1999      2000
                            -------    -------    -------
Beginning Reserve Balance   $ 5,323    $ 8,108    $ 8,418
Provision for Claims ....     7,698      8,633      7,518
Payments, net ...........    (4,913)    (8,323)    (7,590)
                            -------    -------    -------
                            -------    -------    -------
Ending Reserve Balance ..   $ 8,108    $ 8,418      8,346
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

The D.O.T. regulates safety matters with respect to the interstate operations of Morgan. Among other things, the D.O.T. regulates commercial driver
qualifications   and  licensing;   sets  minimum  levels  of  carrier  liability
insurance; requires carriers to enforce limitations on drivers' hours of service; prescribes parts, accessories and maintenance procedures for safe operation of freight vehicles; establishes noise emission and employee health and safety standards for commercial motor vehicle operators; and utilizes audits, roadside inspections and other enforcement procedures to monitor compliance with all such regulations. In 1997, the D.O.T. established regulations, which mandate random, periodic, pre-employment, post-accident and reasonable cause drug testing for commercial drivers. The D.O.T. has also established similar regulations for alcohol testing. Morgan believes that it is in substantial compliance with all material D.O.T. requirements applicable to its operations.

Most manufactured homes, when being transported by trailer, exceed the maximum dimensions allowed on state highways without a special permit. Morgan obtains these permits for its independent contractor owner-operators from each state, which allows Morgan to transport their manufactured homes on state highways. The states have special requirements for over-dimensional loads detailing permitted routes, timing required, signage, escorts, warning lights and similar matters.

Most states and provinces also require operators to pay fuel taxes, comply with a variety of other state tax and/or registration requirements, and keep evidence of such compliance in their vehicles while in transit. Morgan coordinates compliance with these requirement by its drivers and independent contractor owner-operators, and monitors their compliance with all applicable safety regulations.

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

Morgan's finance subsidiary is subject to Indiana's Equal Credit Opportunity Laws and other state and federal laws relating generally to fair financing practices.

For additional information on Morgan, reference is made to Morgan's Form 10-K and other filings with the Securities and Exchange Commission.

III.       SPINNAKER STOCK

Interactive owns 1,000,000 shares of Common Stock of Spinnaker Industries, Inc. (AMEX:SKK), which constitutes 26.5% of the class and 13.6% of the total outstanding shares of Spinnaker. Interactive intends to sell such shares from time to time to fund its acquisition program. On February 27, 2001, the closing price in limited trading of Spinnaker Common Stock on the AMEX was $3.75 per share.

Spinnaker is a manufacturer of adhesive backed paper label stock for the packaging industry as well as being a major supplier of stock for pressure sensitive U.S. postage stamps. In July and August 1999, Spinnaker sold its two industrial tape business units to Intertape Polymer Group, Inc. (AMEX-ITP; Toronto), Montreal, Quebec, Canada, for approximately U.S. $105 million and 300,000 five-year warrants to purchase Intertape common shares at a price of U.S. $29.50 each. The sales are part of a plan to seek strategic alternatives, which Spinnaker announced in November 1998. In addition to the risks of Spinnaker's business, because of Interactive's large position and the limited trading in Spinnaker Common Stock, it may be difficult for Interactive to sell such stock and realize its value if and when it wants to. For further information on Spinnaker, reference is made to its Form 10-K and other filings with the Securities and Exchange Commission.

IV.   OTHER INFORMATION

While Interactive holds licenses of various types, Interactive does not believe they are critical to its overall operations, except for (1) the television-broadcasting licenses of WHBF-TV and WOI-TV; (2) Interactive's telephone subsidiaries' franchise certificates to provide local-exchange telephone service within their service areas; (3) Western New Mexico Telephone Company's FCC licenses to operate point-to-point microwave systems; (4) licenses held by partnerships and corporations in which Western New Mexico Telephone Company and Inter-Community Telephone Company own minority interests to operate cellular telephone systems covering areas in New Mexico and North Dakota, (5) CLR Video's franchises to provide cable television service within its service areas and (6) personal communications services and other wireless communication licenses held by companies in which Interactive's subsidiaries have investments, as well as the licenses for Las Cruces, New Mexico and portions of Iowa held by Interactive.

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

There were no customers in 1999 or 2000 that represents 10% or more of consolidated revenues, except for Oakwood Homes Corporation (14% in 1999 and 13% in 2000) and Fleetwood Enterprises, Inc. (12% in 1999 and 10% in 2000). Interactive does not believe that its multimedia business is dependent on any single customer of local telephone service. Most local exchange carriers, including Interactive's, received a significant amount of revenues in the form of access fees from long distance companies including AT&T.

Excluding   the   following   for  Morgan:   approximately   1,023   independent
owner-operators and 1,410 other drivers, Interactive had a total of approximately 553 employees at December 31, 2000, compared to approximately 642 employees at December 31, 1999.

Additional information with respect to each of Interactive's segments is included in Note 14Segment Information to the Consolidated Financial Statements included herein.

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

             Name                                Offices and Positions Held                             Age
             ----                                --------------------------                             ---

Mario J. Gabelli .............  Chairman and Chief Executive Officer (since September                    58
                                1999);  Chairman  (since 1986) and Chief  Executive  Officer
                                1986-2000)  of  Lynch  Corporation;  Chairman  and  Chief
                                Executive  Officer  (since March 1980) of Gabelli Funds Inc.
                                a  private  company  which  makes  investments  for  its own account; and Chairman and Chief Executive Officer of
                                Gabelli Asset  Management,  Inc.  (since 1999), a New York
                                Stock  Exchange  listed  holding  company  for  subsidiaries engaged in various aspects of the securities business

Robert E. Dolan ..............  Chief Financial Officer and Controller (since September                  49
                                1999);  Chief Financial  Officer  (1992-2000) and Controller
                                (1990-2000) of Lynch Corporation

The executive officers of the Registrant are elected annually by the Board of Directors at its organizational meeting in May and hold office until the organizational meeting in the next subsequent year and until their respective successors are chosen and qualified.

ITEM 2. PROPERTIES

Interactive  leases  space  from  an  affiliate  of  its  Chairman,   containing
approximately 4,000 square feet for its executive offices in Rye, New York.

Morgan owns approximately 24 acres of land with improvements in Elkhart, Indiana. The improvements include a 23,000 square foot office building used as Morgan's principal office, a 7,000 square foot leased building containing additional offices, and a 9,000 square foot building used for Morgan's safety and driver service departments and also for storage. Most of Morgan's 74 locations are situated on leased property. Morgan also owns and leases property for storage at various locations throughout the United States, usually in proximity to manufacturers of products moved by Morgan. The property leases have lease term commitments of a minimum of thirty days and a maximum of three years, at monthly rentals ranging from $10 to $6,500. The Elkhart facility is currently mortgaged to one of Morgan's lenders. In total, Morgan owns 65 acres of land throughout the United States, including the Elkhart facilities.

Western New Mexico Telephone Company owns a total of 16.9 acres at fourteen sites located in southwestern New Mexico. Its principal operating facilities are located in Silver City, where Western owns a building comprising a total of 6,480 square feet housing its administrative offices and certain storage facilities. In Cliff, Western owns five buildings with a total of 14,055 square feet in which are located additional offices and storage facilities as well as a vehicle shop, a wood shop, and central office switching equipment. Smaller facilities, used mainly for storage and for housing central office switching equipment, with a total of 8,384 square feet, are located in Lordsburg, Reserve, Magdalena and five other localities. In addition, Western leases 1.28 acres on which it has constructed four microwave towers and a 120 square-foot equipment building. Western has the use of 38 other sites under permits or easements at which it has installed various equipment either in small company-owned buildings (totaling 2,403 square feet) or under protective cover. Western also owns 3,317 miles of copper cable and 421 miles of fiber optic cable running through rights-of-way within its 15,000 square mile service area. All Western's properties described herein are encumbered under mortgages held by the Rural Utilities Service ("RUS") and CoBank.

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

J.B.N. Telephone Company owns a total of approximately 2.25 acres at fifteen sites located in northeast Kansas. Its administrative and commercial office consisting of 7,000 square feet is located in Holton, Kansas and a 3,000 square feet garage warehouse facility is located in Wetmore, Kansas. In addition, J.B.N. owns thirteen smaller facilities housing central office switching equipment and over 1,186 miles of copper cable and 186 miles of fiber optic cable. All properties described herein are encumbered under mortgages held by the RUS.

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

Dunkirk & Fredonia Telephone Company (including its subsidiaries) owns a total of approximately 16.4 acres at 5 sites located in western New York. Its host central office switching equipment, administrative and commercial offices consisting of 18,297 square feet is located in Fredonia, New York. In addition, Dunkirk & Fredonia owns 4 other smaller facilities housing garage, warehouse and central office switching equipment and over 362 miles of copper cable and 36 miles of fiber optic cable. All properties described herein are encumbered under a mortgage held by RUS.

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


                                     PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

The Common Stock of Lynch Interactive Corporation is traded on the American Stock Exchange under the symbol "LIC." The market price high and lows in consolidated trading of the Common Stock since Registrant became a public company on September 1, 1999 are as follows adjusted for the two-for-one stock split which occurred on September 11, 2001:

                                         2000
                                  Three Months Ended
                    March 31  June 30    September 30    December 31
                   --------   -------    ------------    -----------

High                   66        64           56             57
Low                    49        46           45             43

                                        1999
                                 Three Months Ended
                   March 31   June 30    September 30    December 31
                   --------   -------    ------------    -----------
                      N/A      N/A
High                  --       --            38              60
Low                   --       --            21              26

At March 15, 2001, the Company had 858 shareholders of record.

Neither Interactive nor Lynch Corporation has paid any cash dividends on its Common Stock since 1989. Interactive does not expect to pay cash dividends on its Common Stock in the foreseeable future. Interactive currently intends to retain its earnings, if any, for use in its business. Future financings may limit or prohibit the payment of dividends.

ITEM 6. SELECTED FINANCIAL DATA


                          LYNCH INTERACTIVE CORPORATION
                                FIVE-YEAR SUMMARY
                             SELECTED FINANCIAL DATA
                      (In Thousands, Except Per Share Data)

                                                                         Years Ended December 31, (a)
                                              -----------------------------------------------------------------
                                                  1996         1997         1998         1999         2000
                                              ------------- ------------ ------------ ------------ ------------

Revenues ....................................   $ 160,816    $ 194,062    $ 205,076    $ 204,640    $ 175,007

Operating Profit (b) ........................       1,940       11,288       16,657       12,849       13,293
Net Financing Activities (c) ................      (4,024)      (7,908)      (8,201)      (8,070)      (8,949)
Reserve for Impairment of Investment in PCS
  license holders (d) .......................        --         (7,024)        --        (15,406)        --
Gain on Sale of Subsidiary Stock and Other
  Assets (e) ................................          74          260        2,709         --          4,187
                                                ---------    ---------    ---------    ---------    ---------
Income (Loss) Before Income taxes, Minority
  Interests, and Extraordinary Item .........      (2,010)      (3,384)      11,165      (10,627)       8,531
(Provision) Benefit for Income Taxes ........         445          736       (5,012)       2,285       (7,422)
Minority Interests ..........................         747         (631)      (1,224)        (714)       1,256
                                                ---------    ---------    ---------    ---------    ---------
  Income (Loss) Before Extraordinary Item ...        (818)      (3,279)       4,929       (9,056)       2,365
 Extraordinary Item (f) .....................        --           --           --           (160)        --
                                                ---------    ---------    ---------    ---------    ---------
  Net Income (Loss) .........................   $    (818)   $  (3.279)   $   4,929    $  (9,216)   $   2,365
                                                =========    =========    =========    =========    =========
 Basic and Diluted Earnings
Per Common Share (g) (h)
  Income (Loss) Before Extraordinary Item ...   $   (0.30)   $   (1.16)   $    1.74    $   (3.21)   $    0.84
  Net Income (Loss) .........................   $   (0.30)   $   (1.16)   $    1.74    $   (3.27)   $    0.84
Cash, Securities and Short-Term Investments .   $  25,541    $  28,043    $  27,988    $  32,941    $  28,992
Total Assets ................................   $ 248,651    $ 253,032    $ 246,092    $ 253,969    $ 240,410
Long-Term Debt ..............................   $ 123,002    $ 134,200    $ 127,663    $ 165,701    $ 162,592
Shareholders' Equity (i) ....................   $  45,068    $  32,995    $  39,314    $  26,911    $  23,399

(a) Includes results of Dunkirk and Fredonia Telephone Company from November 26, 1996, Transit Homes of America from December 30, 1996, Upper Peninsula Telephone Company from March 18, 1997, and Central Scott Telephone Company from July 16, 1999.

(b) Operating Profit is sales and revenues less operating expenses, which excludes investment income, interest expense, equity in earnings of affiliated companies, reserve for impairment in PCS license holders, gains on sales of subsidiary stock and other assets, minority interests and taxes.

(c) Consists of investment income, interest expense and equity in earnings of affiliated companies.

(d) See Note 3 "Wireless Communications Services" in the Company's consolidated financial statements.

(e) See Note 2 "Acquisitions and Dispositions - Dispositions" and Note 3 "Wireless Communications Services" in the Company's consolidated financial statements.

(f)  Loss from  Early  Extinguishment  of Debt,  Net of Tax  Benefit of $105

(g) Based on weighted average number of common shares outstanding - restated to conform to SFAS #128 in 1996.

(h) Adjusted to reflect a 2 for 1 stock split which occurred on September 11, 2000.

(i)  No cash dividends have been declared over the period.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

YEAR 2000 COMPARED TO 1999

This discussion should be read together with Consolidated Financial Statements of Interactive and the notes thereto included herein.

Overview

Effective with the Spin off of Interactive by Lynch Corporation on September 1, 1999, Interactive owns the multimedia and services businesses previously owned by Lynch Corporation, as well as 1 million shares of Spinnaker Industries, Inc. Since the Spin off, Interactive has operated as an independent, publicly traded company. As such, the consolidated Interactive financial statements for the periods prior to the spin-off may not be indicative of Interactive's future performance nor do they necessarily reflect what the financial position and results of operations of Interactive would have been if it had operated as a separate stand-alone entity during the periods covered.


YEAR 2000 TO 1999

Revenues

2000 total revenues were $175.0 million, a decrease of $29.6 million, or 14.5%, from the $204.6 million recorded in 1999. Within the operating segments: multimedia revenues increased $8.0 million, or 13.5% from the previous year primarily due to the acquisition of Central Scott Telephone Company, which was acquired on July 16, 1999 ($3.0 million effect) and the growth in both regulated telecommunications services as well as the provision of non-traditional revenue services as: Internet, long distance service and competitive local exchange carrier. Service revenues decreased by $37.6 million, or 25.8%. This decline is primarily attributed to the continued decline in production of manufactured housing, which began in 1999. Industrial production of new manufactured homes decreased approximately 26% in 2000. Morgan is highly dependent upon the manufactured housing industry generally and on certain major customers within that industry. Some of Morgan's customers are financially stressed by continued weakness in the industry. Morgan's unit deliveries in manufactured housing declined by 31% in 2000, indicating a loss of market share due primarily to competitive pricing pressures. Morgan's management believes that demand for manufactured housing in the near term will continue to be slow. Morgan was also affected by the decline in activity in other markets that Morgan serves, namely recreational vehicles and large trailers.

Of note, shipments of manufactured homes tend to decline in the winter months in areas where poor weather conditions inhibit transport. This usually reduces operating revenues in the first and fourth quarters of the year. Morgan's operating revenues, therefore, tend to be stronger in the second and third quarters.

EBITDA

Earnings before interest, taxes, depreciation and amortization ("EBITDA") decreased to $30.2 million in 2000 from $31.1 million in 1999, a decrease of $0.9 million, or 1.8%. For purposes of this discussion, EBITDA does not include SARs expense (see below). EBITDA is presented because it is a widely accepted financial indicator of value and ability to incur and service debt. EBITDA is not a substitute for operating income, see below, or cash flows from operating activities, ($11.9 millin and $18.7 million for the years ended December 31, 2000 and 1999 respectively,) in accordance with generally accepted accounting principles. EBITDA for the multimedia segment increased by $3.2 million, or 9.2% to $34.7 million from $31.5 million in 1999. $1.7 million of this increase was due to the acquisition of Central Scott Telephone Company. The remaining increase was primarily due to the increases in regulated operations offset by losses in the start-up of the CLEC operation ($0.7 million). EBITDA at The Morgan Group decreased by $2.7 million from $1.8 million in earnings in 1999 to $0.9 million in losses in 2000. To combat a severe decline in revenues, Morgan, in March 2000, instituted significant cost reduction initiatives in all areas with primary focus on staff reduction and consolidation of facilities. The effect of these initiatives was savings of $1.8 million in 2000. It is estimated that the effects of these initiatives will continue with approximate savings of $3.2 million in 2001. In spite of these significant efforts, operating costs of Morgan as a percentage of their revenues were 102% for the year ended December 31, 2000, compared to 99% in the prior year, resulting in a loss from operations of $2.0 million.

The transportation industry is dependent on the availability and cost of fuel. Although fuel costs are paid by Morgan's owner-operators, increases in fuel prices may have significant adverse effects on Morgan's operations for various reasons. Since fuel costs vary between regions, drivers may become more selective as to regions in which they will transport goods resulting in diminished driver availability. Also, Morgan would experience adverse effects during the time period from when fuel costs begin to increase until the time when scheduled rate increases to customers are enacted. Increases in fuel prices may also affect the sale of recreational vehicles by making the purchase less attractive to consumers. A decrease in the sale of recreational vehicles would be accompanied by a decrease in the transportation of recreational vehicles and a decrease in the need for driver outsourcing services.

Morgan's excess and primary insurance arrangements are to be renewed in 2001. While Morgan expects such arrangements to be renewed, the terms of such renewed arrangements are difficult to predict and may result in a significant increase in premium expense or the assumption of additional risks. The annual premium for the excess insurance arrangements is expected to increase by $500,000 to $600,000. Such renewed arrangements may also require Morgan to increase letters of credit in respect to its first loss exposure under such arrangements. The terms of the present credit facility may not be sufficient to provide for such additional letters of credit, and depending on Morgan's performance, the lender may not agree to expand the facility to provide such letters of credit. In that event, it is management's current expectation that it would negotiate with its carriers to accept lower letter of credit requirements in exchange for higher premiums. Morgan plans to seek to pass through additional premium costs to customers. To the extent it is unable to do so, additional premium costs will increase working capital requirements and reduce profitability.

Operating Profit

Operating profits for 2000 increased to $13.3 million from $12.9 million reported for 1999, an increase of $0.4 million. This increase in operating profits is principally attributable to the absence of SAR expense during 2000. In 1999, the company reported a SAR expense of $2.9 million, see description below. The absence of the SAR expense in 2000 coupled with the increase of $0.3 million from the multimedia segment, resulting from the acquisition of Central Scott Telephone Company, offset a negative swing in operating results of $2.5 million from the services segment due to lower revenues, offset, to some extent, by cost savings.

On February 29, 1996, Lynch Corporation adopted a Stock Appreciation Rights program for certain employees. Through September 1, 1999, 43,000 of Stock Appreciation Rights ("SAR") had been granted at prices ranging from $32 to $43 per share. Upon the exercise of a SAR, the holder is entitled to receive an amount equal to the amount by which the market value of the Lynch Corporation common stock on the amount equal to the amount by which the market value of the Lynch Corporation common stock on the exercise date exceeds the grant price of the SAR. Effective September 30, 1998, Lynch Corporation amended the SAR program so that the SARs became exercisable only if the market price for the Lynch Corporation's shares exceed 200% of the SAR exercise price within five years from the original grant date. This amendment eliminated the recording of the profit and loss effect of the SARs for changes in the market price in the Company's common stock until it becomes probable that the SARs will become exercisable. Lynch Corporation and Interactive offered to the SAR holders an option of turning in their SARs in exchange for a payment based upon the combined market prices of Lynch Corporation and Lynch Interactive Corporation and, in the case of SARs issued prior to December 5, 1997, East/West Communications, Inc. East/West Communications was spun-off from Lynch Corporation on December 5, 1997 on a share-for-share basis. All SAR holders accepted this proposal thereby terminating the plan and the total payments of $3.8 million were allocated to Lynch ($0.8 million) and Interactive ($3.0 million) on the basis of the relative market value of December 31, 1999.

Other Income (Expense)

Investment income was approximately $3.4 million compared to $2.0 million in 1999. Realized gains on sales of "available-for-sale-securities," was the primary cause of the increase.

Interest expense increased by $2.9 million to $14.0 million in 2000 compared to $11.1 million in 1999. The increase is due primarily to the acquisition of Central Scott Telephone Company on July 16, 1999 ($0.8 million) and the issuance by the Company of a $25.0 million Convertible Note in December 1999 ($2.7 million) including interest paid and accretion of option to sell premium (see
Note 5 to the Consolidated Financial Statements).

During 2000, the Company recorded approximately $1.7 million of equity in earnings of affiliated entities primarily due to operating income from its New Mexico cellular RSA interests, including a gain of $0.7 million on the sale of certain cellular towers.

On February 25, 2000, Omnipoint acquired through a merger, all of the outstanding shares of East/West Communications, Inc. At the time of the merger, Interactive held a redeemable preferred stock of East/West Communications, Inc. with a liquidation value of $8.7 million, including payment in kind of dividends to date. In accordance with its terms, the preferred stock was redeemed at its liquidation value and as a result, the Registrant recorded a pre-tax gain of $4.2 million in the year ended December 31, 2000.

A subsidiary of Lynch Interactive has investments in, loans to, and deferred costs associated with a 49.9% equity ownership in Fortunet Communications, L.P. ("Fortunet"), a partnership formed to acquire, construct and operate licenses for the provision of personal communications services ("PCS") acquired in the FCC's C-Block PCS auction. Fortunet holds licenses to provide PCS services of 15MHz of spectrum in the BTA of Tallahassee, Panama City and Ocala, Florida. On April 15, 1999, the Federal Communications Commission completed a reauction of other 15 MHz PCS C-Block licenses, including the 15 MHz licenses in the basic trading areas of Tallahassee, Panama City, and Ocala, Florida. The final net cost of these licenses in the reauction was substantially below Fortunet's cost of the licenses it retained in these markets. Accordingly, during 1999, Lynch Interactive recorded an additional write down of $15.4 million. In 2001, Interactive spun-off its 49.9% equity interest in Fortunet, but retained a note receivable with a net book value of $3.4 million.

Tax Provision

The 2000 tax provision of $4.3 million includes federal, state and local taxes and represents an effective rate of 87.0% versus 21.5% effective tax benefit of $2.3 million in 1999. During 2000, the Company recorded a $3.2 million valuation allowance for deferred tax assets at Morgan. Other differences in the effective rates are attributable to the amortization of non-taxable goodwill and tax effect on losses of certain subsidiaries.

Minority Interest

Minority interest was a reduction to earnings of $0.7 million in 1999 and a contribution to earnings of $1.3 million in 2000. Net losses at Morgan, including the deferred tax valuation reserve noted above, offset by increased net income at telephone operations in which there is a minority ownership was the cause of the variance between years.

Net Income

Net income for year ended December 31, 2000 was $2.4 million, or $0.84 per share, as compared to a net loss of $9.2 million, or $3.27 per share for the year ended December 31, 1999. The impairment charge associated with Fortunet was the primary item affecting the net loss in 1999.


YEAR 1999 COMPARED TO 1998

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

EBITDA

Earnings before interest, taxes, depreciation and amortization (EBITDA) decreased to $28.2 million in 1999 from $30.9 million in 1998, a $2.7 million, or 9% decrease. For purposes of this presentation, EBITDA does not include SARs expense (see above). EBITDA is presented because it is a widely accepted financial indicator of value and ability to incur and service debt. EBITDA is not a substitute for operating income, see below, or cash flows from operating activities ($18.7 million and $19.7 million for the years ended December 31, 1999 and 1998, respectively) in accordance with generally accepted accounting principles. EBITDA for the telecommunications segment increased by $2.0 million, or 7% to $31.4 million from $29.4 million in 1998. $1.1 million of this increase was due to the acquisition of Central Scott Telephone Company. The remaining increase was due to the growth in regulated and deregulated operations. EBITDA at The Morgan Group decreased by $1.4 million, or 44%, from $3.3 million in 1998. The decrease is primarily attributable to a decline in shipments of manufactured homes, reduced operating revenues and profitability in the specialized outsourcing services business and a continued increase in insurance and claims costs.

Operating Profit

Operating profits for 1999 decreased to $12.8 million from $16.7 million reported for 1998, a decrease of $3.9 million. This decline in operating profits is principally attributable to SAR expense of $2.9 million (as discussed above) coupled with a decrease in operating results of $1.5 million from the services segment due to lower revenues, which offset the increase of $0.3 million from the telecommunications segment resulting from the acquisition of Central Scott Telephone Company, net of goodwill amortization.

Other Income (Expense)

Investment income was approximately $2.0 million, or 7.9% increase compared to 1998. This increase is due to unrealized gains on trading securities.

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

As noted in the above discussion, during the first quarter of 1999, Interactive recorded a write-down of its investment in PCS license holders of $15.4 million.

During 1999, the Company recorded approximately $1.0 million of equity in earnings of affiliated entities primarily due to operating income form its New Mexico cellular RSA interests.

Tax Provision

The 1999 tax benefit of $2.3 million includes federal, state and local taxes and represents an effective rate of 21.5% versus 45% effective tax benefit in 1998. The difference in the effective rates is primarily due to the effects of the amortization of non-taxable goodwill and state tax effect on losses of certain subsidiaries.

Minority Interest

Minority interest declined from $1.2 million in 1998 to $0.7 million in 1999 due to lower earnings at Morgan.

Net Income

Net loss for year ended December 31, 1999 was $(9.2) million, or $(3.27) per share, as compared to net income of $4.9 million, or $1.74 per share for the year ended December 31, 1998. The impairment charge associated with Fortunet was the primary item affecting the net loss in1999.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2000, Lynch Interactive Corporation had current assets of $51.7 million and current liabilities of $44.9 million. Working capital was therefore $6.8 million as compared to $12.1 million at December 31, 1999. Investments in Interactive wireless ventures was the primary cause of the decrease.

Capital Expenditures were $17.3 million in 2000 and $12.6 million in 1999 due to the significant capital upgrade program at one of the Company's Kansas telephone operation.

On December 12, 1999, Interactive completed the private placement of a $25 million 6% five-year note, convertible into Interactive common stock at $42.50 per share (adjusted for subsequent 2 to 1 stock split). At that time, to assist the Company with the private placement to Cascade Investment LLC ("Cascade"), the Chairman and CEO of Interactive, agreed to give the acquirer of the note, a one-time option to sell the note to him at 105% of the principal amount thereof. The exercise period was from November 15, 2000 to December 1, 2000. This option to sell is secured by a bank letter of credit, which is secured by the Chairman's escrow of securities. The Company agreed to reimburse the Chairman for the cost of the letter of credit (approximately $160,000) plus his counsel fees in connection with the option to sell agreement and obtaining the letter of credit.

On January 16, 2001, the above option to sell agreement was amended. As amended, Cascade had the right to sell up to $15 million of the notes back to the Chairman at any time prior to January 31, 2001 and the right to sell the remaining $10 million of the note between November 15 and December 1, 2002. The option to sell is at 105% of principal amount sold plus accrued and unpaid interest. As a condition to modifying and extending the option to sell, the Company entered into an agreement in December 2000, with its Chairman whereby it will pay for and acquire, on the same terms and conditions, any portion of the note sold by Cascade under this option. During January 2001, Cascade exercised this option with regard to the $15 million of the notes and on February 14, 2001, the Company transferred $15.9 million to Cascade, including the 5% premium plus accrued and unpaid interest in exchange for $15.0 million of the note held by Cascade.

The option to sell the remaining $10 million is secured by a collateralized letter of credit in which the collateral is provided by an affiliate of the Chairman. The Company has agreed to pay all legal fees, letter of credit fees and a 10% per annum collateral fee on the amount of collateral provided, $10.5 million. The Company can replace the collateral at any time and the collateral fee would be eliminated from thereafter.

At December 31, 2000, total debt was $166.9 million, a decrease of $2.0 million from December 31, 1999. At December 31, 2000 there was $143.0 million of fixed interest rate debt outstanding averaging 6.793% and $23.9 million of variable interest rate debt averaging 8.485%. January 2001, a subsidiary of the Company borrowed $27.0 million secured by the stock of Western New Mexico Telephone Company. $15.9 million of the proceeds were used to acquire the Convertible Note of the Company owned by Cascade Investment L.L.C. The stock of Western New Mexico Telephone Company had previously been used to secure the acquisition facility, the balance of which was $7.9 million prior to repayment in December 2000. In December 2000, a subsidiary of the Registrant amended the acquisition facility used to acquire Upper Peninsula Telephone Company, and borrowed an additional $6.0 million. The proceeds of the loan were used to pay down a portion of the Western New Mexico Telephone Company acquisition facility.

The parent company of Interactive has a short-term line of credit facility, which expires August 31, 2001, with maximum availability totaling $10.0 million none of which was outstanding at December 31, 2000. It is Management's belief that it has or will be able to obtain adequate resources to fund operations over the next twelve months but there is no assurance that they will.

At December 31, 2000, Morgan had a $7.7 million revolving credit facility ("Credit Facility") with a $6.7 million letter of credit sub-limit. The Credit Facility bears interest at Morgan's option, on ether the applicable Eurodollar Rate Margin or the applicable Base Rate Margin, all of which are adjusted over the term of the Credit Facility. Total borrowings and outstanding letter of credit are limited to qualified trade accounts receivable, qualified in-transit amounts, contractor loans, and qualified investments. The Credit Facility contains financial covenants, the most restrictive of which are a cash flow coverage ratio, interest expense coverage ratio, and minimum net income. At December 31, 2000, Morgan has no outstanding debt under its Credit Facility, and $6.6 million of letters of credit were outstanding under the Credit Facility. Letters of credit are required for self-insurance retention reserves and other corporate needs.

The Credit Facility matured on January 28, 2001, at which time Morgan had no outstanding debt and $6.6 million outstanding letter of credit. Morgan was in default of the financial covenants, resulting in the bank failing to renew the Credit Facility. As a result of the Credit Facility not being renewed, Morgan has a payment default and the financial institution has the right to demand cash to meet outstanding obligations under the letter of credit. The bank has discretion as to whether to make any loans or issue additional letters of credit for Morgan.

Interactive owns 55.6% of the equity of Morgan and 70.2% of the vote. For the year ended December 31, 2000, Morgan represented 61.6% of Interactive consolidated revenues and had an operating loss of $2.0 million, as compared to Interactive's consolidated operating profits of $13.3 million. At December 31, 2000, Morgan represented 9.7% of Interactive's total assets and Interactive had a net $4.0 million investment in Morgan. Morgan is actively seeking alternative financial institutions to replace its existing Credit Facility as well as additional capital resources, up to $3.0 million. Interactive is expecting to, subject to final terms to be negotiated, provide a portion of the capital to be raised. Interactive is in the preliminary stages of evaluating whether its continued ownership in Morgan fits into Interactive's long-term strategy.

Both Morgan and Interactive management believe that an alternative credit facility can be ultimately obtained, but attainment is not assured at this time. Should a facility not be obtained, Interactive's investment in Morgan of $4.0 million may become impaired.

Interactive is in the preliminary stages of evaluating whether its continued ownership in Morgan fits into Interactive's long-term strategy.

On February 22, 1999, The Morgan Group, Inc. filed a Schedule 13E4, that invited its shareholders to tender up to 100,000 shares of Class A common stock, to Morgan at prices not less than $8.50 nor greater than $10.00 per share. The tender offer expired March 19, 1999, whereby Morgan purchased 103,000 shares at $9 per share. Interactive did not tender any shares in response to this offer.

Subsequent to the spin-off by Lynch Corporation, the Board of Directors of Lynch Interactive Corporation authorized the purchase of up to 100,000 shares of common stock. Through December 31, 2000, 3,100 shares had been purchased at an average cost of $49.01 per share.

Neither Interactive nor Lynch Corporation has paid any cash dividends on its Common Stock since 1989. Interactive does not expect to pay cash dividends on its Common Stock in the foreseeable future. Interactive currently intends to retain its earnings, if any, for use in its business. Future financings may limit or prohibit the payment of dividends.

Interactive has a high degree of financial leverage. As of December 31, 2000, the ratio of total debt to equity was 6.6 to 1. Certain subsidiaries also have high debt to equity ratios. In addition, the debt at subsidiary companies contains restrictions on the amount of readily available funds that can be transferred to the respective parent of the subsidiaries.

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

The Company continues a harvesting program that was initiated when it was part of Lynch Corporation. This program is a concentrated effort to monetize certain of the Company's assets, including selling a portion or all of certain investments in Company's operating entities. These may include the Company's minority interest in network affiliated television stations and certain telephone operations where competitive local exchange carrier opportunities are not readily apparent. The Company's approximately 13.6% ownership interest in Spinnaker may also be sold in order to fund future growth initiatives. There is no assurance that all or any part of this program can be affected on acceptable terms.

Morgan periodically assesses the net realizable value of its long-lived assets and evaluates such assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Morgan continues to assess the recoverability of the goodwill associated with two recent acquisitions. The total amount under review by Morgan is $4.1 million. Morgan does not believe there is any impairment of long-lived assets, including goodwill.

MARKET RISK

The Company is exposed to market risk relating to changes in the general level of U.S. interest rates. Changes in interest rates affect the amounts of interest earned on the Company's cash equivalents and short-term investments (approximately $29.0 million at December 31, 2000 and $32.9 million at December 31, 1999). The Company generally finances the debt portion of the acquisition of long-term assets with fixed rate, long-term debt. The Company generally maintains the majority of its debt as fixed rate in nature by borrowing on a fixed long-term basis. The Company does not use derivative financial instruments for trading or speculative purposes. Management does not foresee any significant changes in the strategies used to manage interest rate risk in the near future, although the strategies may be reevaluated as market conditions dictate.

At December 31, 2000, approximately $23.9 million, or 14% of Interactive's long-term debt and notes payable bears interest at variable rates. Accordingly, the Company's earnings and cash flows are affected by changes in interest rates. Assuming the current level of borrowings for variable rate debt and assuming a one percentage point change in the 1999 and 2000 average interest rate under these borrowings, it is estimated that Interactive's 1999 and 2000, interest expense would have changed by about $0.2 million in each year. In the event of an adverse change in interest rates, management would likely take actions to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, the analysis assumes no such actions. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.


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

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item 10 is included under the caption "Executive Officers of the Registrant" in Item 1 hereof and included under the captions "Election of Directors" and "Section 16(a) Reporting" in Registrant's Proxy Statement for its Annual Meeting of Shareholders for 2001, which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item 11 is included under the captions "Compensation of Directors," "Executive Compensation," "Executive Compensation and Benefits Committee Report on Executive Compensation" and "Performance Graph" in Registrant's Proxy Statement for its Annual Meeting of Shareholders for 2001, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item 12 is included under the caption "Security Ownership of Certain Beneficial Owners and Management," in the Registrant's Proxy Statement for its Annual Meeting of Shareholders for 2001, which information is included herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is included under the caption "Executive Compensation", and "Transactions with Certain Affiliated Persons" in the Registrant's Proxy Statement for its Annual Meeting of Shareholders for 2001, which information is included herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K


(a)(1) The  following  documents are filed as part of this Form 10-K Annual
          Report: Financial Statements:

              Reports of Independent Auditors and the following Financial Statements of the Company are included herein:

              Balance Sheets - December 31, 1999 and 2000
              Statements of Operations - Years ended December 31, 1998, 1999, and 2000 Statements of Shareholders' Equity - Years ended December 31, 1998, 1999, and 2000 Statements of Cash Flows - Years ended December 31, 1998, 1999, and 2000 Notes to Financial Statements

(a)(2)        Financial Statement Schedules:
                Schedule I - Condensed Financial Information of Registrant
                Schedule II - Valuation and Qualifying Accounts

(a)(3)        Exhibits: See the Exhibit Index on pages 53-54

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, or are inapplicable, and therefore have been omitted.

See Page 2 above re Forward Looking Information.

     (b) Reports on Form 8-K: Registrant filed Forms 8-K dated January 16, 2001 and January 19, 2001, relating to the potential repurchase of a $25 million convertible note of the Registrant.

     (c) Exhibits: The following Exhibits listed in the Exhibit Index are filed with this Form 10-K

                Annual Report:

     10(m) Principal Executive Bonus Plan

     21   - Subsidiaries of Registrant

     23   -  Consents  of  Independent  Auditors
                - Ernst & Young LLP
                - Siepert & Company LLC (2)

     24   - Powers of Attorney

     99   - Report of Independent  Auditors
                - Report of Siepert & Co., L.L.P. of financial  statements of Cuba City Telephone Exchange Company for the year ended December 31, 2000 and 1999
                - Report  of  Siepert & Co., L.L.P. on the financial  statements of Belmont Telephone Company for the year ended December 31, 2000 and 1999

     (d) Financial Statement Schedules: Financial Statement Schedules are listed in response to Item 14(a)(2)

                         REPORT OF INDEPENDENT AUDITORS




Board of Directors and Shareholders
Lynch Interactive Corporation

We have audited the accompanying consolidated balance sheets of Lynch Interactive Corporation and subsidiaries ("Lynch Interactive Corporation" or the "Company") as of December 31, 1999 and 2000 and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended, and the accompanying combined statements of operations, equity, investments by and advances from Lynch Corporation and cash flows for the year ended December 31, 1998 (see Note 1). Our audits also included the financial statement schedules listed in the index at Item 14(a). These financial statements and schedules are the responsibility of the management of Lynch Interactive Corporation. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. We did not audit the 1999 and 2000 financial statements of Cuba City Telephone Exchange Company and Belmont Telephone Company, indirect wholly-owned subsidiaries of Lynch Interactive Corporation, which statements reflect total revenues of $2,070,000 and $2,076,000 for the years ended December 31, 1999 and 2000, respectively. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for Cuba City Telephone Exchange Company and Belmont Telephone Company in 1999 and 2000, is based solely on the reports of other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lynch Interactive Corporation and subsidiaries at December 31, 1999 and 2000, and the consolidated results of their operations and their cash flows for the years then ended, and the combined results of operations, equity, investments by and advances from Lynch Corporation and cash flows for the year ended December 31, 1998 (see Note 1), in conformity with accounting principles generally accepted in the United States. Also, in our opinion, based on our audits and the reports of other auditors, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

                                                      /s/ERNST & YOUNG LLP

Stamford, Connecticut
March 30, 2001

                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES
                                 BALANCE SHEETS


                                                                        December 31,
                                                                 -------------------------
                                                                  1999             2000
                                                                 -------------------------
                                                                      (In Thousands)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ...................................   $  31,354    $  26,926
  Marketable securities .......................................       1,587        2,066
  Trade accounts receivable less allowances of $415 in 1999 and
   $403 in 2000 ...............................................      16,875       15,147
  Deferred income taxes .......................................       3,404         --
  Other current assets ........................................       7,573        7,562
                                                                  ---------    ---------
TOTAL CURRENT ASSETS ..........................................      60,793       51,701

PROPERTY, PLANT AND EQUIPMENT:
  Land ........................................................       1,347        1,363
  Buildings and improvements ..................................      10,522       10,745
  Machinery and equipment .....................................     142,558      153,915
                                                                  ---------    ---------
                                                                    154,427      166,023
  Accumulated Depreciation ....................................     (58,497)     (66,766)
                                                                  ---------    ---------
                                                                     95,930       99,257

EXCESS OF COST OVER FAIR VALUE OF NET ASSETS
  ACQUIRED, NET ...............................................      62,845       58,949
INVESTMENTS IN AND ADVANCES TO AFFILIATED ENTITIES ............       9,479       13,284
INVESTMENT IN SPINNAKER INDUSTRIES, INC .......................      11,875        5,250
OTHER ASSETS ..................................................      13,047       11,969
                                                                  ---------    ---------
TOTAL ASSETS ..................................................   $ 253,969    $ 240,410
                                                                  =========    =========

See accompanying notes.


                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES
                                 BALANCE SHEETS
                                                              December 31,
                                                      --------------------------
                                                           1999         2000
                                                      --------------------------
                                                            (In Thousands)

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable to banks ............................   $   3,271    $   4,333
  Trade accounts payable ............................       4,465        2,797
  Accrued interest payable ..........................         805        2,504
  Accrued liabilities ...............................      14,738       13,260
  Accrued income taxes...............................       3,942        4,659
  Accrued claim payable..............................       3,071        3,224
  Customer advances .................................       1,974        1,540
  Current maturities of long-term debt ..............      16,445       12,582
                                                        ---------    ---------
     TOTAL CURRENT LIABILITIES ......................      48,711       44,899
                                                        ---------    ---------

LONG-TERM DEBT ......................................     149,256      150,010
DEFERRED INCOME TAXES ...............................      13,220        7,746
OTHER LIABILITIES ...................................       5,817        5,624
MINORITY INTEREST ...................................      10,054        8,732
COMMITMENT AND CONTINGENCIES (Note 13)
SHAREHOLDERS' EQUITY
    COMMON STOCK, NO PAR VALUE-10,000,000 SHARES
       AUTHORIZED: 2,824,766 SHARES ISSUED (at stated
       value), 2,821,666 SHARES OUTSTANDING .........        --           --
    ADDITIONAL PAID-IN CAPITAL ......................      21,404       21,404
    RETAINED EARNINGS (ACCUMULATED DEFICIT) .........      (1,713)         652
    ACCUMULATED OTHER COMPREHENSIVE INCOME ..........       7,240        1,495
    TREASURY STOCK, 400 and 3,100 shares, at cost ...         (20)        (152)
                                                        ---------    ---------
                                                           26,911       23,399
                                                        ---------    ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..........   $ 253,969    $ 240,410
                                                        =========    =========

See accompanying notes.


                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES
                            STATEMENTS OF OPERATIONS

                                                                          Years Ended December 31,
                                                                   1998           1999            2000
                                                                -----------------------------------------
                                                                    (In Thousands, except share data)

SALES AND REVENUES:
  Multimedia ................................................   $    54,622    $    59,011    $    66,983
  Services ..................................................       150,454        145,629        108,024
                                                                -----------    -----------    -----------
                                                                    205,076        204,640        175,007
                                                                -----------    -----------    -----------
COSTS AND EXPENSES:
  Multimedia ................................................        38,176         41,671         48,477
  Services ..................................................       138,193        134,989        100,619
  Selling and administrative ................................        12,050         15,131         12,618
                                                                -----------    -----------    -----------
OPERATING PROFIT ............................................        16,657         12,849         13,293
                                                                -----------    -----------    -----------
Other income (expense):
  Investment income .........................................         1,865          2,013          3,385
  Interest expense ..........................................       (10,383)       (11,140)       (14,003)
  Equity in earnings of affiliated companies ................           317          1,057          1,669
  Reserve for impairment of investment in PCS license holders          --          (15,406)          --
  Gain on sales of subsidiary stock and other assets ........         2,709           --            4,187
                                                                -----------    -----------    -----------
                                                                     (5,492)       (23,476)        (4,762)
                                                                -----------    -----------    -----------
INCOME (LOSS) BEFORE INCOME TAXES, MINORITY
   INTERESTS AND EXTRAORDINARY ITEM .........................        11,165        (10,627)         8,531
(Provision) benefit for income taxes ........................        (5,012)         2,285         (7,422)
Minority interests ..........................................        (1,224)          (714)         1,256
                                                                -----------    -----------    -----------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM .....................         4,929         (9,056)         2,365

LOSS FROM EARLY EXTINGUISHMENT OF DEBT, NET OF TAX BENEFIT OF
$105.........................................................          --             (160)          --
                                                                -----------    -----------    -----------

NET INCOME (LOSS) ...........................................   $     4,929    $    (9,216)   $     2,365
                                                                ===========    ===========    ===========

Basic and diluted weighted average shares outstanding .......     2,836,000      2,824,000      2,823,000
                                                                ===========    ===========    ===========

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM .....................   $      1.74    $     (3.21)   $      0.84
EXTRAORDINARY ITEM ..........................................          0.00          (0.06)          0.00
                                                                -----------    -----------    -----------

NET INCOME (LOSS) ...........................................   $      1.74    $     (3.27)   $      0.84
                                                                ===========    ===========    ===========


See accompanying notes.



                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIAIRES
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                        (In Thousands, Except Share Data)


                                                                             Accumulated             Investments
                                                                                Other                  By and
                                   Common             Additional               Compre-              Advances from
                                    Stock     Common   Paid-in    Retained     hensive   Treasury      Lynch
                                 Out-standing  Stock   Capital    Earnings     Income     Stock    Corporation      Total
                                 ---------- ---------- ---------- ----------- ---------- --------- --------------- ----------

Balance at January 1, 1998 ....        --         --         --         --          --        --      $ 32,955    $ 32,955
Investment by and advances (to)
  from Lynch Corporation ......        --         --         --         --          --        --         2,930       2,930
Net income for the period .....        --         --         --         --          --        --         4,929       4,929
Unrealized loss on available
for sale securities (net of tax
benefit of $1,086) ............        --         --         --         --          --         --       (1,500)     (1,500)
                                                                                                                   --------
  Comprehensive income ........        --         --         --         --          --         --         --         3,429
                                 ----------   --------   ---------  ---------    --------  ---------   --------    --------
Balance at December 31, 1998 ..        --         --         --         --          --         --       39,314      39,314
Investment by and advances (to)
  from Lynch Corporation ......        --         --         --         --          --         --       (1,980)     (1,980)
Net loss for the period .......        --         --         --         --          --         --       (7,503)     (7,503)
Unrealized loss on available
for sale securities (net of tax
benefit of $739) ..............        --         --         --         --          --         --       (1,020)     (1,020)
                                                                                                                   --------
  Comprehensive loss ..........        --         --         --         --          --         --         --        (8,523)
                                 ----------   --------   ---------  ---------    --------  ---------   --------    --------
Balance at August 31, 1999 ....        --         --         --         --          --         --       28,811      28,811
Distribution by Lynch Corporation 1,412,383       --     $  21,404      --      $  7,407       --      (28,811)       --
Net loss for the period .......        --         --         --     $ (1,713)       --         --         --        (1,713)
Unrealized loss on available
for sale securities (net of tax
benefit of $121) ..............        --         --         --         --          (167)      --         --          (167)
                                                                                                                   --------
  Comprehensive loss ..........        --         --         --         --          --         --         --        (1,880)
                                                                                                                   --------
Purchase of treasury stock ....        (200)      --         --         --          --          (20)      --           (20)
                                  ---------   --------   ---------   -------    --------    -------    --------    --------
Balance at December 31, 1999 ..   1,412,183          0     21,404     (1,713)      7,240        (20)         0      26,911
Two-for-one stock split .......   1,412,183       --         --         --          --          --         --          --
Net income for the period .....        --         --         --        2,365        --          --         --        2,365
Unrealized loss on available
for sale securities ...........        --         --         --         --        (4,699)       --         --       (4,699)
                                                                                                                   --------
  Comprehensive income ........        --         --         --         --          --          --         --        2,334
Adjustment relating to                                                                                             --------
acquisition cost...............        --         --         --         --          (566)       --         --         (566)
Reclassification adjustment ...        --         --         --         --          (480)       --         --         (480)
Purchase of treasury stock ....      (2,700)      --         --         --          --          (132)      --         (132)
                                  ---------   --------   --------   --------    --------    --------    --------    -------
Balance at December 31, 2000      2,821,666   $      0   $ 21,404   $    652    $  1,495    $   (152)   $     0    $23,399
                                  =========   ========   ========   ========    ========    ========    ========    =======



                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS

                                                                                   Years Ended December 31,
                                                                           -----------------------------------
                                                                               1998         1999       2000
                                                                           -----------------------------------
                                                                                       (In Thousands)

OPERATING ACTIVITIES
Net income (loss) ........................................................   $  4,929    $ (9,216)   $  2,365
Depreciation and amortization ............................................     14,243      15,346      16,864
Unrealized (gain) loss on trading securities .............................         18        (620)       (479)
Minority interests .......................................................      1,224         714      (1,256)
Earnings of affiliates ...................................................       (317)     (1,057)     (1,669)
Reserve for impairment in PCS license holders ............................       --        15,406        --
Gain on redemption of East/West preferred stock ..........................       --          --        (4,125)
Gain on sale of securities ...............................................       --          --          (909)
Deferred income taxes ....................................................     (1,707)     (5,646)        945
Changes in operating assets and liabilities, net of effects of acquisitions:
    Trade accounts receivables ...........................................         54       2,448       1,728
    Trade accounts payable and accrued liabilities .......................      3,173       1,812        (577)
    Other ................................................................        752        (506)         11
Other ....................................................................     (2,654)       --        (1,034)
                                                                              --------    -------     -------
NET CASH PROVIDED BY OPERATING ACTIVITIES ................................     19,715      18,681      11,864
                                                                              --------    -------     -------
INVESTING ACTIVITIES
Acquisitions (total cost less debt assumed and cash equivalents acquired):
   Central Scott Telephone Company .......................................       --       (23,985)       --
Investment in Personal Communications Services ...........................       --
   Partnerships, net .....................................................      3,692        --        (7,988)
Proceeds from redemption of East/West preferred stock ....................       --          --         8,712
Capital expenditures .....................................................    (11,642)    (12,553)    (17,314)
Proceeds from sales of securities ........................................       --          --         1,563
Other ....................................................................        272      (1,370)        898
                                                                              --------    -------     -------
NET CASH USED IN INVESTING ACTIVITIES ....................................     (7,678)    (37,908)    (14,129)
                                                                              --------    -------     -------
FINANCING ACTIVITIES
Issuance of long-term debt ...............................................        964      51,712      13,489
Payments to reduce long-term debt ........................................     (7,501)    (13,674)    (16,698)
Net borrowings (payments), lines of credit ...............................     (9,812)      2,718       1,062
Purchase of treasury stock ...............................................       --           (20)       (132)
Advances from (to) Lynch Corporation .....................................      2,930     (15,987)       --
Other ....................................................................      1,345      (1,189)        116
                                                                              --------    -------     -------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                           (12,074)     23,560      (2,163)
                                                                              --------    -------    --------
Net increase (decrease) in cash and cash equivalents .....................        (37)      4,333      (4,428)
Cash and cash equivalents at beginning of year ...........................     27,058      27,021      31,354
                                                                              --------    -------     -------
Cash and cash equivalents at end of year .................................   $ 27,021    $ 31,354    $ 26,926
                                                                             =========   ========    ========

See accompanying notes.

                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES
                          Notes to Financial Statements
                                December 31, 2000

1.       Accounting and Reporting Policies

Organization

On August 12, 1999, the Board of Directors of Lynch Corporation approved in principle the spin-off to its shareholders of its multimedia and services businesses as an independent publicly-traded company (the "Spin-Off"). The multimedia and services businesses and the independently publicly-traded company to which the assets and liabilities were contributed are hereinafter referred to as Lynch Interactive Corporation (the "Company," or "Interactive"). Prior to and contemporaneous with the Spin-Off, certain legal and regulatory actions were taken to perfect the existence of the above mentioned affiliated multimedia and service companies as subsidiaries of Interactive. The Spin-Off occurred on September 1, 1999. At the Spin-Off, Lynch distributed 100 percent of the outstanding shares of common stock of its wholly-owned subsidiary, Interactive, to holders of record of Lynch's common stock as of the close of business on August 23, 1999. As part of the Spin-Off, Interactive received one million shares of common stock of Spinnaker Industries, Inc. representing an approximately 13.6% equity ownership interest (and an approximate 2.5% voting interest) and Interactive also assumed certain short-term and long-term debt obligations of Lynch Corporation. Net assets contributed by Lynch Corporation, were estimated to be approximately $23 million at the date of the spin-off. Such amount was subsequently decreased in the fourth quarter of 1999 by $1.6 million to reflect a revision in the allocation of certain liabilities. Prior to the Spin-Off, Interactive succeeded to the credit facilities established by Lynch Corporation.

In April 1999, Lynch Corporation received an Internal Revenue Service private letter ruling that the distribution to its shareholders of the stock of Interactive qualifies as tax-free for Lynch and its shareholders. In connection with obtaining the rulings from the Internal Revenue Service ("IRS") as to the tax-free nature of the Spin off, Lynch Corporation made certain representations to the IRS, which include, among other things, certain representations as to how Lynch Corporation and Interactive intend to conduct their businesses in the future.

Basis of Presentation

As of December 31, 1999 and 2000, the year ended December 31, 2000, and for the period from September 1, 1999 to December 31, 1999, the accompanying financial statements represent the consolidated accounts of Interactive. Prior to September 1, 1999, the financial statements have been prepared using the historical basis of assets and liabilities and historical results of operations of the multimedia and services businesses and other assets and liabilities, which were contributed to Interactive, on a combined basis. Accordingly, the results for the year ended December 31, 1999, represent a combination of consolidated and combined financial information for the respective periods. As the historical financial information prior to September 1, 1999 herein reflects periods during which the Company did not operate as an independent public company and, accordingly, certain assumptions were made in preparing such financial information. Such information, therefore, may not necessarily reflect the results of operations, financial condition or cash flows of the Company in the future or what they would have been had the Company been an independent public company during the reporting periods.

The Company consolidates the operating results of its telephone and cable television subsidiaries (60-100% owned at December 31, 1999 and 2000) and The Morgan Group, Inc. ("Morgan"), in which, at December 31, 2000, the Company owned 70.2% of the voting power and 55.6% of common equity. All material intercompany transactions and balances have been eliminated. Investments in affiliates in which the Company does not have a majority voting control are accounted for in accordance with the equity method. The Company accounts for following affiliated companies on the equity basis of accounting:

Coronet Communications Company (20% owned at December 31, 2000), Capital Communications Company, Inc. (49% owned at December 31, 2000), Fortunet Communications, L.L.P. (49.9% owned at December 31, 2000), and the cellular operations in New Mexico (17% to 21% owned at December 31, 2000).

The shares of Spinnaker Industries, Inc., in which the company owns 2.5% of the voting power and 13.6% of the common equity, are accounted for in accordance with Statements of Financial Accounting Standards (SFAS) No. 115 "Investment in Debt and Equity Securities."

Lynch Corporation had historically provided substantial support services such as finance, cash management, legal and human resources to its various business units. Lynch Corporation allocated the cost for these services among the business units supported based principally on informal estimates of time spent by the corporate office on both Interactive and Lynch Corporation matters. In the opinion of management, the method of allocating these costs is reasonable; however, the costs of these services allocated to the Company are not necessarily indicative of the costs that would have been incurred by Interactive on a stand-alone basis.

At the Spin-Off, the employees of the corporate office of Lynch Corporation became employees of Interactive and Interactive began providing corporate management services to Lynch Corporation, which is charged a management fee for these services. This allocation was $178,000 for the period from September 1, 1999 to December 31, 1999. In January 2000, some of such employees ceased to provide services to Lynch Corporation and for the year ended December 31, 2000 was $265,000.

Interactive and Lynch Corporation have entered into certain agreements governing various ongoing relationships, including the provision of support services and a tax sharing agreement. The tax sharing agreement provides for the allocation of tax attributes to each company as if it had actually filed with the respective tax authority.

Use of Estimates/Reclassifications

The  preparation  of  consolidated   financial  statements  in  conformity  with
generally accepted accounting principles in the United States requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain amounts in the accompanying consolidated financial statement have been reclassified to conform with current year presentation.

Cash Equivalents

Cash equivalents consist of highly liquid investment with a maturity of less than three months when purchased.

At December 31, 1999 and 2000, assets of $21.3 and $18.7 million, which are classified as cash and cash equivalents, are invested in United States Treasury money market funds for which affiliates of the Company serve as investment managers to the respective funds.

Marketable Securities

Marketable securities consist principally of common stocks. At December 31, 1998, 1999 and 2000, respectively, certain marketable securities and United States Treasury money market funds, classified as cash equivalents, were classified as trading. Interactive's investment in Spinnaker Industries, Inc. and certain other equity securities included in other assets with carrying values of $16.8 million and $7.3 million at December 31, 1999 and 2000, respectively, were classified as available-for-sale. Trading and available-for-sale securities are stated at fair value with unrealized gains or losses on trading securities included in earnings and unrealized gains or losses on available-for-sale securities included in equity and as a component of comprehensive income (loss). Unrealized gains on available-for-sale securities were $14.7 million, $12.4 million and $2.6 million for the years ended December 31, 1998, 1999 and 2000, respectively. The changes in unrealized gains in each of the periods presented, net of tax, have been included in the Consolidated Statements of Shareholder's Equity, Investment by and Advances from Lynch Corporation prior to September 1, 1999 and "Accumulated other comprehensive income" thereafter.

The cost of marketable securities sold is determined on the specific identification method. Realized gains were $382,000, $37,000 and $909,000, and there were no realized losses included in investment income for the years ended December 31, 1998, 1999 and 2000, respectively.

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

Excess of Cost Over Fair Value of Net Assets of Companies Acquired, Net

Excess of cost over fair value of net assets of companies acquired (goodwill) is being amortized on a straight-line basis over periods ranging from twenty to forty years. The Company periodically reviews goodwill to assess recoverability, and impairments would be recognized in operating results if a permanent diminution in value were to occur. The Company measures the potential impairment of recorded goodwill by the undiscounted value of expected future cash flows in relation to its net capital investment in the subsidiary. Based on its review, the Company does not believe that an impairment of its goodwill has occurred. Excess of cost over fair value of net assets of companies acquired of $62.8 million and $58.9 million are net of accumulated amortization of $14.2 million and $17.3 at December 31, 1999 and 2000, respectively.

Equity, Investment By and Advances From Lynch Corporation

Equity represents the net investment in and advances to Interactive by Lynch through the date of the spin-off. It includes common stock, additional paid in capital, net earnings and net intercompany balances with Lynch Corporation, which were contributed at the time of the Spin-Off.

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

Services

Service revenues and related costs of transportation are recognized when transportation of product is completed. Other operating expenses are recognized when incurred.

Earnings Per Share

Basic earnings per common share amounts are based on the average number of common shares outstanding during each period, excluding the dilutive effects of options, warrants, and convertible securities. Diluted earnings per share reflect the effect, where dilutive of option, warrants and convertible securities, using the treasury stock and if converted methods as applicable.

Comprehensive Income

The Company follows the provisions of SFAS No. 130, Reporting Comprehensive Income that requires unrealized gains or losses on the Registrant's available-for-sale securities, which prior to adoption were reported separately in shareholders' equity to be included in other comprehensive income (loss).

Segment Information

The Company follows the provisions of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 requires disclosure of selected financial and descriptive information for each operating segment based on management's internal organizational decision-making structure. Additional information is required on a company-wide basis for revenues by product or service, revenues and identifiable assets by geographic location and information about significant customers. The adoption of SFAS No. 131 did not affect results of operations or financial position, but did affect the disclosure of segment information.

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

Stock Based Compensation

The Company applies the provision of SFAS No. 123, Accounting for Stock Based Compensation. SFAS No. 123 establishes a fair value method of accounting and reporting standards for stock based compensation plans. However, as permitted by SFAS No. 123, the Company elected to continue to apply the provision of Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees and related interpretations. Under APB No. 25, if the exercise price of the Company's employee stock options was not less than the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company is required to disclose the pro forma net income (loss) and net income (loss) per share as if the fair value method defined in SFAS No. 123 had been applied to all grants (see Note 9).

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

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standard Board issued SFAS No. 133 as amended by SFAS Nos. 137 and 138, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 is required to be adopted in years beginning after June 15, 2000. SFAS No. 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in fair value are either offset against the changes in fair value of assets and liabilities through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Management does not anticipate the adoption of SFAS No. 133 will have a significant effect on Interactive's earnings or financial position.

2.            Acquisitions and Dispositions

Acquisitions

On July 16, 1999, Lynch Telephone Corporation IX, a subsidiary of Interactive, acquired by merger, all of the stock of Central Scott Telephone Company for approximately $28.1 million in cash. As a result of this transaction, the Company recorded approximately $17.9 million in goodwill, which is being amortized over 25 years. The Company had agreed to pay a fee to an affiliate of the Chairman of Interactive for performance of services in connection with the acquisition. (During 2000, in settlement of the fee, the Company transferred to that firm, its stock ownership in Lynch Capital Corporation. Lynch Capital Corporation is a broker dealer that recorded revenues of $6,000 and a net loss of $16,000 in 2000. The Company recorded a $61,000 pre-tax gain from this transfer.)

The above acquisition was accounted for as purchase, and accordingly, the assets acquired and liabilities assumed were recorded at their estimated fair market values on the date of acquisition. The operating results of the acquired company are included in the Statements of Operations from its acquisition date.

Disposition

As of December 9, 1998, WNM Communications, Inc., a Lynch Telephone Corporation subsidiary, sold the assets of its direct broadcast satellite business serving portions of New Mexico for approximately $3.1 million (the "DBS Disposition"). As a result of the transaction, a pre-tax gain on the sale of the assets of approximately $2.7 million was recognized and classified as gain on sale of subsidiary stock and other operating assets in the Consolidated Statements of Operations.

The following unaudited consolidated pro forma information shows the results of the Company's operations presented as if the Central Scott Acquisition was made at the beginning of 1998 and DBS Disposition was made at the beginning of 1998. The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the transaction been made at that date nor is it necessarily indicative of future results of operations.

                                                Years Ended December 31,
                                             ----------  ----------  ----------
                                                1998         1999        2000
                                             ----------  ----------  ----------
Sales .....................................   $ 208,676   $ 207,482    $ 175,007
Net income (loss) before extraordinary item   $   2,439   $ (10,147)   $   2,365
Basic and diluted earnings per share ......   $    0.86   $   (3.60)   $    0.84

3.       Wireless Communications Services

Interactive, through limited partnerships, participated in the auctions conducted by the Federal Communications Commission ("FCC") for 30 megahertz and 10 megahertz of broadband spectrum to be used for personal communications services, the "C-Block" and "F-Block" auctions, respectively. These two auctions, which were part of six auctions conducted by the FCC for a total 90-megahertz of spectrum, were specially designated by the FCC to encourage small businesses to participate in the wireless telecommunications industry, so-called "entrepreneurial blocks." To effectuate this, the FCC provided certain qualifying bidders a 25% bidding credit to be used during the auction as well as long-term financing for a substantial portion of the cost of the licenses acquired. The licenses represent the right to provide wireless communications services to territorial areas of the United States. The licensee must construct personal communication service networks that provide adequate service to at lease one-quarter of the population in the related personal communications service market, or make a showing of substantial service in a licensed area within five years of the license grant date. Failure to comply may result in the forfeiture of the license. Interactive held a 49.9% limited partnership interest in each of these partnerships and had committed to funding the government interest and certain other expenses up to a specified amount as discussed below.

In the C-Block auction, which ended in May 1996, a subsidiary was a limited partner in Fortunet Communications, L.P. ("Fortunet"), which acquired 31 licenses at a net cost, after the bidding credit, of $216 million. These licenses were awarded in September 1996. The FCC provided 90% of the financing of the cost of these licenses. A subsidiary had agreements to provide a total of $41.8 million of funding to such partnership, of which $21.6 million was funded through December 31, 1998. For accounting purposes, all cost and expenses, including interest expense, associated with the licenses were being capitalized until service is provided. The Company ceased capitalizing interest in this investment on January 1, 1999. Events during and subsequent to the auction, as well as other externally driven technological and market forces, made financing the development of C-Block licenses through the capital markets much more difficult than previously anticipated. Fortunet, as well as many of the license holders from this auction, petitioned the FCC for certain forms of financial and ownership structure relief. The response from the FCC, which was announced in September 1997, afforded license holders a choice of four options, one of which was the resumption of current debt payments, which had been suspended in 1997. The ramifications of choosing the other three courses of action could have resulted in Lynch Interactive ultimately forfeiting either 30%, 50%, or 100% of its investment in these licenses. During 1997, Lynch Interactive provided a reserve on its investment in Fortunet of $7.0 million, representing 30% of its investment, Lynch's management's estimate of its impairment at the time. On June 8, 1998, Fortunet elected to apply its eligible credits relating to its original deposit to the purchase of three licenses for 15 MHZ of PCS spectrum in Tallahassee, Panama City and Ocala, Florida. Fortunet returned all the remaining licenses and forfeited 30% of its original deposit in full satisfaction of the government debt. Accordingly, Fortunet is currently the licensee for 15 MHZ of spectrum in the three Florida markets covering a population ("POP") of approximately 785,000 (based on 1999 census data) at a net cost at auction of $20.09 per POP. On April 15, 1999, the Federal Communications Commission completed a reauction of all the "C-Block" licenses that were returned to it subsequent to the original auction, including the 15MHz licenses that Fortunet returned on June 8, 1998, in the basic trading areas of Tallahassee, Panama City, and Ocala, Florida. In that reauction, the successful bidders paid a total of $2.7 million for the three licenses as compared to the $18.8 million carrying amount of Interactive's investment in Fortunet at December 31, 1998. Accordingly, in the quarter ended March 31, 1999, Interactive recorded a reserve of $15.4 million to write down its investment in Fortunet to reflect the amount bid for similar licenses in the reauction, plus an additional $0.7 million of capitalized expenses and interest, with a carrying value of $3.4 million at December 31, 1999. In February 2001, Fortunet converted from a partnership to a corporation with Interactive receiving 49.9% of the common stock. It also changed its name to Sunshine PCS Corporation. On February 22, 2001, Lynch Interactive spun-off its common stock of Sunshine to its shareholders. Prior to the conversion, Interactive contributed a portion of the debt owned to it as a contribution to capital and restructured the terms of the debt. The face value of the restructured debt is $16.1 million and the carrying value is $3.4 million at December 31, 2000. In addition, in exchange for a cash infusion of $250,000, Lynch Interactive acquired (1) shares of preferred stock in Sunshine with a liquidation preference of $10.0 million and (2) warrants to purchase 4,300,000 shares of Sunshine Class A common stock at $0.75 per share. At the time, Interactive's obligation to make further loans was terminated.

During 1998, Rivgam Communicators, LLC ("Rivgam"), a subsidiary of GFI, transferred to Lynch PCS Corporation G ("Lynch PCS G") a subsidiary of Interactive, its 10 MHZ PCS license covering the Rand-McNally basic trading area of Las Cruces, New Mexico. This transfer was in full settlement of an agreement between Lynch PCS G and Rivgam. This agreement provided that Lynch PCS G would be compensated for certain bidding and administrative services it provided to Rivgam in the PCS D and E Block Auctions by receiving a 10% net profit interest (after capital charges) in any PCS licenses acquired by Rivgam. The transfer was accounted for as a non-monetary transaction and resulted in Lynch Interactive recognizing management service income of $1.0 million in 1998 based upon the estimated fair value of the license. Lynch PCS G has similar arrangements with two separate entities in which GFI has minority interests in which Lynch PCS G is entitled to receive a 5% net profit interest (after capital charges) in licenses acquired in the WCS and LMDS Auctions.

During 2000, Interactive invested in four limited liability companies, which participated in four separate auctions. In the paging auction, Betapage
Communications, L.L.C. acquired 24 licenses at a net cost of $77,000; Interactive owns 49.9% of Betapage's equity. In the 39 MHz auction, PTPMS Communications, L.L.C. acquired 22 licenses for a net cost of $1.5 million; Interactive has loans to PTPMS of $1.4 million and owns 49.9% of PTPMS equity. In the Guard Band auction, PTPMS II Communications, L.L.C. acquired three licenses at a net cost of $6.3 million; Interactive has loans to PTPMS II of $6.1 million, $5.0 million of which was funded subsequent to December 31, 2000, and owns 49.9% of PTPMS II equity. In the C&F Block PCS Reauction, which ended on January 26, 2001, Theta Communications, LLC acquired one license at a net cost of $4.0 million. The license has not yet been awarded, Lynch Interactive owns 10% of Theta and has committed to fund a portion of the remaining license cost. An affiliate of Interactive also has invested in Theta.

On February 25, 2000, Omnipoint Incorporated acquired, through a merger, all of the outstanding shares of East/West Communications, Inc. At the time of the merger, the Registrant held a redeemable preferred stock of East/West Communications, Inc. with a liquidation value of $8.7 million, including payment in kind of dividends to date. In accordance with its terms, the preferred stock was redeemed at its liquidation value and as a result, Interactive recorded a pre-tax gain of $4.1 million in the first quarter of 2000.

4.       Investments in Affiliated Companies

Lynch Entertainment, L.L.C. ("LENCO"), a wholly owned subsidiary of the Company, has a 20% investment in Coronet Communications Company ("Coronet"), which operates television station WHBF-TV, a CBS affiliate in Rock Island, Illinois. Lynch Entertainment Corporation II ("LENCO II"), a wholly owned subsidiary of the Company, has a 49% investment in Capital Communications Company, Inc. ("Capital"), which operates television station WOI-TV, an ABC affiliate in Des Moines, Iowa.

At December 31, 1999 and 2000, LENCO's investment in Coronet was carried at a negative $1,037,000 and a negative $867,000, respectively, due to LENCO's guarantee of $3.8 million of Coronet's third party debt. Long-term debt of Coronet, at December 31, 2000, totaled $10.7 million due to a third party lender which is due quarterly through December 31, 2005.

At December 31, 1999 and 2000, LENCO II's investment in Capital is carried at zero as its share of net losses recognized to date have exceeded its net investment. LENCO II also owns $10,000 of Preferred Stock B of Capital, which is convertible at any time into the Common Stock of Capital in a sufficient amount to bring LENCO II's ownership to 50%.

Subsidiaries of Lynch Telephone Corporation own minority positions in three partnerships providing cellular service to three Rural Service Areas ("RSAs") in New Mexico. Adjusting for the minority positions in non-wholly owned and wholly-owned subsidiaries, Lynch Telephone Corporation's net equity interest in the three RSA's is as follows: RSA #1 - 20.8%, RSA #3 - 21.1%, and RSA #5 - 17.0%. Lynch Telephone Corporation's net investment in these partnerships is $1.5 million at December 31, 1999 and $1.8 million at December 31, 2000.

Summarized financial information for companies accounted for by the equity method is as follows:

                                                          Consolidated Information
                                                    1998(a)     1999(a)      2000
                                                    -------    --------    --------
                                                              (In Thousands)
Current assets .................................   $  7,868    $  9,176   $ 10,830
Property, plant & equipment, intangibles & other     26,007      26,072     41,899
Total Assets ...................................     33,875      35,248     52,729
Current liabilities ............................      7,838       7,904      6,637
Long term liabilities ..........................     26,719      24,507     36,628
Minority interest ..............................        (74)      1,211      1,819
Equity .........................................       (608)      1,626      7,645
Total liabilities & equity .....................     33,875      35,248     52,729
Revenues .......................................     27,078      27,344     37,281
Gross profit ...................................     10,863      10,429     11,222
Net income .....................................      4,744       4,399      4,569

(a) Prior years have been restated to conform with current year presentation.

5.       Notes Payable and Long-term Debt

Long-term  debt   represents   borrowings  by  specific   entities,   which  are
subsidiaries of Interactive.

                                                                                            December 31,
                                                                                       1999             2000
                                                                                 -----------------------------------
                                                                                          (In Thousands)
Long-term debt consists of (all interest rates are at December 31, 2000):
Rural Electrification  Administration (REA) and Rural Telephone Bank (RTB) notes payable in equal  quarterly  installments  through 2027 at fixed  interest rates ranging from 2% to 7.5% (4.8% weighted average), secured by
assets of the telephone companies of $121.0 million                                   $48,892          $52,188

Bank credit  facilities  utilized by certain  telephone  and  telephone  holding companies through 2009, $35.2 million at fixed interest rates averaging
7.9% and $19.6 million at variable interest rates averaging 9.5%                       60,740           54,799

Unsecured notes issued in connection with acquisitions through 2006, all at
fixed interest rates averaging 10%                                                     27,654           27,259

Convertible subordinated note due in December, 2004 at fixed interest rate
of 6%                                                                                  25,000           25,000

Other                                                                                   3,415            3,346
                                                                            -----------------------------------
                                                                                      165,701          162,592
Current maturities                                                                   (16,445)         (12,582)
                                                                            -----------------------------------
                                                                                     $149,256          150,010
                                                                            ===================================

REA debt of $10.8 million bearing interest at 2% has been reduced by a purchase price allocation of $2.1 million reflecting an imputed interest rate of 5%. Unsecured notes issued in connection with the telephone company acquisitions are predominantly held by members of management of the telephone operating companies.

The parent company of Interactive maintains a $10.0 million short-term line of credit facility, which expires in August 2001. There were no borrowings under this line at December 31, 2000.

At December 31, 2000, Morgan had a $7.7 million revolving credit facility ("Credit Facility") with a $6.7 million letter of credit sub-limit. The Credit Facility bears interest at Morgan's option, on ether the applicable Eurodollar Rate Margin or the applicable Base Rate Margin, all of which are adjusted over the term of the Credit Facility. Total borrowings and outstanding letter of credit are limited to qualified trade accounts receivable, qualified in-transit amounts, contractor loans, and qualified investments. The Credit Facility contains financial covenants, the most restrictive of which are a cash flow coverage ratio, interest expense coverage ratio, and minimum net income. At December 31, 2000, Morgan has no outstanding debt under its Credit Facility, and $6.6 million of letters of credit were outstanding under the Credit Facility. Letters of credit are required for self-insurance retention reserves and other corporate needs.

The Credit Facility matured on January 28, 2001, at which time Morgan had no outstanding debt and $6.6 million outstanding letter of credit. Morgan was in default of the financial covenants, resulting in the bank failing to renew the Credit Facility. As a result of the Credit Facility not being renewed, Morgan has a payment default and the financial institution has the right to demand cash to meet outstanding obligations under the letter of credit. The bank has discretion as to whether to make any loans or issue additional letters of credit for Morgan.

Additionally, at December 31, 2000, long-term debt of $5.7 million at one of the Company's subsidiaries was in violation of certain covenants. Management expects that this debt will be renegotiated.

In general, the long-term debt facilities are secured by substantially all of the Company's property, plant and equipment, receivables and common stock of certain subsidiaries and contain certain covenants restricting distributions to Lynch Interactive. At December 31, 1999 and 2000, substantially all the subsidiaries' net assets are restricted.

On December 12, 1999, Interactive completed the private placement of a $25 million 6% five-year unsecured, convertible subordinated note, convertible into Interactive common stock at $42.50 per share, (adjusted for subsequent 2 for 1 stock split). At that time, to assist the Company with the private placement to Cascade Investment LLC ("Cascade"), the Chairman and CEO of the Company, agreed to give the acquirer of the note, a one-time option to sell the note to him at 105% of the principal amount thereof. The exercise price was from November 15, 2000 to December 1, 2000. Under generally accepted accounting principles relating to significant shareholders, during 2000, Interactive recorded $1.25 million in interest expense to recognize the 5% premium incorporated in the option to sell. This option to sell is secured by a bank letter of credit, which is secured by the Chairman's escrow of securities. The Company agreed to reimburse the Chairman for the cost of the letter of credit (approximately $160,000) plus his counsel fees in connection with the option to sell agreement and obtaining the letter of credit.

In January, 2001, the above option to sell agreement was amended. As amended, Cascade had the right to sell up to $15 million of the note back to the Chairman at any time prior to January 31, 2001 and the right to sell the remaining $10 million of the notes between November 15 and December 1, 2002. The option to sell is at 105% of principal amount sold plus accrued and unpaid interest. As a condition to modifying and extending the option to sell, the Company entered into an agreement with its Chairman whereby it will pay for and acquire, on the same terms and conditions, any portion of the note sold by Cascade under this option. During January 2001, Cascade exercised this option with regard to the $15 million of the notes and on February 14, 2001, the Company paid $15.9 million to Cascade, including 5% premium plus accrued and unpaid interest in exchange for $15.0 million of the note held by Cascade.

The option to sell the remaining $10 million is secured by a collateralized letter of credit in which the collateral is provided by an affiliate of the Chairman. The company has agreed to pay all legal fees, letter of credit fees and a 10% per annum collateral fee on the amount of collateral provided, $10.5 million. The Company can replace the collateral at any time and the fees would be eliminated thereafter.

On January 31, 2001, a subsidiary of the Company borrowed $27.0 million, on a long-term basis, secured by the stock of Western New Mexico Telephone Company. $15.9 million of the proceeds were used to acquire the Convertible Note of the Company owned by Cascade. Accordingly, the $15.0 million Cascade Note that was repurchased on February 14, 2001, is classified as long-term. The stock of Western New Mexico Telephone Company had previously been used to secure the acquisition facility, the balance of which was $7.9 million prior to repayment in December 2000.

Cash payments for interest were $10.1 million, $10.8 million and $15.4 million for the years ended December 31, 1998, 1999 and 2000, respectively.

Aggregate principal maturities of long-term debt at December 31, 2000 for each of the next five years are as follows: 2001--$12.6 million, 2002--$11.5 million, 2003--$15.0 million, 2004--$33.6 million and 2005--$7.8 million.

6.       Default on Morgan Line of Credit

As noted above, at December 31, 2000, The Morgan Group, Inc. was in default under its Credit Facility. At that time, Morgan had no borrowings under this agreement but the Lender had issued $6.6 million of lines of credit securing certain insurance claims. As of the date of these financial statements, the default has not yet been cured.

Interactive owns all of the Class B common stock of The Morgan Group, Inc. and 161,100 shares of Morgan's Class A common stock, which in the aggregate represents 70.2% of the consolidated voting power of the combined classes of Morgan's common stock and 55.6% of the economic equity ownership. The Class B Morgan common stock is entitled to two votes per common share.

For the year ended December 31, 2000, Morgan represented 61.6% of Lynch Interactive consolidated revenues and had an operating loss of $2.0 million, as compared to Interactive's consolidated operating profits of $13.3 million. At December 31, 2000, Morgan represented 9.7% of Interactive's total assets and Interactive had a net $4.0 million investment in Morgan. Morgan is actively seeking alternative financial institutions to replace its existing Credit Facility as well as additional capital resources, up to $3.0 million. Interactive is expecting to, subject to final terms to be negotiated, provide a portion of the capital to be raised.

Both Morgan and Interactive management believe that an alternative credit facility can be ultimately obtained, but attainment is not assured at this time. Should a facility not be obtained, Interactive's investment in Morgan of $4.0 million may become impaired.

7.       Related Party Transaction

Interactive was added to a lease in 1999 for its corporate headquarters for an annual payment of $90,000 with an affiliate of its Chairman and Chief Executive Officer.

8.       Shareholders Equity

Subsequent to the spin-off by Lynch, the Board of Directors of Lynch Interactive authorized the purchase of up to 100,000 share of its common stock. Through December 31, 2000, 3,100 shares have been purchased at an average cost of $49.01 per share. All shares and per share amounts have been adjusted to reflect the split.

A two-for-one stock split was affected through a distribution to its shareholders of one share of Registrant's Common Stock for each share of Common Stock owned. The record date was August 28, 2000 with a distribution date of September 11, 2000.

9.       Stock Option Plans

At the Interactive Annual Meeting on May 11, 2000, the shareholders approved a stock option plan, which provides for the granting of incentive or non-qualifying stock options to purchase up to 83,000 shares of common stock to all employees and consultants of Interactive. No incentive stock options may have an exercise price less than 100% of the fair market value at the time of the grant. The exercise price of the non-qualifying stock options will be determined at the time of the grant. Although the exercise period is determined when the options are granted, no option shall be exercised later than ten years after its granted. Subject to limit exceptions, options are forfeited upon termination of employment or services. No options have been granted to date.

On February 29, 1996, Lynch Corporation adopted a Stock Appreciation Rights program for certain employees. Through September 1, 1999, 43,000 of Stock Appreciation Rights ("SAR") had been granted at prices ranging from $63 to $85 per share. Upon the exercise of a SAR, the holder is entitled to receive an amount equal to the amount by which the market value of the Lynch Corporation common stock on the exercise date exceeds the grant price of the SAR. Effective September 30, 1998, Lynch Corporation amended the SAR program so that the SARs became exercisable only if the market price for the Lynch Corporation's shares exceed 200% of the SAR exercise price within five years from the original grant date. This amendment eliminated the recording of the profit and loss effect of the SARs for changes in the market price in the Company's common stock until it becomes probable that the SARs will become exercisable. At the spin-off, these SARs were allocated to Lynch and Interactive. Lynch Corporation and Interactive offered to the SAR holders an option of turning in their SARs in exchange for a payment based upon the combined market prices of Lynch Corporation and Lynch Interactive Corporation and, in the case of SARs issued prior to December 5, 1997, East/West Communications, Inc. East/West Communications was spun off from Lynch Corporation on December 5, 1997 on a share for share basis. All SAR holders accepted this proposal thereby terminating the plan and the total payments of $3.8 million were allocated to Lynch ($0.8 million) and Interactive (3.0 million) on the basis of the relative market value of December 31, 1999. The net income (expense) relating to this program that was either allocated to Interactive prior to the time of the amendment or recorded by Interactive was $2.9 million in 1999 and $0.1 million in income in 1998.

Morgan has an incentive stock option plan, which provides for the granting of incentive or non-qualified stock options to purchase up to 200,000 shares of Class A Common Stock to officers, including members of Morgan's Board of Directors, and other key employees. No options may be granted under this plan at less than the fair market value of the Common stock at the date of the grant, except for certain non-employee directors. Although the exercise period is determined when options are actually granted, an option shall not be exercised later than 10 years and one day after it is granted. Stock options granted will terminate if the grantee's employment terminates prior to exercise for reasons other than retirement, death, or disability. Stock options vest over a four-year period pursuant to the terms of the plan, except for stock options granted to a non-employee director, which are immediately vested. The pro forma effect of accounting for Morgan' stock options under the fair value method would have reduced net income, or increased the net loss, by less than $0.1 million for each period presented. For the purposes of these computations, the fair value of the stock options at the date of the grant was estimated using a Black-Scholes option pricing model with the following weighted average assumptions for all periods presented: risk-free interest rate - 6.5% for 2000, 5% for 1999 and 6% for 1998, dividend yield - .1%, volatility factor of Morgan's Class A common stock - .596 in 2000, expected life of stock option - 10 years.

Employees and non-employee directors of Morgan have been granted non-qualified stock options to purchase 96,375 and 32,000 shares, respectively, of Morgan's Class A common stock, net of cancellations and shares exercised. There are 63,250 options reserved for future issuances.

In January 2000, the President and Chief Executive Officer of Morgan entered into a special stock option plan and agreement with the Company which provides for the granting of options to purchase 120,000 share of Class A Common Stock in three separate installments. The first installment is for 40,000 shares at an exercise price of $5.625, exercisable six months from the date of the agreement. The second installment is for 40,000 shares at an exercise price of $7.625, exercisable 18 months after the date of the agreement. The third installment is for 40,000 shares at an exercise price of $9.625, exercisable 30 months after the date of the agreement. The options granted under this stock option plan and agreement are not granted pursuant to the Incentive Stock Option Plan described above; but they are subject to the same general terms and conditions of the Incentive Stock Option Plan.

A summary of Morgan's stock option activity, other than options issued Morgan's President and CEO, and related information follows:

                                                                Years Ended December 31,
                                        ------------------------- ------------------------- --------------------------
                                                 1998                      1999                      2000
                                       ------------ ------------ ------------ ------------ ------------- ------------
                                                     Weighted                  Weighted                   Weighted
                                                      Average                   Average                    Average
                                         Options     Exercise      Options     Exercise      Options      Exercise
                                          (000)        Price        (000)        Price        (000)         Price
                                       ------------ ------------ ------------ ------------ ------------- ------------
Outstanding at beginning of year               167        $8.32          170        $8.28           181        $8.23
    Granted                                     23         8.11           11         7.52            --           --
    Exercised                                  (7)         8.25           --           --
    Canceled                                  (13)         8.59           --           --          (53)         7.79
                                       ------------ ------------ ------------ ------------ ------------- ------------
Outstanding at end of year                     170        $8.28          181        $8.23           128         8.42

Exercisable at end of year                     124        $8.42          149        $8.31           124         8.41

Exercise prices for options outstanding as of December 31, 2000, ranged from $6.80 to $10.19. The weighted-average remaining contractual life of those options is 4.6 years. The weighted-average fair value of options granted during each year was immaterial.

10.      Income Taxes

Lynch Corporation filed consolidated federal and state income tax returns, which include all eligible subsidiaries, including Interactive through the date of the spin-off. The provisions (benefits) for income taxes in the statements of operations for all periods presented prior to the spin-off have been computed assuming Interactive was filed on a separate company basis. All income tax payments during the period were made by Interactive through Lynch. Effective September 1, 1999, the results of Interactive were no longer included in the consolidated federal and state income tax returns of Lynch Corporation. At that date, Interactive began filing separate returns with the governing authorities.

Deferred income taxes for 1999 and 2000 are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. Cumulative temporary differences at December 31, 1999 and 2000 are as follows:

                                                       Dec. 31, 1999         Dec. 31, 2000
                                                       Deferred Tax           Deferred Tax
                                                      Asset     Liability     Asset     Liability
                                                      ----------------------------------------------
                                                                  (In Thousands)
Fixed assets revalued under purchase
   Accounting and tax over book depreciation .....   $   --     $  8,874        --      $  6,279
Discount on long-term debt .......................       --          986        --           826
Basis difference in subsidiary and affiliate stock       --        1,795        --         2,568
Unrealized gains on marketable securities ........       --        5,819        --         1,869
Partnership tax losses in excess of book losses ..       --       (4,165)       --        (4,547)
Other reserves and accruals ......................      3,227       --         2,243         456
Other ............................................        177        (89)        945         295
                                                     --------   --------    --------    --------
                                                     $  3,404   $ 13,220    $  3,188    $  7,746
Valuation allowance ..............................       --         --        (3,188)       --
                                                     --------   --------    --------    --------
    Total deferred income taxes ..................   $  3,404   $ 13,220        --      $  7,746
                                                     ========   ========    ========    ========

The provision (benefit) for income taxes before extraordinary item is summarized as follows:

                           1998       1999      2000
                          ----------------------------
                               (In Thousands)
Current payable taxes:
  Federal ............   $ 2,887    $ 2,582    $ 5,133
  State and local.....       418        779      1,344
                         -------    -------    -------
                           3,305      3,361      6,477
Deferred taxes:
 Federal .............     1,704     (5,734)       667
 State and local .....         3         88        278
                         -------    -------    -------
                           1,707     (5,646)       945
                         -------    -------    -------
                         $ 5,012    $(2,285)   $ 7,422
                         =======    =======    =======

A reconciliation of the provision (benefit) for income taxes before extraordinary item and the amount computed by applying the statutory federal income tax rate to income before income taxes, minority interest, and extraordinary item follows:

                                                  1998       1999       2000
                                               --------------------------------
                                                        (In Thousands)
Tax at statutory rate .......................   $ 3,796    $(3,613)   $ 2,901
Increases (decreases):
State and local taxes, net of federal benefit       558        542        735
Amortization of goodwill ....................       387        556        880
Valuation allowance for deferred tax assets .        --         --      3,188
Operating losses of subsidiaries ............       313         --         --
Other .......................................       (42)       230       (282)
                                                -------    -------    -------
                                                $ 5,012    $(2,285)   $ 7,422
                                                =======    =======    =======

Net cash payments for income taxes were $5.6 million, $3.0 million and $4.9 million for the years ended December 31, 1998, 1999 and 2000, respectively.

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

Balances of accumulated other comprehensive income, net of tax, which consists of unrealized gains (losses) on available for sale of securities at December 31, 1999 and 2000 are as follows (in thousands):


                                             Unrealized Gain
                                                 (Loss)    Tax Effect      Net
                                                --------   ---------   ---------
Balance at December 31, 1999 ................   $ 12,435    $ (5,195)   $  7,240
Adjustment relating to acquisition accounting       (959)        393        (566)
Reclassification adjustment .................       (814)        334        (480)
Current year unrealized losses ..............     (8,086)      3,387      (4,699)
                                                --------    --------    --------
  Balance at December 31, 2000 ..............   $  2,576    $ (1,081)   $  1,495
                                                ========    ========    ========

12.      Employee Benefit Plans

Interactive maintains several defined contribution plans at its telephone subsidiaries, Morgan and corporate office. Interactive's contributions under these plans, which vary by subsidiary, are based primarily on the financial performance of the business units and employee compensation. Total expense of these plans for the years ended December 31, 1998, 1999 and 2000 was $0.7 million, $0.8 million and $1.0 million, respectively.

At the Registrant's Annual Meeting on May 11, 2000, the shareholders approved a Principal Executive Bonus Plan. No amounts were recognized under this program for the year December 31, 2000.

In addition, three of the company's telephone subsidiaries participate in a multi-employer defined benefit plan, which is administrated by a telephone industry association. Under this plan accumulated benefits and plan assets are not determined or allocated separately by individual employees. Accordingly, such data is not currently available. Total expenses of these plans were $0.1 million for each of the three years in the period ended December 31, 2000.

13.      Commitments and Contingencies

Interactive has pending claims incurred in the normal course of business. Management believes that the ultimate resolution of these claims will not have a material adverse effect on the combined liquidity, financial position or operations of Lynch Interactive.

The Company leases certain land, buildings computer equipment, computer software, and network services equipment under non-cancelable operating leases that expire in various years through 2005. Certain leases have renewal options and escalation clauses. Rental expense under operating leases were $2.6 million, $2.3 million and $2.1 million for years ended December 31, 1998, 1999 and 2000, respectively. The table below shows minimum lease payments due under non-cancelable operating leases at December 31, 2000. Such payments total $2.2 million.

                                  Years Ended
                       --------------------------------------
                                  (In millions)
                         2001    2002    2003    2004    2005
                        -----   -----   -----   -----   -----
Operating leases       $0.99   $0.50   $0.31   $0.21    $0.18




14.      Segment Information

Interactive is engaged in two business segments: multimedia and services. All businesses are located domestically, and substantially all revenues are domestic. The multimedia segment includes local telephone companies, the investment in PCS entities and investments in two network-affiliated television stations. The services segment includes transportation and related services.

Services provided by Morgan to Oakwood Homes Corporation accounted for approximately $31.8 million, $28.8 million and $22.5 million of net sales in 1998, 1999 and 2000, respectively. In addition, another Morgan customer, Fleetwood Enterprises, Inc. accounted for approximately $26.0 million, $23.9 million and $16.9 million of linehaul revenues in 1998, 1999 and 2000, respectively. $10.4 million and $7.9 at 1999 and 2000, respectively, of Interactive's accounts receivable are related to the services segment and are principally due from companies in the mobile home and recreational vehicle industry located throughout the United States. Interactive believes that its telecommunications businesses are not dependent on any single customer.

EBITDA (before corporate allocation) for operating segments is equal to operating profit before interest, taxes, depreciation, amortization and allocated corporate expenses. EBITDA is presented because it is a widely accepted financial indicator of value and ability to incur and service debt. EBITDA is not a substitute for operating income or cash flows from operating activities in accordance with accounting principles generally accepted in the United States.

Operating profit (loss) is equal to revenues less operating expenses, excluding unallocated general corporate expenses, interest and income taxes. Interactive allocates a portion of its general corporate expenses to its operating segments. Such allocation to the subsidiaries were $0.6 million, $1.3 million and $1.3 million during the years ended December 31, 1998, 1999 and 2000, respectively. Identifiable assets of each industry segment are the assets used by the segment in its operations excluding general corporate assets. General corporate assets are principally cash and cash equivalents, short-term investments and certain other investments and receivables.

                                           Years Ended December 31,
                                      -----------  ----------   -----------
                                          1998       1999          2000
                                      -----------  ----------   -----------
                                                (In thousands)
Revenues
  Multimedia .......................   $  54,622    $  59,011    $  66,983
  Services .........................     150,454      145,629      108,024
                                       ---------    ---------    ---------
  Consolidated total ...............   $ 205,076    $ 204,640    $175,007
                                       =========    =========    =========
EBITDA (before corporate allocation)
  Multimedia .......................   $  29,389    $  31,443    $  34,699
  Services .........................       3,337        1,865         (871)
  Unallocated corporate expense ....      (1,826)      (5,113)      (3,671)
                                       ---------    ---------    ---------
  Consolidated total ...............   $  30,900    $  28,195    $  30,157
                                       =========    =========    =========
Operating Profit
  Multimedia .......................   $  15,757    $  16,057    $  17,531
  Services .........................       2,007          550       (2,038)
  Unallocated corporate expense ....      (1,107)      (3,758)      (2,200)
                                       ---------    ---------    ---------
  Consolidated total ...............   $  16,657    $  12,849    $  13,293
                                       =========    =========    =========
Depreciation and amortization
  Multimedia .......................   $  12,995    $  14,115    $  15,781
  Services .........................       1,230        1,215        1,067
  All other ........................          18           16           16
                                       ---------    ---------    ---------
  Consolidated total ...............   $  14,243    $  15,346    $  16,864
                                       =========    =========    =========
Capital expenditures
  Multimedia .......................   $  11,028    $  11,742    $  17,196
  Services .........................         566          811          106
  General corporate ................          48         --             12
                                       ---------    ---------    ---------
  Consolidated total ...............   $  11,642    $  12,553    $ 17, 314
                                       =========    =========    =========
Total assets
  Multimedia .......................   $ 195,010    $ 211,622    $ 210,961
  Services .........................      33,590       32,264       23,269
  General corporate ................      17,492       10,083        5,180
                                       ---------    ---------    ---------
  Consolidated total ...............   $ 246,092    $ 253,969    $ 240,410
                                       =========    =========    =========
Total operating profit for
  reportable segments                  $  16,657    $  12,849    $  13,293
Other profit or loss:
  Investment income                        1,865        2,013        3,385
  Interest expense                       (10,383)     (11,140)     (14,003)
  Equity in earnings of
   affiliated companies                      317        1,057        1,669
  Reserve for impairment of
   investment in PCS license holders         --       (15,406)         --
  Gain on sales of subsidiary and
   affiliate stock and other assets        2,709          --         4,187
                                       ---------    ---------    ----------
  Income (loss) before income taxes,
   minority interest and
    extraordinary item                  $ 11,165     $(10,627)      $ 8,531
                                        =========    =========    =========



Quarterly Results of Operations (Unaudited)

                                    2000-Three Months Ended(a)
                           March 31(b)  June 30   September 30 December 31
                           -----------------------------------------------
                                         (In thousands)
Sales and revenues ................   $ 43,438   $ 45,980   $ 46,063   $ 39,526
Operating profit ..................      2,838      3,763      4,880      1,812
Net income (loss) .................      2,281        913        977     (1,806)

Basic and diluted earnings
  per share:
Net income (loss) .................       0.81       0.32       0.35      (0.64)

                                                    1999-Three Months Ended
                                          March 31    June 30  September 30 December 31(d)
                                           ------------------------------------------
                                                         (In thousands)
Sales and revenues ....................   $ 48,712    $ 54,225   $ 52,825   $ 48,878
Operating profit ......................      3,567       4,257      4,569        456
Income (loss) before extraordinary item     (9,305)        948      1,070     (1,769)
Net income (loss) .....................     (9,465)        948      1,070     (1,769)

Basic and diluted earnings per share:
Income before extraordinary item (b)...      (3.28)       0.33       0.38      (0.63)
Extraordinary item ....................      (0.06)       --         --         --
Net income (loss) .....................      (3.34)       0.33       0.38      (0.63)

     (a) Quarterly results of operations for the three months ended March 31, 2000, June 30, 2000, and September 30, 2000, have been restated to reflect the recording of $1.25 million (pre-tax) in interest expenses associated with the 5% premium included in Cascade's option to sell to the Chairman and CEO of Interactive (see Note 5). Accordingly, the net income was reduced as follows: for the quarter ending March 31, 2000 by $271,000, or $0.09 per share; for the quarter ending June 30, 2000 by $220,000, or $0.08 per share; and for the quarter ending September 30, 2000 by $223,000, or $0.08 per share.

     (b) Earnings per share are adjusted to reflect two-for-one stock split on record date of August 28, 2000.

     (c) The three months ended March 31, 2000, includes a $2.5 million net gain on redemption on East/West Communications, Inc. preferred stock.

     (d) December 31, 1999, includes $2.9 million of expenses for termination of the SAR program (see Note 9).

     (e) During the fourth quarter of 2000, Morgan recorded a valuation allowance of $3.2 million to reduce its deferred tax asset. This charge reduced Interactive's results by $1.8 million, net of minority interest effects.

16.      Earnings Per Share

For the year ended December 1998 and for the period through September 1, 1999 (Spin- Off), the following table sets forth the computation of pro forma basic and diluted earnings (loss) per share before extraordinary item. Pro forma earnings (loss) per share for these periods are calculated assuming that the shares outstanding for all periods are the same as the shares outstanding for Lynch Corporation. Subsequent to the September 1, 1999, basic and dilutive earnings per share are based on the average weighted number of shares outstanding.

On December 13, 1999, Lynch Interactive issued a $25 million 6% convertible promissory note, which is convertible into 588,000 shares of the Company's common stock. Such securities were excluded for the calculation of diluted earnings (loss) per share in 1999 and 2000 as assuming conversion would be anti-dilutive.

                                                   Years Ended December 31,
                                                1998         1999           2000
Basic and diluted earnings per share        -----------   -----------    -------------
Numerators:
  Income (loss) before extraordinary item   $ 4,929,000   $(9,056,000)   $  2,365,000
  Extraordinary item ....................          --        (160,000)            --
                                             -----------   -----------   -------------
  Net income (loss) .....................   $ 4,929,000   $(9,216,000)   $  2,365,000
                                            -----------   -----------    -------------

Denominator:
  Weighted average shares outstanding ...     2,836,000     2,824,000       2,823,000
Earnings (loss) per share:
  Income (loss) before extraordinary item   $      1.74   $     (3.21)   $       0.84
  Extraordinary item ....................          --            (.06)           --
                                            -----------   -----------    ------------
  Net income (loss) .....................   $      1.74   $     (3.27)   $       0.84
                                            ===========   ===========    ============




           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                          LYNCH INTERACTIVE CORPORATION
                        CONDENSED STATEMENT OF OPERATIONS

                                                                   Years Ended December 31,
                                                              --------   ---------  ----------
                                                                1998       1999       2000
                                                              --------------------------------
                                                                       (In Thousands)

Interest, Dividends & Gains on Sale of Marketable Securities   $    43    $    86    $   278
Interest & Other Income from Securities ....................        35         49        280
                                                               -------    -------    -------
     TOTAL INCOME ..........................................        78        135        558

Cost and Expenses:
  Unallocated Corporate Administrative Expense .............     1,089      3,414      2,248
  Interest Expense .........................................     2,224      2,134      4,115
                                                               -------    -------    -------
      TOTAL COST AND EXPENSES ..............................     3,313      5,548      6,363

LOSS BEFORE INCOME TAXES, EQUITY IN
INCOME (LOSS) OF SUBSIDIARIES LOSS .........................    (3,235)    (5,413)    (5,805)

Income Tax Benefit .........................................     1,100      1,840      1,974
Equity in Income (Loss) of Subsidiaries ....................     7,064     (5,643)     6,196
                                                               -------    -------    -------
NET INCOME (LOSS) ..........................................   $ 4,929    $(9,216)   $ 2,365
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

NOTE C - LONG-TERM DEBT

         Lynch Interactive Corporation ("Interactive") was spun-off from Lynch Corporation on September 1, 1999. Interactive has a note payable to a subsidiary with a principal amount of $6.7 million at a fixed interest rate of 6% per annum, due in 2001. The note is convertible at the subsidiary's option into common stock of Lynch Corporation and Interactive with a combined exercise price of $120 per share (this amount has not been adjusted for the 2 for 1 stock split of Interactive on September 11, 2000).

NOTE D - SEE NOTES TO FINANCIAL STATEMENTS FOR ADDITIONAL INFORMATION.

NOTE E - PRIOR REPORTING PERIODS ARE RECLASSED TO CONFORM WITH CURRENT YEAR
             REPORTING PRESENTATIONS




           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                          LYNCH INTERACTIVE CORPORATION
                            CONDENSED BALANCE SHEETS

                                                                     Years Ended December 31,
                                                                     ------------------------
                                                                        1999         2000
                                                                     ------------------------
                                                                         (In Thousands)
ASSETS
CURRENT ASSETS
   Cash and Cash Equivalents ........................................   $ 2,924   $ 2,451
   Deferred Income Taxes ............................................       600       804
   Other current assets .............................................       528       444
                                                                        -------   -------
OFFICE EQUIPMENT (Net) ..............................................     4,052     3,699

OTHER ASSETS (Principally Investment in and Advances to Subsidiaries)    71,139    71,682
                                                                        -------   -------

TOTAL ASSETS ........................................................   $75,227   $75,412
                                                                        =======   =======

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES .................................................   $ 7,124   $ 5,910

LONG TERM DEBT ......................................................    38,996    41,437

DEFERRED INCOME TAX LIABILITIES .....................................      --       2,453

DEFERRED CREDITS ....................................................     2,196     2,213

TOTAL SHAREHOLDERS' EQUITY ..........................................    26,911    23,399
                                                                        -------   -------

Total Liabilities and Shareholders' Equity ..........................   $75,227   $75,412
                                                                        =======   =======




           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                          LYNCH INTERACTIVE CORPORATION
                        CONDENSED STATEMENT OF CASH FLOWS

                                                             Years Ended December 31,
                                                        ---------------------------------
                                                          1998       1999       2000
                                                        ---------------------------------
                                                                  (In Thousands)

Cash Provided by (Used In) Operating Activities .....   $  1,119    $    639    $ (1,355)
                                                        --------    --------    --------

INVESTING ACTIVITIES:
   Investment and Advances to Brighton Communications      3,692      (5,858)        843
   Other ............................................       (176)       --          --
                                                        --------    --------    --------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES .      3,516      (5,858)        843
                                                        --------    --------    --------
FINANCING ACTIVITIES:
  Net Borrowings Under:
    Lines of Credit .................................     (7,564)    (15,150)       --
    Issuance of Long Term Debt ......................       --        25,000         171
    Advances (To) From Lynch Corporation ............      2,930      (1,980)       --
    Other ...........................................       --           (18)       (132)
                                                        --------    --------    --------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       (4,634)      7,852          39
                                                        --------    --------    --------

TOTAL INCREASE (DECREASED) CASH
   AND CASH EQUIVALENTS .............................          1       2,633        (473)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ......        290         291       2,924
                                                        --------    --------    --------

CASH AND CASH EQUIVALENTS AT END OF YEAR ............   $    291    $  2,924    $  2,451
                                                        ========    ========    ========






                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                          LYNCH INTERACTIVE CORPORATION
                  YEARS ENDED DECEMBER 31, 1998, 1999, AND 2000


                                              COLUMN A    COLUMN  B     COLUMN C    COLUMN D     COLUMN E
                                                              ADDITIONS
                                             BALANCE AT   CHARGED TO    CHARGED TO  DEDUCTIONS   BALANCE AT
                                             BEGINNING     COSTS AND  OTHER ACCOUNTS DESCRIBE   END OF PERIOD
                                             OF PERIOD     EXPENSES      DESCRIBE
                                             ---------------------------------------------------------------

Year Ended December 31, 2000
Allowance for Uncollectible Accounts           $415,000   $ 372,000   $       0   $ 384,000(A)    $ 403,000

Year Ended December 31, 1999
Allowance for Uncollectible Accounts           $320,000   $ 470,000   $       0   $ 375,000(A)    $ 415,000

Year Ended December 31, 1998
Allowance for Uncollectible Accounts           $286,000   $ 409,000   $       0   $ 375,000(A)    $ 320,000

(A) UNCOLLECTIBLE ACCOUNTS WRITTEN OFF ARE NET OF RECOVERIES.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LYNCH INTERACTIVE CORPORATION

By:s/ROBERT E. DOLAN
- --------------------------
     ROBERT E. DOLAN
     Chief Financial Officer (Principal
      Financial and Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                        Capacity                                       Date
         ---------                        --------                                       ----

* MARIO J. GABELLI                 Chairman of the Board of                            March 30, 2001
- -------------------
  MARIO J. GABELLI                 Directors and Chief Executive
                                      Officer (Principal Executive Officer)

* PAUL J. EVANSON                  Director                                            March 30, 2001
- ------------------
  PAUL J. EVANSON

* JOHN C. FERRARA                  Director                                            March 30, 2001
- -----------------
  JOHN C. FERRARA

* DANIEL R. LEE                    Director                                            March 30, 2001
- -------------------
  DANIEL R. LEE

* DAVID C. MITCHELL                Director                                            March 30, 2001
- -------------------
  DAVID C. MITCHELL

* SALVATORE MUOIO                  Director                                            March 30, 2001
- -----------------
   SALVATORE MUOIO

* RALPH R. PAPITTO                 Director                                            March 30, 2001
- ------------------
  RALPH R. PAPITTO

* VINCENT TESE                    Director                                             March 30, 2001
- ------------------
  VINCENT TESE


s/ROBERT E. DOLAN                 Chief Financial Officer                              March 30, 2001
- ------------------
  ROBERT E. DOLAN                 (Principal Financial
                                    and Accounting Officer)


*s/ROBERT E. DOLAN
    ROBERT E. DOLAN
    Attorney-in-fact


                                  EXHIBIT INDEX

        Exhibit No.                                            Description

     2    Separation Agreement**

     3.1  Amended and Restated Certificate of Incorporation of Interactive**

     3.2  By-laws of Interactive**

     4.1  Specimen Common Share Certificate**

     4.2 Amended and Restated Certificate of Incorporation of Interactive (filed as Exhibit 3.1 hereto)

     4.3  By-laws of Interactive as amended (filed as Exhibit 3.2 hereto)

     4.4  Mortgage,  Security  Agreement and Financing  Statement among Haviland
          Telephone Company, Inc., the United States of America and the Rural Telephone Bank.**

     4.5 Restated Mortgage, Security Agreement and Financing Statement between Western New Mexico Telephone Company, Inc. and the United States of America.**

     4.6 (i) Note Purchase Agreement dated as of December 19, 1999, between Registrant and Cascade Investment LLC ("Cascade").+++

     4.6  (ii) Convertible Promissory Note dated December 10, 1999.+++

     4.6 (iii) Registration Rights Agreement dated as of December 10, 1999, between Registrant and Cascade. 4.6 (iv) Agreement between Registrant and Mario J. Gabelli dated as of December 26, 2000 (incorporated by reference to Exhibit 10(a) to Registrant's Form 8-K dated January 16, 2001. 10 (a) Partnership Agreement dated March 11, 1987, between Lombardo Communications, Inc. and Lynch Entertainment Corporation (incorporated by reference to Exhibit 10(e) of the Lynch Corporation ("Lynch")'s Annual Report on Form 10-K for the year ended December 31,
          1987). *(10) (b) Lynch Corporation 401(k) Savings Plan (incorporated by reference to Exhibit 10(b) to Lynch Corporation's Form 10-K for the year ended December 31, 1995. 10 (c) Shareholders Agreement among Capital Communications Company, Inc., Lombardo Communications, Inc. and Lynch Entertainment Corporation II (incorporated by reference to
          Exhibit 10 of Lynch's Form 8-K, dated March 14, 1994).

     10 (d)(i) Loan Agreement, dated as of November 6, 1995, between Lynch PCS Corporation A and Aer Force Communications L.P. (now Fortunet
          Wireless, L.P.) (plus four similar loan agreements with Fortunet Wireless, L.P.) (incorporated by reference to Exhibit 10(w) to Lynch's Form 10-K for the year ended December 31, 1995.

     10 (d)(ii) Amendment No. 1 to the Loan Agreement, dated as of November 6, 1995, referred to in 10(d)(i) incorporated by reference to Exhibit 10(a) to Lynch's Form 10-Q for quarter ended March 31, 1996).

     10 (e)(i) Letter Agreement, dated as of August 12, 1996, between Rivgam Communicators, L.L.P. and Lynch PCS Corporation G (incorporated by reference to Exhibit 10(u)(ii) to Lynch's Form 10-K for the year ended December 31, 1996).

     10 (f)(ii) Letter Agreement dated as of December 16, 1998, between Rivgam Communicators, L.L.P. and Lynch PCS Corporation G (incorporated by reference in Exhibit 10(u)(iv) to Lynch's Form 10-K for the year ended December 31, 1998).

     10 (f) Letter Agreement between Lynch PCS Corporation G and Bal/Rivgam, L.L.C. (incorporated by reference to Exhibit 10(x) to Lynch's Form 10-Q for the Quarter ended September 30, 1997).

     10 (g) Letter Agreement, dated January 20, 1998, between Lynch PCS Corporation G and BCK/Rivgam, L.L.C. (incorporated by reference to
          Exhibit  10(y) to Lynch's  Form 10-K for the year ended  December  31,
          1997).

     *10 (h) 2000 Stock Option Plan (incorporated by reference to the Exhibit to Registrant's Proxy Statement dated April 18, 2000).

     10   (i)  Lease   Agreement   between   Lynch  and  Gabelli   Funds,   Inc.
          (incorporated by reference to Exhibit 10(a)(a) to Lynch's Form 10-Q for the Quarter ended March 31, 1998).

     10 (j) Letter Agreement dated November 11, 1998, between Registrant and Gabelli & Company, Inc. (incorporated by reference to Exhibit 10(c)(c) to Lynch Form 10-K for the year ended December 31, 1998).

     10   (k) Separation Agreement (filed as Exhibit 2 hereto)**

     10 (l) Agreement and Plan of Merger dated as of May 25, 1999, among Central Scott Telephone Company, Brighton Communications Corporation and Brighton Iowa Acquisition Corporation (schedules omitted) (incorporated by reference to Exhibit 10.1 to Lynch's Form 8-K dated July 16, 1999). Registrant agrees to furnish to the Securities and Exchange Commission the schedules upon receipt. 10 (m) Principal Executive Bonus Plan.

     21   Subsidiaries of Registrant+

     23   Consents of Independent Auditors+
           - Ernst & Young LLP
           - Siepert & Company LLC (2)+

     24   Powers of Attorney+

     99   Report of Independent  Auditors+

     - Report of Siepert & Co., L.L.P. of financial statements of Cuba City Telephone Exchange Company for the year ended December 31, 1999+

     - Report of Siepert & Co., L.L.P. on the financial statements of Belmont Telephone Company for the year ended December 31, 1999+

     - Report of McGladrey & Pullen, LLP on the financial statements of Capital Communications Company for the year ended December 31, 1997+

     - Report of McGladrey & Pullen, LLP on the financial statements of Coronet Communications Company for the year ended December 31, 1997+

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