Form 10-Q
period 2001-03-31
LYNCH INTERACTIVE CORP
filed 2001-05-15
CIK 1088771

SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001
                               --------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------   ----------

Commission File No.     1-15097
                        -------


                          LYNCH INTERACTIVE CORPORATION
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



     Delaware                                                     06-1458056
     --------                                                     ----------
State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)


401 Theodore Fremd Avenue, Rye, New York                          10580
----------------------------------------                          -----
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

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practical date.

         Class                                      Outstanding at May 1, 2001
         -----                                      --------------------------
Common Stock, $.0001 par value                              2,821,666

                                      INDEX

                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES

PART I.     FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)

Condensed Balance Sheets
  -      March 31, 2001
  -      December 31, 2000

Condensed Statements of Operations:
  -      Three months ended March 31, 2001 and 2000

Condensed Statements of Cash Flows:
  -      Three months ended March 31, 2001 and 2000

Notes to Condensed Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosure About Market Risk


PART II.    OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURE



PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIAIRES
                            CONDENSED BALANCE SHEETS
                      (In thousands, except share amounts)
                                                                         March 31,    December 31,
                                                                           2001         2000
                                                                        -----------  -------------
    ASSETS                                                              (Unaudited)     (Note)
    CURRENT ASSETS:
    Cash and cash equivalents .........................................   $  35,695    $  26,926
    Marketable securities .............................................       2,492        2,066
    Receivables, less allowances of $324 and $403 .....................      14,517       15,147
    Other current assets ..............................................       7,456        7,562
                                                                          ---------    ---------
TOTAL CURRENT ASSETS ..................................................      60,160       51,701

PROPERTY, PLANT AND EQUIPMENT:
    Land ..............................................................       1,364        1,363
    Buildings and improvements ........................................      10,846       10,745
    Machinery and equipment ...........................................     156,219      153,915
                                                                          ---------    ---------
                                                                            168,429      166,023
    Accumulated Depreciation ..........................................     (69,800)     (66,766)
                                                                          ---------    ---------
                                                                             98,629       99,257

EXCESS OF COST OVER FAIR VALUE OF NET ASSETS
   ACQUIRED, NET ......................................................      58,243       58,949
INVESTMENTS IN AND ADVANCES TO AFFILIATED ENTITIES ....................      13,486       13,284
INVESTMENT IN SPINNAKER INDUSTRIES INC ................................       3,250        5,250
OTHER ASSETS ..........................................................      12,555       11,969
                                                                          ---------    ---------
TOTAL ASSETS ..........................................................   $ 246,323    $ 240,410
                                                                          =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Notes payable to banks ............................................   $   3,771    $   4,333
    Trade accounts payable ............................................       3,982        2,797
    Accrued interest payable ..........................................       1,728        2,504
    Accrued liabilities ...............................................      19,995       21,143
    Customer advances .................................................       1,314        1,540
    Current maturities of long-term debt ..............................      16,369       12,582
                                                                          ---------    ---------
TOTAL CURRENT LIABILITIES .............................................      47,159       44,899

LONG-TERM DEBT ........................................................     156,169      150,010
DEFERRED INCOME TAXES .................................................       6,850        7,746
OTHER LIABILITIES .....................................................       5,017        5,624
MINORITY INTERESTS ....................................................       8,660        8,732

SHAREHOLDERS' EQUITY
   COMMON STOCK, $0.0001 PAR VALUE-10,000,000 SHARES
   AUTHORIZED; 2,824,766 issued (at stated value) 2,821,666 Outstanding
   ADDITIONAL PAID - IN CAPITAL .......................................      21,404       21,404
   RETAINED EARNINGS ..................................................         961          652
   ACCUMULATED OTHER COMPREHENSIVE INCOME .............................         255        1,495
   TREASURY STOCK, 3,100 SHARES AT COST ...............................        (152)        (152)
                                                                          ---------    ---------
  TOTAL SHAREHOLDERS' EQUITY ..........................................      22,468       23,399
                                                                          ---------    ---------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...........................   $ 246,323    $ 240,410
                                                                          =========    =========

  Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

 See accompanying notes.





                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (In thousands, except per share amounts)

                                                           Three Months Ended
                                                                March 31,
                                                        --------------------------
                                                            2001         2000
                                                        -----------   ------------
SALES AND REVENUES                                                     (Restated)
Multimedia ..........................................   $    17,209    $    15,571
Services ............................................        20,688         28,386
                                                        -----------    -----------
                                                        $    37,897    $    43,957
COSTS AND EXPENSES:
Multimedia ..........................................        12,748         11,192
Services ............................................        19,106         26,632
Selling and administrative ..........................         2,869          3,295
                                                        -----------    -----------
OPERATING PROFIT ....................................         3,174          2,838
Combined total

Other income (expense):
  Investment income .................................         1,254            504
  Interest expense ..................................        (3,517)        (3,641)
  Equity in earnings of affiliated companies ........           165            299
  Gain on redemption of East/West preferred stock ...          --            4,125
Total operating profit for reportable segments
                                                        -----------    -----------
                                                             (2,098)         1,287
                                                        -----------    -----------

INCOME BEFORE INCOME TAXES AND MINORITY INTERESTS ...         1,076          4,125
Provision for income taxes ..........................          (839)        (1,947)
Minority Interests ..................................            72            103
                                                        -----------    -----------
NET INCOME ..........................................   $       309    $     2,281
                                                        ===========    ===========

Basic and diluted weighted average shares outstanding     2,822,000      2,824,000

BASIC & DILUTED EARNINGS PER SHARE
NET INCOME ..........................................   $      0.11    $      0.81


See accompanying notes.




                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                        Three Months Ended
                                                                              March 31,
                                                                         2001         2000
                                                                       ---------   ---------
     OPERATING ACTIVITIES                                                         (Restated)
Net Income .........................................................   $    309    $  2,281
Adjustments to reconcile net income to net cash provided by, used in operating activities:
   Depreciation and amortization ...................................      4,323       4,108
   Net effect of purchases and sales of trading securities .........       (426)        163
   Share of operations of affiliated companies .....................       (165)       (299)
   Gain on redemption of East/West preferred stock .................       --        (4,125)
   Minority interests ..............................................        (72)       (103)
   Changes in operating assets and liabilities:
        Receivables ................................................        630         (90)
        Accounts payable and accrued liabilities ...................     (1,603)     (2,791)
        Other ......................................................        106        (473)
   Other ...........................................................       --           271
                                                                       --------    --------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ................      3,102      (1,058)
                                                                      --------    --------
INVESTING ACTIVITIES
Capital expenditures ...............................................     (3,052)     (3,664)
Investment in and advances to affiliated entities ..................        (58)    (15,118)
Proceeds from redemption of East/West preferred stock ..............       --         8,712
Other ..............................................................       (607)        194
                                                                       --------    --------
NET CASH USED IN INVESTING ACTIVITIES ..............................     (3,717)     (9,876)
                                                                       --------    --------
FINANCING ACTIVITIES
Issuance of long term debt .........................................     27,098       1,175
Repayments of long term debt .......................................    (17,152)     (2,089)
Net repayments, borrowings, lines of credit ........................       (562)        661
Treasury stock transactions ........................................       --           (20)
Other ..............................................................       --           175
                                                                       --------    --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ................      9,384         (98)
                                                                       --------    --------
Net increase (decrease) in cash and cash equivalents ...............      8,769     (11,032)
Cash and cash equivalents at beginning of period ...................     26,926      31,354
                                                                       --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .........................   $ 35,695    $ 20,322
                                                                       ========    ========

See accompanying notes.



                     NOTES TO CONDENSED FINANCIAL STATEMENTS

A.   Subsidiaries of the Registrant

As of March 31, 2001, the Subsidiaries of the Registrant are as follows:

Subsidiary                                                                              Owned by Lynch
----------                                                                              --------------
Brighton Communications Corporation ...................................................     100.0%
  Lynch Telephone Corporation IV ......................................................     100.0%
    Bretton Woods Telephone Company ...................................................     100.0%
    World Surfer, Inc. ................................................................     100.0%
  Lynch Kansas Telephone Corporation ..................................................     100.0%
  Lynch Telephone Corporation VI ......................................................      98.0%
    JBN Telephone Company, Inc. .......................................................      98.0%
      JBN Finance Corporation .........................................................      98.0%
    Giant Communications, Inc. ........................................................     100.0%
    Lynch Telephone Corporation VII ...................................................     100.0%
      USTC Kansas, Inc. ...............................................................     100.0%
       Haviland Telephone Company, Inc. ...............................................     100.0%
        Haviland Finance Corporation ..................................................     100.0%
  DFT Communications Corporation ......................................................     100.0%
    Dunkirk & Fredonia Telephone Company ..............................................     100.0%
      Cassadaga Telephone Company .....................................................     100.0%
        Macom, Inc. ...................................................................     100.0%
      Comantel, Inc. ..................................................................     100.0%
        Erie Shore Communications, Inc. ...............................................     100.0%
        D&F Cellular Telephone, Inc. ..................................................     100.0%
    DFT Long Distance Corporation .....................................................     100.0%
    DFT Local Service Corporation .....................................................     100.0%
  LMT Holding Corporation .............................................................     100.0%
    Lynch Michigan Telephone Holding Corporation ......................................     100.0%
        Upper Peninsula Telephone Company .............................................     100.0%
        Alpha Enterprises Limited .....................................................     100.0%
          Upper Peninsula Cellular North, Inc. ........................................     100.0%
          Upper Peninsula Cellular South, Inc. ........................................     100.0%

  Lynch Telephone Corporation IX ......................................................     100.0%
    Central Scott Telephone Company ...................................................     100.0%
        CST Communications Inc. .......................................................     100.0%
  Lynch Telephone Corporation X .......................................................     100.0%
  Global Television, Inc. .............................................................     100.0%
  Inter-Community Acquisition Corporation .............................................     100.0%
  Home Transport Service, Inc. ........................................................     100.0%

  Lynch Entertainment, LLC ............................................................     100.0%
  Lynch Entertainment Corporation II ..................................................     100.0%

  Lynch Multimedia Corporation ........................................................     100.0%
    CLR Video, LLC ....................................................................      60.0%

Subsidiary                                                                              Owned by Lynch
----------                                                                              --------------

The Morgan Group, Inc. ................................................................   70.0%(V)/55.4%(O)
Morgan Drive Away, Inc. ...............................................................   70.0%(V)/55.4%(O)
    Transport Services Unlimited, Inc. ................................................   70.0%(V)/55.4%(O)
  Interstate Indemnity Company ........................................................   70.0%(V)/55.4%(O)
  Morgan Finance, Inc. ................................................................   70.0%(V)/55.4%(O)
  TDI, Inc. ...........................................................................   70.0%(V)/55.4%(O)
    Home Transport Corporation ........................................................   70.0%(V)/55.4%(O)
    MDA Corporation ...................................................................   70.0%(V)/55.4%(O)

Lynch PCS Communications Corporation ..................................................     100.0%
  Lynch PCS Corporation A .............................................................     100.0%
  Lynch PCS Corporation F .............................................................     100.0%
  Lynch PCS Corporation G .............................................................     100.0%
  Lynch PCS Corporation H .............................................................     100.0%

  Lynch Paging Corporation ............................................................     100.0%
  Lynch Telephone Corporation .........................................................      83.1%
    Western New Mexico Telephone Company, Inc. ........................................      83.1%
    Interactive Networks Corporation ..................................................      83.1%
    WNM Communications Corporation ....................................................      83.1%
    Wescel Cellular, Inc. .............................................................      83.1%
      Wescel Cellular of New Mexico, L.P. .............................................      42.4%
    Wescel Cellular, Inc. II ..........................................................      83.1%
      Northwest New Mexico Cellular, Inc. .............................................      40.6%
      Northwest New Mexico Cellular of New Mexico, L.P. ...............................      20.7%
        Enchantment Cable Corporation .................................................      83.1%
Lynch Telephone II, LLC ...............................................................     100.0%
   Inter-Community Telephone Company, LLC .............................................     100.0%
     Inter-Community Telephone Company II, LLC ........................................     100.0%
   Valley Communications, Inc. ........................................................     100.0%
Lynch Telephone Corporation III .......................................................      81.0%
   Cuba City Telephone Exchange Company ...............................................      81.0%
   Belmont Telephone Company ..........................................................      81.0%

 Notes: (V)=Percentage voting control; (O)=Percentage of equity ownership

A.    Basis of Presentation

The Company consolidates the operating results of its telephone and cable television subsidiaries (60-100% owned at March 31, 2001 and December 31, 2000) and The Morgan Group, Inc. ("Morgan"), in which, at March 31, 2001 and December 31, 2000, the Company owned 70.2% of the voting power and 55.6% of common equity. All material intercompany transactions and balances have been eliminated. Investments in affiliates in which the Company does not have a majority voting control are accounted for in accordance with the equity method. The Company accounts for the following affiliated companies on the equity basis of accounting: Coronet Communications Company (20% owned at March 31, 2001 and December 31, 2000), Capital Communications Company, Inc. (49% owned at March 31, 2001 and December 31, 2000) and the cellular partnership operations in New Mexico (17% to 21% owned at March 31, 2001 and December 31, 2000).

The shares of Spinnaker Industries, Inc., in which the company owns 2.5% of the voting power and 13.6% of the common equity, are accounted for in accordance with Statements of Financial Accounting Standards (SFAS) No. 115 "Investment in Debt and Equity Securities."

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Articles 10 and 11 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

Certain 2000 amounts have been restated to conform to the 2001 presentation.

B.   Acquisitions

On October 15, 2000, the Registrant signed an agreement to acquire Central Utah Telephone, Inc. and subsidiaries, a 4,100-access line telephone company located in Utah. In April 2001, Central Utah acquired certain telephone exchanges from Qwest Communications International Inc. involving approximately 3,300 access lines. The Registrant has also agreed to acquire Central Telcom Services, LLC, a related entity, which has certain PCS and MMDS interests and Internet, long distance and telephone equipment businesses. The aggregate purchase prices, including debt assumed, is roughly comparable to the Registrant's most recent telephone acquisitions and is expected to be financed primarily through the issuance of additional debt with the remaining coming from resources currently available. The closing of the transactions, which are expected in the second quarter of 2001, are subject to certain conditions including approvals by certain regulatory authorities.

C.   Investment in and Advances to Affiliates Entities

During the first quarter of 2001, a subsidiary of the Registrant's net investment activity in two separate affiliated entities involved in auctions for wireless spectrum is as follows:

In the Guard Band auction, PTPMS II Communications, L.L.C. acquired three licenses at a net cost of $6.3 million; Interactive has loans to PTPMS II of $6.1 million, $5.0 million, of which was funded in the first quarter of 2001, and owns 49.9% of PTPMS II equity.

In the C&F Block PCS reauction, which ended on January 26, 2001, Theta Communications, LLC acquired one license at a net cost of $4.0 million. The license has not yet been awarded and as required under Federal Communications Commission rules, Theta has 20% of the cost of the license on deposit. During the first quarter of 2001, $5.0 million of loans from Interactive to Theta were returned. Lynch Interactive owns 10% of Theta and has committed to fund a portion of the remaining license cost. An affiliate of Interactive also has invested in Theta.

D.   Spin-off of Sunshine PCS Corporation

A subsidiary of the Registrant had previously owned a 49.9% limited partnership interest in Fortunet Communications, L.P. ("Fortunet").

Fortunet was licensed for 15 MHz of spectrum in three Florida markets covering a population ("POP") of approximately 785,000 (Based on 1999 census data). In February 2001, Fortunet converted from a partnership to a corporation with Interactive receiving 49.9% of common stock. It also changed its name to Sunshine PCS Corporation. On February 14, 2001, Lynch Interactive spun-off its common stock of Sunshine to its shareholders. Prior to the conversion, Interactive contributed a portion of the debt owed to it by Fortunet as a contribution to capital and restructured the terms of the remaining debt. The face value of the restructured debt is $16.1 million and the carrying value is $3.4 million at December 31, 2000. In addition, in exchange for a cash infusion of $250,000, Lynch Interactive acquired (1) 10,000 shares of preferred stock in Sunshine with a liquidation preference of $10.0 million and (2) warrants to purchase 4,300,000 shares of Sunshine Class A common stock at $0.75 per share. At the time, Interactive's obligation to make further loans was terminated.

E.   Indebtedness

The parent company of the Registrant maintains a short-term line of credit facility totaling $10.0 million, all of which was available at March 31, 2001. The parent company facility will expire on August 31, 2001.

Morgan's Credit Facility matured on January 28, 2001, at which time Morgan had no outstanding debt and $6.6 million outstanding letters of credit. Morgan was in default of the financial covenants, resulting in the bank failing to renew the Credit Facility. As a result of the Credit Facility not being renewed, Morgan has a payment default and the financial institution has the right to demand cash to meet outstanding obligations under the letter of credit. The bank has discretion as to whether to make any loans or issue additional letters of credit for Morgan.

Morgan is actively seeking an alternative financial institution to replace the existing credit facility and currently has received several commitment letters. Each of the commitment letters is conditioned upon satisfactory completion of due diligence procedures as well as Morgan meeting various financial covenants and requirements prior to closing. In connection with the replacement of the credit facility, the Board of Directors of Interactive has approved the acquisition of 1.0 million shares of Morgan's Class B common stock at $2.00 per share. The investment by Interactive would increase Interactive's ownership in Morgan from 55.6% to 68.5%. The Board of Directors of Morgan approved the issuance of additional Class 'B' stock, but the sale is subject to final negotiations with the potential lenders, appropriate documentation and approval of Morgan shareholders. The Morgan Board of Directors has also authorized its management to further develop plans to provide an opportunity for other shareholders to acquire additional equity investment in Morgan.

                                                                                     March 31,
Lynch Interactive's long-term debt consists of:                                        2001      December 31,
                                                                                     Unaudited       2000
                                                                                         (In thousands)
                                                                                     ------------------------
Rural Electrification Administration (REA) and Rural Telephone Bank (RTB) notes payable through 2027 at fixed interest rates ranging from 2% to 7.5% (4.8%
weighted average at March 31, 2001), secured by assets of the telephone
companies of $114.7 million ....................................................   $  51,552    $  52,188

Bank Credit facilities utilized by certain telephone and telephone holding companies through 2013, $34.2 million at fixed interest rates averaging 7.9%
and $46.3 million at variable interest rates averaging 7.5%  ...................      80,490       54,799

Unsecured  notes issued in connection with  acquisitions  through 2006, at fixed
interest rates of 10.0% ........................................................      27,161       27,259

Convertible  subordinated  note due in December 2004 at a fixed interest rate
of 6%                                                                                 10,000       25,000

Other ..........................................................................       3,335        3,346
                                                                                   ---------    ---------
                                                                                     172,538      162,592
Current Maturities .............................................................     (16,369)     (12,582)
                                                                                   ---------    ---------
                                                                                     156,169    $ 150,010
                                                                                   =========    =========

On December 12, 1999, Interactive completed the private placement of a $25 million 6% five-year note, convertible into Interactive common stock at $42.50 per share (adjusted for subsequent 2 to 1 stock split). At that time, to assist the Company with the private placement to Cascade Investment LLC ("Cascade"), the Chairman and CEO of Interactive, agreed to give the acquirer of the note, a one-time option to sell the note to him at 105% of the principal amount thereof. The exercise period was from November 15, 2000 to December 1, 2000. This option to sell is secured by a bank letter of credit, which is secured by the Chairman's escrow of securities. The Company agreed to reimburse the Chairman for the cost of the letter of credit plus his counsel fees in connection with the option to sell agreement and obtaining the letter of credit.

On January 16, 2001, the option to sell agreement between Cascade Investments and the Company's Chairman was amended. As amended, Cascade had the right to sell up to $15 million of the notes back to the Chairman at any time prior to January 31, 2001 and the right to sell the remaining $10 million of the note between November 15 and December 1, 2002. The option to sell is at 105% of principal amount sold plus accrued and unpaid interest. As a condition to modifying and extending the option to sell, the Company entered into an agreement in December 2000, with its Chairman whereby it will pay for and acquire, on the same terms and conditions, any portion of the note sold by Cascade under this option. During January 2001, Cascade exercised this option with regard to the $15 million of the notes and on February 14, 2001, the Company transferred $15.9 million to Cascade, including the 5% premium plus accrued and unpaid interest in exchange for $15.0 million of the note held by Cascade.

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

In January 2001, a subsidiary of the Company borrowed $27.0 million secured by the stock of Western New Mexico Telephone Company. The loan is to be repaid in equal monthly installments over twelve years beginning in April 2001, bearing interest at either bank's prime rate or LIBOR plus 2.5%, or at the Company's option, it can be fixed for its term. $15.9 million of the proceeds were used to acquire the Convertible Note of the Company owned by Cascade Investment L.L.C. The stock of Western New Mexico Telephone Company had previously been used to secure the acquisition facility, the balance of which was $7.9 million prior to repayment in December 2000.

F.       Default on Morgan Line of Credit

As noted above, at March 31, 2001, The Morgan Group, Inc. was in default under its Credit Facility. At that time, Morgan had no borrowings under this agreement, but the Lender had issued $6.6 million of lines of credit securing certain insurance claims. As of the date of these financial statements, the default has not yet been cured.

Interactive owns 55.6% of the equity of Morgan and 70.2% of the vote. For the year ended December 31, 2000, Morgan represented 61.6% of Interactive's consolidated revenues and had an operating loss of $2.0 million, as compared to Interactive's consolidated operating profits of $13.3 million. At December 31, 2000, Morgan represented 9.7% of Interactive's total assets and Interactive has a net $4.0 million investment in Morgan. Morgan is actively seeking alternative financial institutions to replace its existing credit facility and currently has received several commitment letters. Each of the commitment letters is conditioned upon satisfactory completion of due diligence procedures as well as Morgan meeting various financial covenants and requirements prior to closing. In connection with the replacement of the credit facility, the Board of Directors of Interactive has approved the acquisition of 1.0 million shares of Morgan's Class B common stock at $2.00 per share. The investment by Interactive would increase Interactive's ownership in Morgan from 55.6% to 68.5%. The Board of Directors of Morgan approved the issuance of the additional Class 'B' stock, but the sale is subject to final negotiations with the potential lenders, appropriate documentation and approval of Morgan shareholders. The Morgan Board of Directors has also authorized its management to further develop plans to provide an opportunity for other shareholders to acquire additional equity investment in Morgan.

Both Morgan and Interactive management believe that an alternative credit facility can be ultimately obtained and the investment by Interactive will be made. Should facility not be obtained, Interactive's investment in Morgan of $3.7 million at March 31, 2001 may become impaired.

Interactive is currently considering whether it should retain its investment in Morgan and exploring ways on how to appropriately divest itself of its investment if that decision is made.

G.       Restatement of Prior Period Earnings

On December 12, 1999, Interactive completed the private placement of a $25 million 6% five-year unsecured convertible subordinated note, convertible into Interactive common stock at $42.50 per share, (adjusted for the subsequent 2 for 1 stock split). At that time, to assist the Company with the private placement to Cascade Investment, LLC ("Cascade"), the Chairman and CEO of the Company, agreed to give the acquirer of the note, a one-time option to sell the note to him at 105% of the principal amount thereof. The exercise period was from November 15, 2000 to December 1, 2000. Under accounting principles generally accepted in the United States relating to significant shareholders, the Company was required to reflect this transaction in its annual report. Accordingly, quarterly results of operations for the three months ended March 31, 2000, have been restated to reflect the recording of $1.25 million (pre-tax) in interest expense associated with the 5% premium. Therefore, the net income was reduced for the quarter ending March 31, 2000 by $271,000 or $0.09 per share.

H.       Comprehensive Income

Balances of accumulated other comprehensive income, net of tax, which consists of unrealized gains (losses) on available for sale of securities, at March 31, 2001 and December 31, 2000 are as follows (in thousands):

                                 Unrealized
                                 Gain(Loss)   Tax Effect   Net
                                 ----------   ----------   ---
Balance at December 31, 2000 ...   $ 2,576    $(1,081)   $ 1,495
Current period unrealized losses    (2,138)       898     (1,240)
                                   -------    -------    -------
Balance at March 31, 2001 ......   $   438    $  (183)   $   255
                                   =======    =======    =======

The comprehensive income (loss), for the three-month periods ending March 31, 2001 and 2000 are as follows (in thousands):

                                                    Three Months Ended
                                                         March 31,
                                                     2001         2000
                                                    -------------------
Net income for the period .......................   $   309    $ 2,281
Unrealized  gains  (losses) on available for sale
 securities - net of income tax .................    (1,240)    (1,205)
   benefit of $898 and $876, respectively           -------    -------
    Comprehensive income ........................   $  (931)   $ 1,076
                                                    =======    =======

I.       Stock Split

A two-for-one stock split, was affected through a distribution to its shareholders of one share of Registrant's Common Stock for each share of Common Stock owned. The record date was August 28, 2000, and the distribution date was September 11, 2000.

Share and per share data in the accompanying financial statements and notes have been adjusted to reflect this change.

J.       Earnings per share

For the three ended March 31, 2001 and 2000, the following table sets forth the computation of pro forma basic and diluted earnings (loss) per share.

                                                         Three Months Ended
                                                              March 31,
                                                            2001        2000
                                                         ----------------------
Basic earnings per share
Numerators:
      Net Income ....................................   $  309,000   $2,281,000
Denominator:
      Weighted average shares outstanding ...........    2,822,000    2,824,000
Earnings per share:
      Net income ....................................   $     0.11   $     0.81

Diluted earnings per share
Numerators:
     Net Income .....................................   $  309,000   $2,281,000
     Interest saved on assumed conversion of
        convertible  notes - net of tax .............         --           --
                                                        ----------   ----------
     Net Income .....................................   $  309,000   $2,281,000
                                                        ----------   ----------
Denominators:
      Weighted average shares outstanding ...........    2,822,000    2,824,000
      Shares issued on conversion of convertible note         --           --
                                                        ----------   ----------
      Weighted average share and share equivalents ..    2,822,000    2,824,000
                                                        ----------   ----------
Earnings per share:
      Net income ....................................   $     0.11   $     0.81
                                                        ==========   ==========

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

Operating profit (loss) is equal to revenues less operating expenses, excluding unallocated general corporate expenses, interest and income taxes. The Registrant allocates a portion of its general corporate expenses to its operating segments. Such allocation was $326,000 and $317,000 for the three months ended March 31, 2001 and 2000, respectively.

                                                      Three Months Ended
                                                           March 31,
                                                       2001        2000
                                                     ---------------------
                                                    Unaudited
Revenues:                                              (In thousands)
Multimedia .......................................   $ 17,209    $ 15,571
Services .........................................     20,688      28,386
                                                     --------    --------
Combined Total ...................................   $ 37,897    $ 43,957
                                                     ========    ========
EBITDA (before corporate allocation):
Multimedia .......................................   $  8,602    $  8,160
Services .........................................       (223)       (580)
Corporate expenses, gross ........................       (882)       (634)
                                                     --------    --------
Combined total ...................................   $  7,497    $  6,946
                                                     ========    ========
Operating profit:
Multimedia .......................................   $  4,169    $  4,025
Services .........................................       (475)       (898)
Unallocated corporate expense ....................       (520)       (289)
                                                     --------    --------
Combined Total ...................................   $  3,174    $  2,838
                                                     ========    ========

Operating profit .................................   $  3,174    $  2,838
Investment income ................................      1,254         504
Interest expense .................................     (3,517)     (3,641)
Equity in earnings of affiliated companies .......        165         299
Gain on redemption of East/West Preferred Stock ..         --       4,125
                                                     --------    --------
Income before income taxes, and minority interests   $  1,076    $  4,125
                                                     ========    ========

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

SALES AND REVENUES

Revenues for the three months ended March 31, 2001 decreased by $6.1 million to $37.9 million from the first quarter of 2000. Within the operating segments, multimedia revenues increased by $1.6 million or 11%, which were offset by a $7.7 million decrease at The Morgan Group Inc. ("Morgan") - Interactive's service subsidiary. The decrease at Morgan was primarily related to a decline in revenues from its manufactured housing division of $6.8 million, or 37.6% in the quarter. Shipments for the manufactured housing industry as a whole were down 42% in January and February of 2001 according to the Manufactured Housing Institute. (March shipment data was not available). The industry continues to operate in a two-year slump created by consumer credit issues and excess inventory. Multimedia revenues grew in both regulated telecommunications services and the provision of non-traditional telephone services such as Internet.

Shipments of manufactured homes tend to decline in the winter months in areas where poor weather conditions inhibit transport. This usually reduces operating revenues in the first and fourth quarters of the year. Morgan's operating revenues, therefore, tend to be stronger in the second and third quarters.

Operating profit for the three months ended March 31, 2001 increased by $0.3 million to $3.2 million from the first quarter of 2000. Within the operating segments, multimedia's operating profit increased $0.2 million, Morgan's operating loss decreased from $0.9 million to $0.5 million and corporate expenses increased by $0.2 million. The improvement, on lower volume, reflects Morgan's cost-reduction efforts over the past 12 months. As a result, Morgan's operating results improved in the first quarter despite the revenue decline. Operating profit in the multimedia segment increased $0.3 million as increased revenues were offset by the additional start-up costs in developing new communications services.

Investment income for the quarter ended March 31, 2001 increased by $0.8 million
primarily  due  to  higher   realized  on  and  unrealized   gains  on  "trading
securities."

Interest expense decreased from the prior year period by $0.1 million as increased level of borrowings were offset by the absence of amortization of a put premium associated with the Company's convertible note issued on December 12, 1999. This premium was fully amortized at the end of 2000.

The Company owns 1,000,000 shares of Spinnaker Industries, Inc. common stock. As described in the Notes to the accompanying financial statements, the Company accounts for this investment under the provision of Statement of Financial Accounting Standards No. 115 "Investment and Debt and Equity Securities." Under the provision of this standard, the Company records this investment at its publicly traded market value at the end of each accounting period and records the change in unrealized gain (loss) in that period's comprehensive income. The basis of these shares is $3.2 million, or $3.17 per share. At March 31, 2001, the market price of these shares was $3.25 per share, in trading on the American Stock Exchange. Subsequent to March 31, 2001, Spinnaker's Class A common shares, also in trading on the American Stock Exchange, began trading below the $3.25 market price per share, to a low of $0.70 per share on May 1, 2001. The only difference between Spinnaker common and Class A shares is that the common shares are entitled to 1/10 vote per share and the Class A shares are entitled to one vote per share. In addition, during the year ended December 31, 2000, Spinnaker recorded a loss from continuing operations before discontinued operations and extraordinary gain of $17.7 million. Losses of $5.2 million and $2.8 million were recorded for the years ended December 31, 1999 and 1998, respectively. The Company's Management will continue to monitor the market value of its Spinnaker holdings and should the market value of the common shares fall below the $3.2 million basis, management is required to consider if the decline in value is other than temporary, and if so, a write-down would be recorded in its reported financial results.

On February 25, 2000, Omnipoint acquired through a merger, all of the outstanding shares of East/West Communications, Inc. At the time of the merger, Interactive held redeemable preferred stock of East/West Communications, Inc. with a liquidation value of $8.7 million, including payment in kind of dividends to date. In accordance with its terms, the preferred stock was redeemed at its liquidation value and as a result, the Registrant recorded a pre-tax gain of $4.1 million in the three months ended March 31, 2000.

The income tax provision includes federal, as well as state and local taxes. The tax provision for the three months ended March 31, 2001 and 2000, represent effective tax rates of 78% and 47.2%, respectively. The causes of the difference from the federal statutory rate are principally the effect of state income taxes, including the effect of earnings and losses attributable to different state jurisdictions, and the amortization of non-deductible goodwill. In addition, during the three months ended March 31, 2001, no tax benefit has been recorded for losses of Morgan of $0.5 million.

Minority interest increased earnings by $0.1 million for both the three months ended March 31, 2001 and 2000.

Net income for the three months ended March 31, 2001 was $0.3 million or $0.11 per share (basic and diluted) as compared to net income of $2.3 million, or $0.81 per share (basic and diluted), in the previous years three-month period. The most significant item affecting the swing in earnings was the gain on the redemption of East/West preferred stock ($2.5 million, net of income tax provision) in 2000.

FINANCIAL CONDITION

Liquidity/ Capital Resources

As of March 31, 2001, the Company had current assets of $60.2 million and current liabilities of $47.1 million. Working capital was therefore $13.1 million as compared to $6.8 million at December 31, 2000. The debt restructuring discussed below was the primary cause of the increased working capital.

For the first three months, capital expenditures were $3.0 million in 2001 and $3.7 million in 2000.

At March 31, 2001, total debt was $176.3 million, which was $9.4 million higher than the $166.9 million at the end of 2000. At March 31, 2001, there was $126.3 million of fixed interest rate debt averaging 6.88% and $50.0 million of variable interest rate debt averaging 7.5%. Debt at year-end 2000 included $142.9 million of fixed interest rate debt, at an average interest rate of 6.79% and $23.9 million of variable interest rate debt at an average interest rate of 8.49%.

On December 12, 1999, Interactive completed the private placement of a $25 million 6% five-year note, convertible into Interactive common stock at $42.50 per share (adjusted for subsequent 2 to 1 stock split). At that time, to assist the Company with the private placement to Cascade Investment LLC ("Cascade"), the Chairman and CEO of Interactive, agreed to give the acquirer of the note, a one-time option to sell the note to him at 105% of the principal amount thereof. The exercise period was from November 15, 2000 to December 1, 2000. This option to sell is secured by a bank letter of credit, which is secured by the Chairman's escrow of securities. The Company agreed to reimburse the Chairman for the cost of the letter of credit plus his counsel fees in connection with the option to sell agreement and obtaining the letter of credit.

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

In January 2001, a subsidiary of the Company borrowed $27.0 million secured by the stock of Western New Mexico Telephone Company. $15.9 million of the proceeds were used to acquire the Convertible Note of the Company owned by Cascade Investment L.L.C. The stock of Western New Mexico Telephone Company had previously been used to secure the acquisition facility, the balance of which was $7.9 million prior to repayment in December 2000.

As of March 31, 2001, Interactive, the parent company, had $10.0 million available under a short-term line of credit facility, which expires on August 31, 2001.

Interactive owns 55.6% of the equity of Morgan and 70.2% of the vote. For the year ended December 31, 2000, Morgan represented 61.6% of Interactive's consolidated revenues and had an operating loss of $2.0 million, as compared to Interactive's consolidated operating profits of $13.3 million. At December 31, 2000, Morgan represented 9.7% of Interactive's total assets and Interactive has a net $4.0 million investment in Morgan. Morgan is actively seeking alternative financial institutions to replace its existing credit facility and currently has received several commitment letters. Each of the commitment letters is conditioned upon satisfactory completion of due diligence procedures as well as Morgan meeting various financial covenants and requirements prior to closing. In connection with the replacement of the credit facility, the Board of Directors of Interactive has approved the acquisition of 1.0 million Class 'B' common shares of Morgan at $2.00 per share. The investment by Interactive would increase Interactive's ownership in Morgan from 55.6% to 68.5%. The Board of Directors of Morgan approved the issuance of additional Class 'B' stock, but the sale will be subject to final negotiations with the potential lenders, appropriate documentation and approval of Morgan shareholders. The Morgan Board of Directors has also authorized its management to further develop plans to provide an opportunity for other shareholders to acquire additional equity investment in Morgan.

Both Morgan and Interactive management believe that an alternative credit facility can be ultimately obtained and the investment by Interactive will be made. Should facility not be obtained, Interactive's investment in Morgan of $3.7 million at March 31, 2001 may become impaired.

Interactive is currently considering whether it should retain its investment in Morgan and exploring ways to appropriately divest itself of its investment.

Lynch  has  not  paid  any  cash  dividends  on its  Common  Stock  since  1989.
Interactive does not expect to pay cash dividends on its Common Stock in the foreseeable future. Interactive currently intends to retain its earnings, if any, for use in its business. Future financings may limit or prohibit the payment of dividends.

Interactive has a high degree of financial leverage. As of March 31, 2001, the ratio of total debt to equity was 7.8 to 1. Certain subsidiaries also have high debt to equity ratios. In addition, the debt at subsidiary companies contains restrictions on the amount of readily available funds that can be transferred to the respective parent of the subsidiaries.

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

On October 15, 2000, the Registrant signed an agreement to acquire Central Utah Telephone, Inc. and subsidiaries, a 4,100-access line telephone company located in Utah. In April 2001, Central Utah acquired certain telephone exchanges from Qwest Communications International Inc. involving approximately 3,300 access lines. The Registrant has also agreed to acquire Central Telcom Services, LLC, a related entity, which has certain PCS and MMDS interests and Internet, long distant and telephone equipment businesses. The aggregate purchase prices, including debt assumed, is roughly comparable to the Registrant's most recent telephone acquisitions and is expected to be financed primarily through the issuance of additional debt and the remaining coming from resources currently available. The closing of the transactions, which are expected by the second quarter of 2001, are subject to certain conditions including approvals by certain regulatory authorities.

The Registrant has initiated an effort to monetize certain of its assets, including selling a portion or all of certain investments in certain of its operating entities. These may include minority interest in network affiliated television stations and certain telephone operations where competitive local exchange carrier opportunities are not readily apparent. The Registrant's approximately 13.6% ownership interest in Spinnaker Industries, Inc. (AMEX:SKK) may also be sold in order to fund future growth initiatives. There is no assurance that all or any part of this program can be effectuated on acceptable terms.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risk relating to changes in the general level of U.S. interest rates. Changes in interest rates affect the amounts of interest earned on the Company's cash, cash equivalents and marketable securities ($38.2 million at March 31, 2001 and $29.0 million at December 31, 2000).

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

At March 31, 2001, approximately $50.0 million, or 28.4% of the Company's long-term debt and notes payable bears interest at variable rates. Accordingly, the Company's earnings and cash flows are affected by changes in interest rates. Assuming the current level of borrowings for variable rate debt and assuming a one percentage point change in the 2001 average interest rate under these borrowings, it is estimated that the Company's 2001 three-month interest expense would have changed by less than $0.1 million. In the event of an adverse change in interest rates, management would likely take actions to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, the analysis assumes no such actions. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

                           FORWARD LOOKING INFORMATION

Included in this Management Discussion and Analysis of Financial Condition and Results of Operations are certain forward looking financial and other information, including potential write-down of its investment in Spinnaker and
Morgan, the ability of Morgan to obtain a replacement credit facility, Interactive's potential divesture of its investment in Morgan, Interactive's additional investment in Morgan, possible acquisitions including Central Utah Telephone, Central Telecom Services, Registrant's effort to monetize certain assets, and Market Risk. It should be recognized that such information are projections, estimates or forecasts based on various assumptions, including without limitation, meeting its assumptions regarding expected operating performance and other matters specifically set forth, as well as the expected performance of the economy as it impacts the Registrant's businesses, government and regulatory actions and approvals, and tax consequences and cautionary statements set forth in documents filed by Registrant and The Morgan Group with the Securities and Exchange Commission. As a result, such information is subject to uncertainties, risks and inaccuracies, which could be material.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
         ---------------------------------
                  None

                                    SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      LYNCH INTERACTIVE CORPORATION
                                      (Registrant)

                                      By: s/Robert E. Dolan
                                      ----------------------------------------
                                            Robert E. Dolan
                                            Chief Financial Officer
May 15, 2001