Form 10-Q
period 2001-06-30
LYNCH INTERACTIVE CORP
filed 2001-08-14
CIK 1088771

SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                    ---------
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission File No.     1-15097


                          LYNCH INTERACTIVE CORPORATION
                          -----------------------------
             (Exact name of Registrant as specified in its charter)


Delaware                                                        06-1458056
--------                                                        ----------
State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                              Identification No.)


401 Theodore Fremd Avenue, Rye, New York                         10580
----------------------------------------                        -------
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

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practical date.


            Class                                Outstanding at August 1, 2001
            -----                                -----------------------------
Common Stock, $.0001 par value                            2,821,851

                                      INDEX

                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES

PART I.     FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)

Condensed Balance Sheets
  -      June 30, 2001
  -      December 31, 2000

Condensed Statements of Operations:
  -      Three and six months ended June 30, 2001 and 2000

Condensed Statements of Cash Flows:
  -      Six months ended June 30, 2001 and 2000

Notes to Condensed Financial Statements


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosure About Market Risk


PART II.    OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         Exhibit 10.1  - Central Utah Telephone, Inc. Stock Purchase Agreement
         Exhibit 10.2  - Membership Purchase Agreement


SIGNATURE

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIAIRES
                                CONDENSED BALANCE
                      (In thousands, except share amounts)
                                                                          June 30,    December 31,
                                                                            2001         2000
                                                                         ----------    ---------
                                                                       (Unaudited)       (Note)
    CURRENT ASSETS:
    Cash and cash equivalents .........................................   $  26,071    $  26,926
    Marketable securities .............................................       3,138        2,066
    Receivables, less allowances of $379 and $403 .....................      17,778       15,147
    Other current assets ..............................................       8,818        7,562
                                                                          ---------    ---------
TOTAL CURRENT ASSETS ..................................................      55,805       51,701

PROPERTY, PLANT AND EQUIPMENT:
    Land ..............................................................       1,645        1,363
    Buildings and improvements ........................................      11,562       10,745
    Machinery and equipment ...........................................     173,273      153,915
                                                                          ---------    ---------
                                                                            186,480      166,023
    Accumulated Depreciation ..........................................     (71,996)     (66,766)
                                                                          ---------    ---------
                                                                            114,484       99,257

EXCESS OF COST OVER FAIR VALUE OF NET ASSETS
   ACQUIRED, NET ......................................................      73,310       58,949
INVESTMENTS IN AND ADVANCES TO AFFILIATED ENTITIES ....................      13,800       13,284
INVESTMENT IN SPINNAKER INDUSTRIES INC ................................       2,950        5,250
OTHER ASSETS ..........................................................      13,030       11,969
                                                                          ---------    ---------
TOTAL ASSETS ..........................................................   $ 273,379    $ 240,410
                                                                          =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Notes payable to banks ............................................   $   3,600    $   4,333
    Trade accounts payable ............................................       4,774        2,797
    Accrued interest payable ..........................................       1,735        2,504
    Accrued liabilities ...............................................      20,809       21,143
    Customer advances .................................................       1,548        1,540
    Current maturities of long-term debt ..............................      17,658       12,582
                                                                          ---------    ---------
TOTAL CURRENT LIABILITIES .............................................      50,124       44,899

LONG-TERM DEBT ........................................................     177,823      150,010
DEFERRED INCOME TAXES .................................................       7,728        7,746
OTHER LIABILITIES .....................................................       4,701        5,624
MINORITY INTERESTS ....................................................       9,093        8,732

SHAREHOLDERS' EQUITY
   COMMON STOCK, $0.0001 PAR VALUE-10,000,000 SHARES
   AUTHORIZED; 2,824,766 issued (at stated value) 2,821,666 Outstanding        --           --
   ADDITIONAL PAID - IN CAPITAL .......................................      21,404       21,404
   RETAINED EARNINGS ..................................................       2,280          652
   ACCUMULATED OTHER COMPREHENSIVE INCOME .............................         378        1,495
   TREASURY STOCK, 3,100 SHARES AT COST ...............................        (152)        (152)
                                                                          ---------    ---------
  TOTAL SHAREHOLDERS' EQUITY ..........................................      23,910       23,399
                                                                          ---------    ---------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...........................   $ 273,379    $ 240,410
                                                                          =========    =========

  Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

 See accompanying notes.



                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
               (In thousands, except share and per share amounts)

                                                          Three Months Ended           Six Months Ended
                                                               June 30,                      June 30,
                                                         2001            2000          2001          2000
                                                   ------------------------------------------------------------------
                                                                      (Restated)                  (Restated)
SALES AND REVENUES
Multimedia ......................................   $    17,451    $    16,019    $    34,660    $    31,590
Services ........................................        25,432         30,432         46,120         58,818
                                                    -----------    -----------    -----------    -----------
                                                    $    42,883    $    46,451    $    80,780         90,408

COSTS AND EXPENSES:
Multimedia ......................................        12,527         11,482         25,275         22,674
Services ........................................        23,011         28,046         42,117         54,971
Selling and administrative ......................         2,717          3,160          5,586          6,162
                                                    -----------    -----------    -----------    -----------
OPERATING PROFIT ................................         4,628          3,763          7,802          6,601
Combined total Other income (expense):
  Investment income .............................         1,189          1,233          2,443          1,737
  Interest expense ..............................        (3,458)        (3,562)        (6,975)        (7,203)
  Equity in earnings of affiliated companies ....           204            970            369          1,269
  Gain on redemption of East/West preferred stock          --             --             --            4,125
                                                    -----------    -----------    -----------    -----------
                                                         (2,065)        (1,359)        (4,163)           (72)


INCOME BEFORE INCOME TAXES AND MINORITY INTERESTS         2,563          2,404          3,639          6,529
Provision for income taxes ......................          (811)        (1,225)        (1,650)        (3,172)
Minority Interests ..............................          (433)          (266)          (361)          (163)
                                                    -----------    -----------    -----------    -----------
NET INCOME ......................................   $     1,319    $       913    $     1,628    $     3,194
                                                    ===========    ===========    ===========    ===========

Basic and diluted weighted average shares .......     2,822,000      2,824,000      2,822,000      2,824,000
outstanding

BASIC & DILUTED EARNINGS PER SHARE ..............   $      0.47    $      0.32    $      0.58    $      1.13
                                                    ===========    ===========    ===========    ===========

See accompanying notes.



                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                    Six Months Ended
                                                                        June 30,
                                                                     2001       2000
                                                                   --------   ---------
OPERATING ACTIVITIES                                                          (Restated)

Net income ....................................................   $  1,628    $  3,194
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Depreciation and amortization ..............................      8,693       8,281
   Net effect of purchases and sales of trading securities ....     (1,072)        (15)
   Share of operations of affiliated companies ................       (369)     (1,269)
   Gain on redemption of East/West preferred stock ............       --        (4,125)
   Gain on sale of available for sale securities ..............       (154)       (703)
   Minority interests .........................................        361         163
   Changes in operating assets and liabilities:
        Receivables ...........................................     (1,547)     (1,280)
        Accounts payable and accrued liabilities ..............     (1,169)     (2,665)
        Other .................................................       (759)       (360)
   Other ......................................................       --           491
                                                                  --------    --------
NET CASH PROVIDED BY OPERATING ACTIVITIES .....................      5,612       1,712
                                                                  --------    --------
INVESTING ACTIVITIES
Capital expenditures ..........................................     (7,644)     (6,628)
Investment in and advances to affiliated entities .............       (186)       (395)
Proceeds from redemption of East/West preferred stock .........       --         8,712
Acquisition of Central Utah Telephone Company (total cost, less
   debt assumed and cash equivalents acquired) ................     (6,889)         --
Proceeds from sale of available for sale securities ...........        241       1,189
Other .........................................................       (132)        363
                                                                  --------    --------
NET CASH (USED IN) PROVIDED BY  INVESTING ACTIVITIES ..........    (14,610)      3,241
                                                                  --------    --------
FINANCING ACTIVITIES
Issuance of long term debt ....................................     27,368       1,200
Repayments of long term debt ..................................    (18,492)     (4,224)
Net (repayments) borrowings under lines of credit .............       (733)        931
Treasury stock transactions ...................................       --           (20)
Other .........................................................       --             8
                                                                  --------    --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ...........      8,143      (2,105)
                                                                  --------    --------
Net (decrease) increase in cash and cash equivalents ..........       (855)      2,848
Cash and cash equivalents at beginning of period ..............     26,926      31,354
                                                                  --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ....................   $ 26,071    $ 34,202
                                                                  ========    ========

See accompanying notes.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

A.   Subsidiaries of the Registrant

As of June 30, 2001, the Subsidiaries of the Registrant are as follows:

Subsidiary                                     Owned by Interactive
----------                                     --------------------
Brighton Communications Corporation ............     100.0%
  Lynch Telephone Corporation IV ...............     100.0%
    Bretton Woods Telephone Company ............     100.0%
    World Surfer, Inc. .........................     100.0%
  Lynch Kansas Telephone Corporation ...........     100.0%
  Lynch Telephone Corporation VI ...............      98.0%
    JBN Telephone Company, Inc. ................      98.0%
      JBN Finance Corporation ..................      98.0%
    Giant Communications, Inc. .................     100.0%
    Lynch Telephone Corporation VII ............     100.0%
      USTC Kansas, Inc. ........................     100.0%
       Haviland Telephone Company, Inc. ........     100.0%
        Haviland Finance Corporation ...........     100.0%
  DFT Communications Corporation ...............     100.0%
    Dunkirk & Fredonia Telephone Company .......     100.0%
      Cassadaga Telephone Company ..............     100.0%
        Macom, Inc. ............................     100.0%
      Comantel, Inc. ...........................     100.0%
        Erie Shore Communications, Inc. ........     100.0%
        D&F Cellular Telephone, Inc. ...........     100.0%
    DFT Long Distance Corporation ..............     100.0%
    DFT Local Service Corporation ..............     100.0%
  LMT Holding Corporation ......................     100.0%
    Lynch Michigan Telephone Holding Corporation     100.0%
        Upper Peninsula Telephone Company ......     100.0%
        Alpha Enterprises Limited ..............     100.0%
          Upper Peninsula Cellular North, Inc. .     100.0%
          Upper Peninsula Cellular South, Inc. .     100.0%

  Lynch Telephone Corporation IX ...............     100.0%
    Central Scott Telephone Company ............     100.0%
        CST Communications Inc. ................     100.0%
  Global Television, Inc. ......................     100.0%
  Inter-Community Acquisition Corporation ......     100.0%
  Home Transport Service, Inc. .................     100.0%

Lynch Telephone Corporation X ..................     100.0%
  Central Utah Telephone, Inc. .................     100.0%
        Skyline Telecom ........................     100.0%
        Bear Lake Communications, Inc. .........     100.0%
  Central Telecom Services, L.L.C ..............     100.0%

  Lynch Entertainment, LLC .....................     100.0%
  Lynch Entertainment Corporation II ...........     100.0%

Subsidiary                                                  Owned by Lynch
----------                                                  ---------------

  Lynch Multimedia Corporation ............................  100.0%
    CLR Video, LLC ........................................   60.0%
The Morgan Group, Inc. ....................................   70.2%(V)/55.6%(O)
Morgan Drive Away, Inc. ...................................   70.2%(V)/55.6%(O)
    Transport Services Unlimited, Inc. ....................   70.2%(V)/55.6%(O)
  Interstate Indemnity Company ............................   70.2%(V)/55.6%(O)
  Morgan Finance, Inc. ....................................   70.2%(V)/55.6%(O)
  TDI, Inc. ...............................................   70.2%(V)/55.6%(O)
    Home Transport Corporation ............................   70.2%(V)/55.6%(O)
    MDA Corporation .......................................   70.2%(V)/55.6%(O)

Lynch PCS Communications Corporation ......................  100.0%
  Lynch PCS Corporation A .................................  100.0%
  Lynch PCS Corporation F .................................  100.0%
  Lynch PCS Corporation G .................................  100.0%
  Lynch PCS Corporation H .................................  100.0%
  Lynch Paging Corporation ................................  100.0%

  Lynch Telephone Corporation .............................   83.1%
    Western New Mexico Telephone Company, Inc. ............   83.1%
    Interactive Networks Corporation ......................   83.1%
    WNM Communications Corporation ........................   83.1%
    Wescel Cellular, Inc. .................................   83.1%
      Wescel Cellular of New Mexico, L.P. .................   42.4%
    Wescel Cellular, Inc. II ..............................   83.1%
      Northwest New Mexico Cellular, Inc. .................   40.6%
      Northwest New Mexico Cellular of New Mexico, L.P. ...   20.7%
        Enchantment Cable Corporation .....................   83.1%
Lynch Telephone II, LLC ...................................  100.0%
   Inter-Community Telephone Company, LLC .................  100.0%
     Inter-Community Telephone Company II, LLC ............  100.0%
   Valley Communications, Inc. ............................  100.0%
Lynch Telephone Corporation III ...........................   81.0%
   Cuba City Telephone Exchange Company ...................   81.0%
   Belmont Telephone Company ..............................   81.0%

Notes: (V)=Percentage voting control; (O)=Percentage of equity ownership

A.    Basis of Presentation

Lynch Interactive Corporation (the "Company" or Interactive") consolidates the operating results of its telephone and cable television subsidiaries (60-100% owned at June 30, 2001 and December 31, 2000) and The Morgan Group, Inc. ("Morgan"), in which, at June 30, 2001 and December 31, 2000, the Company owned 70.2% of the voting power and 55.6% of the common equity. On July 12, 2001, the Company, through its wholly owned subsidiary Brighton Communications Corporation, acquired 1.0 million shares of Morgan's Class B Common Stock from Morgan at $2.00 per share. As a result of this transaction, the Company's ownership in Morgan increased to 80.8% of the voting power and 68.8% of the common equity. Interactive is currently considering whether it should retain its investment in Morgan and exploring ways on how to appropriately divest itself of its investment if that decision is made.

All material intercompany transactions and balances have been eliminated.

Investments in affiliates in which the Company does not have a majority voting control are accounted for in accordance with the equity method. The Company accounts for the following affiliated companies on the equity basis of accounting: Coronet Communications Company (20% owned at June 30, 2001 and December 31, 2000), Capital Communications Company, Inc. (49% owned at June 30, 2001 and December 31, 2000) and the cellular partnership operations in New Mexico (17% to 21% owned at June 30, 2001 and December 31, 2000).

The shares of Spinnaker Industries, Inc., in which the Company owns 2.5% of the voting power and 13.6% of the common equity, are accounted for in accordance with Statements of Financial Accounting Standards (SFAS) No. 115 "Investment in Debt and Equity Securities."

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Articles 10 and 11 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company has not yet completed its analysis on how the new rules will affect its accounting for goodwill and other intangible assets, for which implementation is required beginning January 1, 2002. Based on a preliminary analysis, application of the nonamortization provisions of FAS 141 would have resulted in an increase in net income of $2.3 million, $0.75 per share, for the year ended December 31, 2000 and $1.6 million, $0.53 per share, for the six months ended June 30, 2001. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

Certain 2000 amounts have been restated to conform to the 2001 presentation.

B.   Acquisitions

On June 22, 2001, Lynch Telephone Corporation X, a subsidiary of Interactive, acquired Central Utah Telephone, Inc. and subsidiaries, and Central Telcom Services, LLC, a related entity for approximately $15.6 million in cash and notes. Though the purchase price allocation is not yet complete the Company to recorded approximately $14.0 million in goodwill, which is being amortized over 25 years.

The operating results of the acquired company are included in the Statements of Operations from its acquisition date. The following unaudited pro forma information shows the results of the Company's operations as though the acquisition of Central Utah and related entities was made at the beginning of 2000. (In thousands of dollars, except per share data.)

                                         Three Months Ended     Six Months Ended
                                             June 30,              June 30,
                                         2001        2000       2001       2000
                                         ---------------------------------------
Sales and revenues                        $44,836    $47,371    $84,161   $91,946
Net income                                    861        724      1,039     2,824
Basic and diluted earnings per share         0.31       0.26       0.37      1.01


C.   Investment in and Advances to Affiliates Entities

Net investment activity during 2001 for the Company occurred in the following two separate affiliated entities involved in auctions for wireless spectrum:

In the Guard Band auction, PTPMS II Communications, L.L.C. acquired three licenses at a net cost of $6.3 million; Interactive has loans to PTPMS II of $6.1 million, $5.0 million of which was funded in the first quarter of 2001, and owns 49.9% of PTPMS II equity.

In the C&F Block PCS reauction, which ended on January 26, 2001, Theta Communications, LLC acquired one license at a net cost of $4.0 million. The license has not yet been awarded and, as required under Federal Communications Commission rules, Theta has 20% of the cost of the license on deposit. During the first six months ended June 30, 2001, $5.0 million of loans from Interactive to Theta were returned. Lynch Interactive owns 10% of Theta and has committed to fund a portion of the remaining license cost. An affiliate of Interactive also has invested in Theta.

D.   Spin-off of Sunshine PCS Corporation

A subsidiary of the Company had previously owned a 49.9% limited partnership interest in Fortunet Communications, L.P. ("Fortunet").

Fortunet was licensed for 15 MHz of spectrum in three Florida markets covering a population ("POP") of approximately 785,000 (Based on 1999 census data). In February 2001, Fortunet converted from a partnership to a corporation with Interactive receiving 49.9% of common stock. It also changed its name to Sunshine PCS Corporation ("Sunshine"). On February 14, 2001, the Company spun-off its common stock of Sunshine to the Company's shareholders. Prior to the conversion, the Company contributed a portion of the debt owed to it by Fortunet as a contribution to capital and restructured the terms of the remaining debt. The face value of the restructured debt is $16.1 million and the carrying value is $3.4 million at December 31, 2000. In addition, in exchange for a cash infusion of $250,000, the Company acquired (1) 10,000 shares of preferred stock in Sunshine with an aggregate liquidation preference of $10.0 million and (2) warrants to purchase 4,300,000 shares of Sunshine Class A common stock at $0.75 per share. At the time, the Company's obligation to make further loans was terminated.

E.   Indebtedness

The Company maintains a short-term line of credit facility totaling $10.0 million, all of which was available at June 30, 2001. Of note, the Company borrowed $5.5 million under this facility in July 2001. This facility will expire on August 31, 2001.

On July 27, 2001, Morgan obtained a new three-year $12.5 million credit facility "GMAC Commercial Credit LLC." The GMAC credit facility replaces Morgan's previous credit line that had expired on January 28, 2001. The new credit facility will be used for working capital purposes and to post letters of credit for insurance contracts. Borrowings and posted letters of credit on the facility are limited to a borrowing base calculation that includes 85% of eligible receivables and 95% of eligible investments. The facility is secured by accounts receivable, investments, inventory, equipment and general intangibles. The prior Credit Facility matured on January 28, 2001, at which time Morgan had no outstanding debt and $6.6 million of outstanding letters of credit. Morgan was in default of the financial covenants, resulting in the bank failing to renew such credit facility, which in turn resulted in a payment default under such credit facility.


                                                                                  June 30,
The company's long-term debt consists of:                                           2001        December 31,
                                                                                 (Unaudited)      2000
                                                                                  ---------       ----
                                                                                         (In thousands)
Rural Electrification Administration (REA) and Rural Telephone Bank (RTB) notes payable through 2027 at fixed interest rates ranging from 2% to 7.5% (4.9%
weighted average at June 30, 2001), secured by assets of the telephone
companies of $121.0 million ....................................................   $  56,712    $  52,188

Bank Credit facilities utilized by certain telephone and telephone holding companies through 2013, $35.0 million at fixed interest rates averaging 7.6%
and $55.6 million at variable interest rates averaging 6.3%  ...................      90,555       54,799

Unsecured  notes issued in connection with  acquisitions  through 2006, at fixed
interest rates of 10.0% ........................................................      34,709       27,259

Convertible  subordinated  note due in December 2004 at a fixed interest
rate of 6% .....................................................................      10,000       25,000

Other ..........................................................................       3,505        3,346
                                                                                   ---------    ---------
                                                                                     195,481      162,592
Current Maturities .............................................................     (17,658)     (12,582)
                                                                                   ---------    ---------
                                                                                   $ 177,823    $ 150,010
                                                                                   =========    =========

On December 12, 1999, the Company completed the private placement to Cascade Investment LLC ("Cascade") of a $25 million 6% five-year note, convertible into its common stock at $42.50 per share (adjusted for subsequent 2 to 1 stock split) (the "Convertible Notes"). At that time, to assist the Company with the private placement, the Chairman and CEO of the Company, agreed to grant Cascade a one-time option to sell the note to him at 105% of the principal amount thereof. The exercise period was from November 15, 2000 to December 1, 2000. This option to sell is secured by a bank letter of credit, which is secured by the Chairman's escrow of securities. The Company agreed to reimburse the Chairman for the cost of the letter of credit plus his legal fees in connection with the option to sell agreement and obtaining the letter of credit.

On January 16, 2001, the option to sell agreement between Cascade and the Company's Chairman was amended. As amended, Cascade had the right to sell up to $15 million principal amount of Convertible Notes back to the Chairman at any time prior to January 31, 2001 and the right to sell the remaining $10 million of principal amount of Convertible Notes between November 15, 2002, and December 1, 2002. The option to sell is at 105% of the principal amount of Convertible Notes plus accrued and unpaid interest. As a condition to modifying and extending the option to sell, the Company entered into an agreement in December 2000 with its Chairman whereby it will pay for and acquire, on the same terms and conditions, any portion of the Convertible Notes sold by Cascade under this option. During January 2001, Cascade exercised this option with respect to the $15 million of the Convertible Notes and, pursuant to the agreement between the Company and the Chairman, on February 14, 2001, the Company transferred $15.9 million to Cascade, including the 5% premium plus accrued and unpaid interest in exchange for $15.0 million of the Convertible Notes held by Cascade.

The option to sell the remaining $10 million is secured by a collateralized letter of credit in which the collateral is provided by an affiliate of the Chairman. The Company has agreed to pay all legal fees, letter of credit fees and a 10% per annum collateral fee on the amount of collateral provided, which at June 2001 was valued at $10.5 million. The Company can replace the collateral at any time and the collateral fee would be eliminated thereafter.

In January 2001, a subsidiary of the Company borrowed $27.0 million secured by the stock of Western New Mexico Telephone Company. The loan is to be repaid in equal monthly installments over twelve years beginning in April 2001, bearing interest at either bank's prime rate or LIBOR plus 2.5%, or at the Company's option, it can be fixed for its term. $15.9 million of the proceeds were used to acquire $15 million principal amount of Convertible Notes owned by Cascade. The stock of Western New Mexico Telephone Company had previously been used to secure the acquisition facility, the balance of which was $7.9 million prior to repayment in December 2000.

On July 31, 2001, Morgan closed on a new real estate mortgage for $500,000 that is secured by the Company's land and buildings in Elkhart, Indiana. The loan will be used for working capital purposes. The Company's application for additional capacity under this facility is under consideration.

G.       Restatement of Prior Period Earnings

On December 12, 1999, the Company completed the private placement to Cascade Convertible Notes. At that time, to assist the Company with the private placement, the Chairman and CEO of the Company, agreed to grant Cascade a one-time option to sell the note to him at 105% of the principal amount thereof. The exercise period was from November 15, 2000 to December 1, 2000. Under accounting principles generally accepted in the United States relating to significant shareholders, the Company was required to reflect this transaction in its financial statements. Accordingly, quarterly results of operations for the three and six months ended June 30, 2000, have been restated to reflect the recording of $1.25 million (pre-tax) in interest expense associated with the 5% premium. Therefore, the net income was reduced for the three and six-month periods ending June 30, 2000 by $220,000, or $0.08 per share, and $491,000, or $0.17 per share, respectively.

H.       Comprehensive Income

Balances of accumulated other comprehensive income, net of tax, which consists of unrealized gains (losses) on available for sale of securities, at June 30, 2001 and December 31, 2000 are as follows (in thousands):

                                  Unrealized
                                  Gain (Loss)    Tax Effect     Net
                                  ----------     ---------   ---------
Balance at December 31, 2000 ...   $ 2,576       $(1,081)    $ 1,495
Current period unrealized losses    (1,912)          804      (1,108)
Reclassification adjustment ....       (15)            6          (9)
                                   -------        -------    -------
  Balance at June 30, 2001 .....   $   649       $  (271)    $   378
                                   =======       =======     =======

The comprehensive income (loss), for the three and six month periods ending June 30, 2001 and 2000 are as follows (in thousands):

                                                                             Three Months Ended
                                                                             March 31,     June 30,
                                                                               2001          2000
                                                                             ----------------------

Net income for the period ...................................................   $ 1,319    $   913
Unrealized  gains  (losses) on available for sale  securities - net of income
tax .........................................................................       132       (555)
   (expense) benefit of ($94) and $397, respectively
Reclassification adjustment-net of income tax benefits of $6 and
  $302, respectively ........................................................        (9)      (435)
                                                                                -------    -------
Comprehensive income (loss) .................................................   $ 1,442        (77)
                                                                                =======    =======

                                                                                 Six Months Ended
                                                                               March 31,    June 30,
                                                                                 2001        2000
                                                                              ---------------------
Net income for the period ...................................................   $ 1,628    $ 3,194
Unrealized  gains  (losses) on available for sale  securities -
net of income tax ...........................................................    (1,108)    (1,765)
   benefits of $804 and $1,274, respectively
Reclassification Adjustment - net of income tax benefits of $6
  and $301, respectively ....................................................        (9)      (433)
                                                                                -------    -------
Comprehensive income ........................................................   $   511    $   996
                                                                                =======    =======

I.       Stock Split

A two-for-one stock split, was affected through a distribution to its shareholders of one share of the Company's Common Stock for each share of Common Stock owned. The record date was August 28, 2000, and the distribution date was September 11, 2000.

Share and per share data in the accompanying financial statements and notes have been adjusted to reflect this change.

J.       Earnings per share

For the three and six months ended June 30, 2001 and 2000, the following table sets forth the computation of basic and diluted earnings per share.

                                                  Three Months Ended          Six Months Ended
                                                        June 30,                  June 30,
                                                  2001         2000         2001        2000
                                               ---------   ----------   -----------  -----------
   Basic earnings per share                                 (Restated)               (Restated)
   ------------------------
   Numerators:
      Net Income ...........................   $1,319,000   $  913,000   $1,628,000   $3,194,000
Denominator:
      Weighted average shares outstanding ..    2,822,000    2,824,000    2,822,000    2,824,000
Earnings per share:
      Net income ...........................   $     0.47   $     0.32   $     0.58   $     1.13

Diluted earnings per share
Numerators:
     Net Income ............................   $1,319,000   $  913,000   $1,628,000   $3,194,000
     Interest saved on assumed conversion of
        convertible notes - net of tax .....         --           --           --           --
                                               ----------   ----------   ----------   ----------

     Net Income ............................   $1,319,000   $  913,000   $1,628,000   $3,194,000
                                               ----------   ----------   ----------   ----------

Denominators:
      Weighted average shares outstanding ..    2,822,000    2,824,000    2,822,000    2,824,000
      Shares issued on conversion of
         convertible note ..................         --           --           --           --
                                               ----------   ----------   ----------   ----------
      Weighted average share and share
         equivalents .......................    2,822,000    2,824,000    2,822,000    2,824,000
                                               ----------   ----------   ----------   ----------
Earnings per share:
      Net income ...........................   $     0.47   $     0.32   $     0.58   $     1.13
                                               ==========   ==========   ==========   ==========

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

Operating profit is equal to revenues less operating expenses, excluding unallocated general corporate expenses, interest and income taxes. The Registrant allocates a portion of its general corporate expenses to its operating segments. Such allocation was $326,000 and $317,000 for the three months ended June 30, 2001 and 2000, respectively and $652,000 and $634,000 for the six months ended June 30, 2001 and 2000, respectively.

                                                      Three Months Ended         Six Months Ended
                                                           June 30,                  June 30,
                                                       2001        2000        2001          2000
                                                    ----------------------------------------------
                                                         Unaudited                Unaudited
                                                      (In thousands)            (In thousands)
Revenues
Multimedia .......................................   $ 17,451    $ 16,019    $ 34,660    $ 31,590
Services .........................................     25,432      30,432      46,120      58,818
                                                     --------    --------    --------    --------
Combined Total ...................................   $ 42,883    $ 46,451    $ 80,780    $ 90,408
                                                     ========    ========    ========    ========
EBITDA (before corporate allocation):
Multimedia .......................................   $  9,068    $  8,385    $ 17,670    $ 16,545
Services .........................................        673         426         450        (154)
Corporate expenses, gross ........................       (743)       (875)     (1,625)     (1,509)
                                                     --------    --------    --------    --------

Combined total ...................................   $  8,998    $  7,936    $ 16,495    $ 14,882
                                                     ========    ========    ========    ========

Operating profit:
Multimedia .......................................   $  4,613    $  4,163    $  8,782    $  8,188
Services .........................................        398         113         (77)       (785)
Unallocated corporate expense ....................       (383)       (513)       (903)       (802)
                                                     --------    --------    --------    --------
Combined Total ...................................   $  4,628    $  3,763    $  7,802    $  6,601
                                                     ========    ========    ========    ========

Operating profit .................................   $  4,628    $  3,763    $  7,802    $  6,601
Investment income ................................      1,189       1,233       2,443       1,737
Interest expense .................................     (3,458)     (3,562)     (6,975)     (7,203)
Equity in earnings of affiliated companies .......        204         970         369       1,269
Gain on redemption of East/West Preferred Stock ..       --          --          --         4,125
                                                     --------    --------    --------    --------
Income before income taxes, and minority interests   $  2,563    $  2,404    $  3,639    $  6,529
                                                     ========    ========    ========    ========


Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations

SALES AND REVENUES

Revenues for the three months ended June 30, 2001 decreased by $3.6 million to $42.9 million from the second quarter of 2000. Within the operating segments, multimedia revenues increased by $1.4 million or 9%, which was offset by a $5.0 million decrease at The Morgan Group Inc. ("Morgan"), the Company's service subsidiary. The decrease at Morgan was primarily related to a decline in revenues of $5.9 million from Morgan's manufactured housing division. The manufactured housing industry has been in a significant slump since 1999. Based on a report from the Manufactured Housing Institute, shipments of manufactured homes declined by 30% in April and May of 2001 compared to 2000. (June shipments were not available). The second quarter of 2001 was an improvement from the first quarter of 2001 when year over year shipments were down 41%. Multimedia revenues grew in both regulated telecommunications services and the provision of non-traditional telephone services such as Internet.

For the six months ended June 30, 2001, revenues decreased by $9.6 million to $80.8 million as multimedia revenues increased by $3.1 million and service revenues decreased by $12.7 million. The factors cited above that affected the second quarter comparisons, also affected the six-month comparisons.

Home manufacturers have reported weaker financial results during the past eight quarters as a result of weakened demand, tightened consumer audit standards, and increased industry repossessions. Certain of the manufacturers have reported large operating losses that have stressed their financial position. These manufacturers including some of Morgan's significant customers, have closed a significant number of plants and retail centers and may contemplate additional closings.

The impact that this industry cycle will have on Morgan's revenues cannot be predicted, but Morgan may experience decreases in revenue from some of its largest customers. One customer in particular, which has represented less than 17% of Morgan's revenues for the year to date, has recently announced continuing losses and plans to close numerous retail locations. The Company believes it is in its best interest to reduce its dependence on this customer. Based on correspondence and discussion with this customer, it expects that customer will reduce its use of Morgan's services in the coming year. Management of Morgan believes there are new business opportunities that will offset attrition of existing customer business, which will likely occur in the coming year.

Shipments of manufactured homes tend to decline in the winter months in areas where poor weather conditions inhibit transport. This usually reduces operating revenues in the first and fourth quarters of the year. Morgan's operating revenues, therefore, tend to be stronger in the second and third quarters.

On June 22, 2001, a subsidiary of the Company acquired Central Utah Telephone, Inc. and its subsidiaries and Central Telcom Services, L.L.C., a related entity. The inclusion of these operations is expected to result in a higher level of increases in the revenues and operating profits from multimedia in the second half of the year, though the operating profits will be mitigated by the amortization of goodwill.

Operating profit for the three months ended June 30, 2001 increased by $0.9 million to $4.6 million from the second quarter of 2000. Within the operating segments, multimedia's operating profit increased $0.5 million, Morgan's operating profit increased from $0.1 million to $0.4 million. The improvement in Morgan's operating profit, on lower volume, reflects Morgan's cost-reduction efforts over the past 12 months. As a result, Morgan's operating results improved in the second quarter despite the revenue decline. The increase in operating profits in the multimedia resulted from increased revenues, which were offset by the additional start-up costs in developing new communications services.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company has not yet completed its analysis on how the new rules will affect its accounting for goodwill and other intangible assets, for which, implementation is required beginning in the first quarter of 2002. Based on a preliminary analysis, application of the nonamortization provisions of FAS 141 would have resulted in an increase in net income of $2.3 million, $0.75 per share, for the year ended December 31, 2000 and $1.6 million, $0.53 per share, for the six months ended June 30, 2001. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

For the six months  ended June 30,  2001,  operating  profit  increased  by $1.2 million to $7.8 million as multimedia operating profits increased by $0.6 million, Morgan's operating losses decreased by $0.7 million.

Investment income for the quarter ended June 30, 2001 was $1.2 million, about the same as the second quarter of the previous year. During the current year, the Company recorded significant unrealized gains on "trading securities," due to its ownership of Class B shares of Tremont Advisers, Inc. (NASDAQ:TMAV), whereas last year the Company recognized significant realized gains of "available for sale" securities. For the six months ended June 30, 2001, investment income increased $0.7 million from the previous year due to unrealized gains at Tremont.

For the three and six months ended June 30, 2001, interest expense decreased from the prior year period by $0.1 million as increased level of borrowings were offset by lower interest rates and the absence of amortization of a put premium associated with the Company's convertible note issued on December 12, 1999 for the first six months interest expense decreased by $0.2 million reflecting the same factors. This premium was fully amortized by the end of 2000. Interest expense will increase in the second half of 2001 due to the acquisition of Central Utah and related entities.

During the three months ended June 30, 2000, equity in earnings of affiliates was impacted by a net gain of $0.7 million on the sale of cellular towers at two of the Registrant's cellular telephone company investments.

On February 25, 2000, Omnipoint acquired, through a merger all of the outstanding shares of East/West Communications, Inc. At the time of the merger, the Company held redeemable preferred stock of East/West Communications, Inc. with a liquidation value of $8.7 million, including payment in kind of dividends to date. In accordance with its terms, the preferred stock was redeemed at its liquidation value and as a result, the Company recorded a pre-tax gain of $4.1 million in the three months ended March 31, 2000.

The Company owns 1,000,000 shares of Spinnaker Industries, Inc. common stock. As described in the Notes to the accompanying financial statements, the Company accounts for this investment under the provision of Statement of Financial Accounting Standards No. 115 "Investment and Debt and Equity Securities." Under the provision of this standard, the Company records this investment at its publicly traded market value at the end of each accounting period and records the change in unrealized gain (loss) in that period's comprehensive income. The basis of these shares is $3.2 million, or $3.17 per share. At June 30, 2001, the market price of these shares was $2.95 per share, in trading on the American Stock Exchange. During the year ended December 31, 2000, Spinnaker recorded a loss from continuing operations before discontinued operations and extraordinary gain of $17.7 million. Losses of $5.2 million and $2.8 million were recorded for the years ended December 31, 1999 and 1998, respectively. In the first quarter of 2001, Spinnaker recorded a net loss of $41.0 million, including a $36.5 million of restructuring and asset impairment reserves related to the close of its Spinnaker Coating facility in Westbrook, Maine. The Company's management will continue to monitor the market value of its Spinnaker holdings and should the market value of the common shares stay consistently below the $3.2 million basis, management is required to consider if the decline in value is other than temporary, and if so, a write-down would be recorded in its reported financial results. (Of note: at June 30, 2001, the market price of Spinnaker's Class A common shares, none of which are owned by the Company, in trading on the American Stock Exchange was $0.85 per share. The only difference between Spinnaker common and Class A common shares is that the common shares are entitled to 1/10 vote per share and the Class A common shares are entitled to one vote per share. )

In the third quarter of 2001, the Company is expecting to record an administrative fee of $2.7 million of pretax income ($1.6 million or $0.54 per share after income tax effects) relating to services provided in a previously conducted auction for PCS Spectrum.

The income tax provision includes federal, as well as state and local taxes. The tax provision for the six months ended June 30, 2001, and 2000, represent effective tax rates of 45.3% and 48.6%, respectively. The causes of the difference from the federal statutory rate are principally the effect of state income taxes, including the effect of earnings and losses attributable to different state jurisdictions, and the amortization of non-deductible goodwill.

Minority interest decreased earnings by $0.4 million in the three months ended June 30, 2001 and $0.3 million in the three months ended June 30, 2000, increased profits at Morgan caused the swing. A similar variance occurred in the six-month periods.

Net income for the three months ended June 30, 2001 was $1.3 million or $0.47 per share (basic and diluted) as compared to net income of $0.9 million, or $0.32 per share (basic and diluted), in the previous years three-month period. Improved operating results from the multimedia segment and Morgan were the primary cause of the positive variance. Net income for the six months ended June 30, 2001 of $1.6 million or $0.58 per share (basic and diluted) as compared to net income of $3.2 million, or $1.13 per share. The most significant item affecting the swing in earnings was the gain on the redemption of East/West preferred stock ($2.5 million, net of income tax provision) in 2000.

FINANCIAL CONDITION

Liquidity/ Capital Resources

As of June 30, 2001, the Company had current assets of $55.8 million and current liabilities of $50.1 million. Working capital was therefore $5.7 million as compared to $6.8 million at December 31, 2000. The debt restructurings discussed below, acquisition of Central Utah Telephone Company and related entities and the additional investment in Morgan was the primary causes of the change in working capital.

For the first six months, capital expenditures were $7.6 million in 2001 and $6.6 million in 2000.

At June 30, 2001, total debt was $199.1 million, which was $32.2 million higher than the $166.9 million at the end of 2000. At June 30, 2001, there was $139.9 million of fixed interest rate debt averaging 6.97% and $59.2 million of variable interest rate debt averaging 6.6%. Debt at year-end 2000 included $142.9 million of fixed interest rate debt, at an average interest rate of 6.79% and $23.9 million of variable interest rate debt at an average interest rate of 8.49%.

On December 12, 1999, the Company completed the private placement to Cascade Convertible Notes. At that time, to assist the Company with the private placement, the Chairman and CEO of the Company, agreed to grant Cascade a one-time option to sell the note to him at 105% of the principal amount thereof. The exercise period was from November 15, 2000 to December 1, 2000. This option to sell is secured by a bank letter of credit, which is secured by the Chairman's escrow of securities. The Company agreed to reimburse the Chairman for the cost of the letter of credit plus his legal fees in connection with the option to sell agreement and obtaining the letter of credit.

The option to sell the remaining $10 million is secured by a collateralized letter of credit in which the collateral is provided by an affiliate of the Chairman. The Company has agreed to pay all legal fees, letter of credit fees and a 10% per annum collateral fee on the amount of collateral provided, which at June 2001 was valued at $10.5 million. The Company can replace the collateral at any time and the collateral fee would be eliminated from thereafter.

On January 16, 2001, the option to sell agreement between Cascade and the Company's Chairman was amended. As amended, Cascade had the right to sell up to $15 million principal amount of Convertible Notes back to the Chairman at any time prior to January 31, 2001 and the right to sell the remaining $10 million of principal amount of Convertible Notes between November 15, 2002, and December 1, 2002. The option to sell is at 105% of the principal amount of Convertible Notes plus accrued and unpaid interest. As a condition to modifying and extending the option to sell, the Company entered into an agreement in December 2000 with its Chairman whereby it will pay for and acquire, on the same terms and conditions, any portion of the Convertible Notes sold by Cascade under this option. During January 2001, Cascade exercised this option with respect to the $15 million of the Convertible Notes and, pursuant to the agreement between the Company ad the Chairman, on February 14, 2001, the Company transferred $15.9 million to Cascade, including the 5% premium plus accrued and unpaid interest in exchange for $15.0 million of the Convertible Notes held by Cascade.

In January 2001, a subsidiary of the Company borrowed $27.0 million secured by the stock of Western New Mexico Telephone Company. The loan is to be repaid in equal monthly installments over twelve years beginning in April 2001, bearing interest at either bank's prime rate or LIBOR plus 2.5%, or at the Company's option, it can be fixed for its term. $15.9 million of the proceeds were used to acquire $15 million principal amount of Convertible Notes owned by Cascade. The stock of Western New Mexico Telephone Company had previously been used to secure the acquisition facility, the balance of which was $7.9 million prior to repayment in December 2000.

As of June 2001, the Company had $10.0 million available under a short-term line of credit facility, $4.5 million at July 31, 2001, which expires on August 31, 2001.

On July 27, 2001, Morgan obtained a new three-year $12.5 million credit facility "GMAC Commercial Credit LLC." The GMAC credit facility replaces Morgan's previous credit line that had expired on January 28, 2001. The new credit facility will be used for working capital purposes and to post letters of credit for insurance contracts. Borrowings and posted letters of credit on the facility are limited to a borrowing base calculation that includes 85% of eligible receivables and 95% of eligible investments. The facility is secured by accounts receivable, investments, inventory, equipment and general intangibles. The prior Credit Facility matured on January 28, 2001, at which time Morgan had no outstanding debt and $6.6 million of outstanding letters of credit. Morgan was in default of the financial covenants, resulting in the bank failing to renew such credit facility, which in turn resulted in a payment default under such credit facility. On July 12, 2001, the Company acquired 1.0 million shares of Morgan's Class B Common Stock from Morgan at $1.00 per share. As a result of this transaction the Company's ownership increased to 80.8% of the voting power and 68.8% of the common equity.

Effective July 2, 2001, Morgan renewed its primary liability insurance arrangements with Liberty Mutual Group. Morgan has posted increased letters of credit to Liberty Mutual through the new credit facility as collateral for the payment of claim reimbursements. Morgan's management believes the combination of the above financial transactions will be adequate to allow the Company to post all required letters of credit for insurance contracts. As a result of the insurance renewal, Morgan's premium expense will increase substantially over the next twelve months. Morgan anticipates that it will be able to pass a portion of this increase through to its customers, but is unable to predict how much of it will be recoverable.

The Morgan Board of Directors has also authorized its management to further develop plans to provide an opportunity for other shareholders to acquire additional equity investment in Morgan. Interactive is currently considering whether it should retain its investment in Morgan and is exploring ways on how to appropriately divest itself of its investment if that decision is made.

On July 31, 2001, Morgan closed on a new real estate mortgage for $500,000 that is secured by the Company's land and buildings in Elkhart, Indiana. The loan will be used for working capital purposes. The Company's application for additional capacity under this facility is under consideration.

Lynch Corporation, the Company's predecessor, has not paid any cash dividends on its Common Stock since 1989. The Company does not expect to pay cash dividends on its Common Stock in the foreseeable future. The Company currently intends to retain its earnings, if any, for use in its business. Future financings may limit or prohibit the payment of dividends.

The Company has a high degree of financial leverage. As of June 30, 2001, the ratio of total debt to equity was 7.8 to 1. Certain subsidiaries also have high debt to equity ratios. In addition, the debt at subsidiary companies contains restrictions on the amount of readily available funds that can be transferred to the respective parent of the subsidiaries.

The Company has a need for resources primarily to fund future long-term growth objectives. The Company considers various alternative long-term financing sources: debt, equity, or sale of an investment asset. While management expects to obtain adequate financing resources to enable the Company to meet its obligations, there is no assurance that such can be readily obtained or at reasonable costs.

On June 22, 2001, a subsidiary of the Company acquired Central Utah Telephone, Inc. and subsidiaries, a 7,000-access line telephone company located in Utah. The subsidiary has also agreed to acquire Central Telcom Services, LLC, a related entity, which has certain PCS and MMDS interests and Internet, long distant and telephone equipment businesses. The combined aggregate $15.6 million purchase price was financed primarily through the issuance of additional debt and the remaining coming from resources currently available.

The Company has initiated an effort to monetize certain of its assets, including selling a portion or all of certain investments in certain of its operating entities. These may include minority interest in network affiliated television stations and certain telephone operations where competitive local exchange carrier opportunities are not readily apparent. The Company's approximately 13.6% ownership interest in Spinnaker Industries, Inc. (AMEX:SKK) may also be sold in order to fund future growth initiatives. There is no assurance that all or any part of this program can be effectuated on acceptable terms.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risk relating to changes in the general level of U.S. interest rates. Changes in interest rates affect the amounts of interest earned on the Company's cash, cash equivalents and marketable securities ($29.2 million at June 30, 2001 and $29.0 million at December 31, 2000).

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

At June 30, 2001, approximately $59.2 million, or 29.7% of the Company's long-term debt and notes payable bears interest at variable rates. Accordingly, the Company's earnings and cash flows are affected by changes in interest rates. Assuming the current level of borrowings for variable rate debt and assuming a one percentage point change in the 2001 average interest rate under these borrowings, it is estimated that the Company's 2001 six-month interest expense would have changed approximately $0.4 million. In the event of an adverse change in interest rates, management would likely take actions to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, the analysis assumes no such actions. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

                           FORWARD LOOKING INFORMATION

Included in this Management Discussion and Analysis of Financial Condition and Results of Operations are certain forward looking financial and other information, including potential write-downs of its investment in Spinnaker and Morgan. It should be recognized that such information are projections, estimates or forecasts based on various assumptions, including without limitation, meeting its assumptions regarding expected operating performance and other matters specifically set forth, as well as the expected performance of the economy as it impacts the Registrant's businesses, government and regulatory actions and approvals, and tax consequences and cautionary statements set forth in documents filed by the Company and The Morgan Group with the Securities and Exchange Commission. As a result, such information is subject to uncertainties, risks and inaccuracies, which could be material.

PART II.  OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

At the Annual Meeting of Stockholders of the Company held on May 10, 2001, the following persons were elected as Directors with the following votes:

   Name                  Votes For   Votes Withheld
   ----                  ---------   --------------
Paul J. Evanson ......   2,527,638      28,500
John C. Ferrara ......   2,525,438      30,700
Mario J. Gabelli .....   2,526,234      29,904
Daniel R. Lee ........   2,527,208      28,930
David C. Mitchell ....   2,527,638      28,500
Salvatore Muoio ......   2,525,422      30,716
Ralph R. Papitto .....   2,525,422      30,716
Vincent S. Tese ......   2,527,208      28,930

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)      Exhibits
                   Exhibit 10.1  - Central Utah Telephone, Inc.
                       Stock Purchase Agreement
                   Exhibit 10.2  - Membership Purchase Agreement

         (b)      Report on Form 8-K
                      - None

                                    SIGNATURE

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    LYNCH INTERACTIVE CORPORATION
                                            (Registrant)

                                    By: s/Robert E. Dolan
                                    -----------------------------------
                                          Robert E. Dolan
                                          Chief Financial Officer
August 14, 2001