Form 10-Q
period 2001-09-30
LYNCH INTERACTIVE CORP
filed 2001-11-14
CIK 1088771

SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                    ---------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001
                               ------------------

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

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practical date.

            Class                               Outstanding at November 1, 2001
            -----                               -------------------------------
Common Stock, $.0001 par value                             2,820,051

                                      INDEX

                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES

PART I.     FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)
         ---------------------

Condensed Consolidated Balance Sheets
  -      September 30, 2001
  -      December 31, 2000

Condensed Consolidated Statements of Operations:
  -      Three and nine months ended September 30, 2001 and 2000

Condensed Consolidated Statements of Cash Flows:
  -      Nine months ended September 30, 2001 and 2000

Notes to Condensed Consolidated Financial Statements


Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations
          ---------------------------------------------

Item 3.  Quantitative and Qualitative Disclosure About Market Risk
         ---------------------------------------------------------


PART II.    OTHER INFORMATION



SIGNATURE


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIAIRES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)
                                                                          September 30,   December 31,
                                                                              2001            2000
                                                                          ------------    ------------
    ASSETS                                                                 (Unaudited)       (Note)
    CURRENT ASSETS:
    Cash and cash equivalents ............................................   $  30,991    $  24,834
    Marketable securities ................................................       2,370        2,066
    Receivables, less allowances of $186 and $155 ........................       8,249        7,266
    Other current assets .................................................       6,328        5,315
    Current assets to be distributed to shareholders .....................      18,415       12,220
                                                                             ---------    ---------
TOTAL CURRENT ASSETS .....................................................      66,353       51,701

PROPERTY, PLANT AND EQUIPMENT:
    Land .................................................................         772          490
    Buildings and improvements ...........................................       9,412        8,559
    Machinery and equipment ..............................................     176,856      151,481
                                                                             ---------    ---------
                                                                               187,040      160,530
    Accumulated Depreciation .............................................     (74,054)     (64,961)
                                                                             ---------    ---------
                                                                               112,986       95,569
EXCESS OF COST OVER FAIR VALUE OF NET ASSETS
   ACQUIRED, NET .........................................................      66,214       52,222
INVESTMENTS IN AND ADVANCES TO AFFILIATED ENTITIES .......................      14,016       13,284
INVESTMENT IN SPINNAKER INDUSTRIES INC ...................................       1,900        5,250
OTHER ASSETS .............................................................      11,778       11,335
NON CURRENT ASSETS TO BE DISTRIBUTED TO SHAREHOLDERS .....................      10,305       11,049
                                                                             ---------    ---------
TOTAL ASSETS .............................................................   $ 283,552    $ 240,410
                                                                             =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Notes payable to banks ...............................................   $   8,647    $   4,333
    Trade accounts payable ...............................................       1,273          424
    Accrued interest payable .............................................       2,006        2,504
    Accrued liabilities ..................................................      16,126       14,472
    Current maturities of long-term debt .................................      16,784       12,365
    Current liabilities to be distributed to shareholders ................      14,984       10,801
                                                                             ---------    ---------
TOTAL CURRENT LIABILITIES ................................................      59,820       44,899

LONG-TERM DEBT ...........................................................     175,533      149,939
DEFERRED INCOME TAXES ....................................................       7,901        7,746
OTHER LIABILITIES ........................................................         502          502
MINORITY INTERESTS .......................................................       6,047        5,539
NON CURRENT LIABILITIES AND MINORITY INTERESTS TO BE
   DISTRIBUTED TO SHAREHOLDERS ...........................................       7,997        8,386

SHAREHOLDERS' EQUITY
   COMMON STOCK, $0.0001 PAR VALUE-10,000,000 SHARES
    AUTHORIZED; 2,824,766 issued (at stated value)
    2,821,851 and 2,821,666 outstanding ..................................        --           --
   ADDITIONAL PAID - IN CAPITAL ..........................................      21,406       21,404
   RETAINED EARNINGS .....................................................       3,875          652
   ACCUMULATED OTHER COMPREHENSIVE INCOME ................................         614        1,495
   TREASURY STOCK, 2,915 AND 3,100 SHARES AT COST ........................        (143)        (152)
                                                                             ---------    ---------
   TOTAL SHAREHOLDERS' EQUITY ............................................      25,752       23,399
                                                                             ---------    ---------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..............................   $ 283,552    $ 240,410
                                                                             =========    =========

Note: The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

  See accompanying notes.




                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
               (In thousands, except share and per share amounts)

                                                         Three Months Ended            Nine Months Ended
                                                            September 30,               September 30,
                                                          2001           2000         2001           2000
                                                        -------         ------       ------         ------
                                                                      (Restated)                  (Restated)
SALES AND REVENUES ..............................   $    23,934    $    17,899    $    58,594    $    49,489


COSTS AND EXPENSES:
Operations ......................................        14,922         12,303         40,217         34,878
Corporate expenses, net .........................           627            894          2,133          2,523
                                                     -----------   -----------    -----------    -----------
OPERATING PROFIT ................................         8,365          4,702         16,244         12,088
Combined total Other income (expense):
  Investment income .............................           200            968          2,593          2,644
  Interest expense ..............................        (3,865)        (3,495)       (10,697)       (10,504)
  Equity in earnings of affiliated companies ....           213            195            582          1,464
  Impairment of investment in
    Spinnaker Industries, Inc. ..................        (1,294)          --           (1,294)          --
  Gain on redemption of East/West preferred stock          --             --             --            4,125
Total operating profit for reportable segments       -----------   -----------    -----------    -----------
                                                         (4,746)        (2,332)        (8,816)        (2,271)

INCOME FROM CONTINUING OPERATIONS
BEFORE INCOME TAXES AND MINORITY INTERESTS
                                                          3,619          2,370          7,428          9,817
Provision for income taxes ......................        (1,649)        (1,202)        (3,554)        (4,693)
Minority Interests ..............................          (185)          (234)          (508)          (664)
                                                     -----------   -----------    -----------    -----------
INCOME FROM CONTINUING OPERATIONS ...............         1,785            934          3,366          4,460

Income (loss) from operations of
The Morgan Group, Inc., which are being
distributed to shareholders (less income tax
(provision) benefit of  $--, $(26), $265, and
$293 and minority interests of $69, $(31),
$31, and $236) ..................................          (190)            44           (143)          (288)
                                                     -----------   -----------    -----------    -----------
NET INCOME ......................................    $    1,595    $       978    $     3,223    $     4,172
                                                     ===========   ===========    ===========    ===========

Basic and diluted weighted average
   shares outstanding ...........................     2,822,000      2,822,000      2,822,000      2,824,000

BASIC & DILUTED EARNINGS PER SHARE:

INCOME FROM CONTINUING OPERATIONS ...............   $      0.63    $      0.33    $      1.19    $      1.58
Income (loss) from operations of
  The Morgan Group, Inc. ........................         (0.06)          0.02          (0.05)         (0.10)
                                                    -----------    -----------    -----------    -----------
    NET INCOME ..................................   $      0.57    $      0.35    $      1.14    $      1.48
                                                    ===========    ===========    ===========    ===========

See accompanying notes.



                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)
                                                                                   Nine Months Ended
                                                                                      September 30,
                                                                                    2001         2000
                                                                                   ------       ------
OPERATING ACTIVITIES                                                                          (Restated)
Net income .....................................................................   $  3,223    $  4,172
Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization ...............................................     13,177      11,720
   Net effect of purchases and sales of trading securities .....................       (304)       (521)
   Share of operations of affiliated companies .................................       (582)     (1,464)
   Gain on redemption of East/West preferred stock .............................          0      (4,125)
   Impairment on investment in Spinnaker Industries, Inc .......................      1,294        --
   Gain on sale of available for sale securities ...............................       (296)       (770)
   Minority interests ..........................................................        508         664
   Non-cash items and changes in operating asset and liabilities
     from operations to be distributed to shareholders .........................     (1,057)      1,104
   Changes in operating assets and liabilities:
        Receivables ............................................................        101        (354)
        Accounts payable and accrued liabilities ...............................        823      (1,633)
        Other ..................................................................       (516)       (512)
   Other .......................................................................          0         713
                                                                                   --------    --------
NET CASH PROVIDED BY OPERATING ACTIVITIES ......................................     16,371       8,994
                                                                                   --------    --------
INVESTING ACTIVITIES
Capital expenditures ...........................................................    (12,982)    (11,546)
Investment in and advances to affiliated entities ..............................       (185)     (1,651)
Proceeds from redemption of East/West preferred stock ..........................          0       8,712
Acquisition of Central Utah Telephone Company
(total cost, less debt assumed and cash
 equivalents acquired) .........................................................     (6,889)          0
Investing activities at operations to be
  distributed to shareholders ..................................................     (3,681)       (116)
Proceeds from sale of available for sale securities ............................        494       1,294
Other ..........................................................................       (377)      1,291
                                                                                   --------    --------
NET CASH USED IN INVESTING ACTIVITIES ..........................................    (23,620)     (2,016)
                                                                                   --------    --------
FINANCING ACTIVITIES
Issuance of long term debt .....................................................     27,148       1,200
Repayments of long term debt ...................................................    (21,148)     (3,812)
Net (repayments) borrowings under lines of credit ..............................      4,314         749
Treasury stock transactions ....................................................         11        (127)
Financing activities from operations to be
  distributed to shareholders ..................................................      3,081        (700)
Other ..........................................................................          0         102
                                                                                   --------    --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ............................     13,406      (2,588)
                                                                                   --------    --------

Net increase in cash and cash equivalents ......................................      6,157       4,390
Cash and cash equivalents at beginning of period ...............................     24,834      27,507
                                                                                   --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .....................................   $ 30,991    $ 31,897
                                                                                   ========    ========

See accompanying notes.

              NOTES TO CONDENSED CONDOLIDATED FINANCIAL STATEMENTS

A.   Subsidiaries of the Registrant

As of September 30, 2001, the Subsidiaries of the Registrant are as follows:

Subsidiary                                       Owned by Interactive
----------                                       --------------------

Brighton Communications Corporation ............     100.0%
  Lynch Telephone Corporation IV ...............     100.0%
    Bretton Woods Telephone Company ............     100.0%
    World Surfer, Inc. .........................     100.0%
  Lynch Kansas Telephone Corporation ...........     100.0%
  Lynch Telephone Corporation VI ...............      98.0%
    JBN Telephone Company, Inc. ................      98.0%
      JBN Finance Corporation ..................      98.0%
    Giant Communications, Inc. .................     100.0%
    Lynch Telephone Corporation VII ............     100.0%
      USTC Kansas, Inc. ........................     100.0%
       Haviland Telephone Company, Inc. ........     100.0%
        Haviland Finance Corporation ...........     100.0%
  DFT Communications Corporation ...............     100.0%
    Dunkirk & Fredonia Telephone Company .......     100.0%
      Cassadaga Telephone Company ..............     100.0%
        Macom, Inc. ............................     100.0%
      Comantel, Inc. ...........................     100.0%
        Erie Shore Communications, Inc. ........     100.0%
        D&F Cellular Telephone, Inc. ...........     100.0%
    DFT Long Distance Corporation ..............     100.0%
    DFT Local Service Corporation ..............     100.0%
  LMT Holding Corporation ......................     100.0%
    Lynch Michigan Telephone Holding Corporation     100.0%
        Upper Peninsula Telephone Company ......     100.0%
        Alpha Enterprises Limited ..............     100.0%
          Upper Peninsula Cellular North, Inc. .     100.0%
          Upper Peninsula Cellular South, Inc. .     100.0%

  Lynch Telephone Corporation IX ...............     100.0%
    Central Scott Telephone Company ............     100.0%
        CST Communications Inc. ................     100.0%
  Global Television, Inc. ......................     100.0%
  Inter-Community Acquisition Corporation ......     100.0%
  Home Transport Service, Inc. .................     100.0%

Lynch Telephone Corporation X ..................     100.0%
  Central Utah Telephone, Inc. .................     100.0%
        Skyline Telecom ........................     100.0%
        Bear Lake Communications, Inc. .........     100.0%
  Central Telecom Services, L.L.C ..............     100.0%

  Lynch Entertainment, LLC .....................     100.0%
  Lynch Entertainment Corporation II ...........     100.0%




Subsidiary                                              Owned by Lynch
----------                                              --------------

Lynch Multimedia Corporation ..........................     100.0%
    CLR Video, LLC ....................................      60.0%
The Morgan Group, Inc. ................................      80.8%(V)/68.5%(O)
Morgan Drive Away, Inc. ...............................      80.8%(V)/68.5%(O)
    Transport Services Unlimited, Inc. ................      80.8%(V)/68.5%(O)
  Interstate Indemnity Company ........................      80.8%(V)/68.5%(O)
  Morgan Finance, Inc. ................................      80.8%(V)/68.5%(O)
  TDI, Inc. ...........................................      80.8%(V)/68.5%(O)
    Home Transport Corporation ........................      80.8%(V)/68.5%(O)
    MDA Corporation ...................................      80.8%(V)/68.5%(O)

Lynch PCS Communications Corporation ..................     100.0%
  Lynch PCS Corporation A .............................     100.0%
  Lynch PCS Corporation F .............................     100.0%
  Lynch PCS Corporation G .............................     100.0%
  Lynch PCS Corporation H .............................     100.0%

  Lynch Paging Corporation ............................     100.0%

  Lynch Telephone Corporation .........................      83.1%
    Western New Mexico Telephone Company, Inc. ........      83.1%
    Interactive Networks Corporation ..................      83.1%
    WNM Communications Corporation ....................      83.1%
    Wescel Cellular, Inc. .............................      83.1%
      Wescel Cellular of New Mexico, L.P. .............      42.4%
    Wescel Cellular, Inc. II ..........................      83.1%
      Northwest New Mexico Cellular, Inc. .............      40.6%
      Northwest New Mexico Cellular of New Mexico, L.P.      20.7%
        Enchantment Cable Corporation .................      83.1%

Lynch Telephone II, LLC ...............................     100.0%
   Inter-Community Telephone Company, LLC .............     100.0%
     Inter-Community Telephone Company II, LLC ........     100.0%
   Valley Communications, Inc. ........................     100.0%
Lynch Telephone Corporation III .......................      81.0%
   Cuba City Telephone Exchange Company ...............      81.0%
   Belmont Telephone Company ..........................      81.0%

Notes: (V)=Percentage voting control; (O)=Percentage of equity ownership

B.    Basis of Presentation
--    ---------------------

Lynch Interactive Corporation (the "Company" or "Interactive") consolidates the operating results of its telephone and cable television subsidiaries (60-100% owned at September 30, 2001 and December 31, 2000).

At December 31, 2000, the Company owned 70.2% of the voting power and 55.6% of the common equity of The Morgan Group, Inc. ("Morgan"). On July 12, 2001, the Company, through its wholly owned subsidiary Brighton Communications Corporation, acquired 1.0 million shares of Morgan's Class B Common Stock from Morgan at $2.00 per share. As a result of this transaction, the Company's ownership in Morgan increased to 80.8% of the voting power and 68.8% of the common equity. On August 17, 2001, the Board of Directors of the Company authorized management to spin off its investment in Morgan (see Note C).

All material intercompany transactions and balances have been eliminated.

Investments in affiliates in which the Company does not have a majority voting control are accounted for in accordance with the equity method. The Company accounts for the following affiliated companies on the equity basis of accounting: Coronet Communications Company (20% owned at September 30, 2001 and December 31, 2000), Capital Communications Company, Inc. (49% owned at September 30, 2001 and December 31, 2000) and the cellular partnership operations in New Mexico (17% to 21% owned at September 30, 2001 and December 31, 2000).

The shares of Spinnaker Industries, Inc., in which the Company owns 2.5% of the voting power and 13.6% of the common equity, are accounted for in accordance with Statements of Financial Accounting Standards (SFAS) No. 115 "Investment in Debt and Equity Securities." During the third quarter of 2001, the Company recorded an impairment charge relating to its investment in Spinnaker (see Note
H).

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Articles 10 and 11 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

In September 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company has not yet completed its analysis on how the new rules relating to amortization and impairment will affect its accounting for goodwill and other intangible assets, for which implementation is required beginning January 1, 2002. Based on a preliminary analysis, application of the nonamortization provisions of FAS 142 would have resulted in an increase in income from continuing operations of $2.1 million, $0.68 per share, for the year ended December 31, 2000 and $1.7 million, $0.56 per share, for the nine months ended September 30, 2001. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company. The Company adopted the accounting requirements of SFAS 141 as of July 1, 2001.

In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede FASB Statement No. 121, Accounting for the Impairment of
Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and provide a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of FASB Statement 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The new rules also will supersede the provisions of APB Opinion 30 with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the periods in which the losses are incurred (rather as of the measurement date as presently required by APB 30). In addition, more dispositions will qualify for discontinued operations treatment in the income statement. The Company has not yet determined what the effect of FASB 144 will be on the earnings and financial position of the Company.

Certain 2000 amounts have been restated and reclassified to conform to the 2001 presentation.

C.       Spin-off of Morgan
--       ------------------

On August 17, 2001, the Board of Directors of Interactive authorized management to distribute its holdings in Morgan to Interactive's shareholders. Interactive expects to complete the spin off in the fourth quarter of 2001 or the first quarter of 2002. As currently structured, common shares of Morgan that are currently held by the company will be placed in a wholly owned subsidiary ("Morgan Holdings") and that subsidiary will be distributed to Interactive's common shareholders in a tax free transaction. Morgan currently has on file with the Securities and Exchange Commission a preliminary registration statement registering warrants that will be issued to all of its current shareholders to acquire newly issued shares of Class A and Class B Morgan common stock. The warrants that are to be issued to Interactive will also be placed in Morgan Holdings. Pursuant to the spin off, each Interactive shareholder would receive one share of Morgan Holdings for each share of Interactive owned.

As a result, the Company's services segment, which consisted solely of the operations of Morgan, is being reported as operations to be distributed to shareholders in the accompanying condensed consolidated financial statements. Accordingly, operating results of Morgan have been segregated from continuing operations and reported as a separate line item on the Statement Of Operations.

Interactive has restated its prior year financial statements to present the operating results of Interactive on a comparable basis. Morgan's net sales were $24.8 million and $28.6 million, respectively, for the three-month periods ending September 30, 2001 and 2000 and $71.0 million and $87.4 million for the nine-month periods ended September 30, 2001 and 2000, respectively, and $108.0 million, $145.6 million and $150.5 million for the fiscal years ended December 31, 2000, 1999 and 1998, respectively.

The net assets of Morgan Holdings included in the accompanying condensed consolidated balance sheets as of September 30, 2001 and December 31, 2000 consist of the following:

(In thousands)                                            September 30,  December 31,
                                                                2001        2000
                                                            (Unaudited)
                                                             ----------  -----------
Cash and cash equivalents ...................................   $ 4,016   $ 2,092
Accounts receivable, net ....................................     9,665     7,881
Deferred income taxes .......................................       319       601
Prepaids and other ..........................................     4,415     1,646
                                                                -------   -------
Current assets to be distributed to shareholders ............   $18,415   $12,220
                                                                =======   =======

Property, plant and equipment, net ..........................   $ 3,477   $ 3,688
Excess of cost over net fair value of net assets acquired net     6,376     6,727
Other Assets ................................................       452       634
                                                                -------   -------
Non-current assets to be distributed to shareholders ........   $10,305   $11,049
                                                                =======   =======

Notes payable ...............................................   $ 1,369   $  --
Accounts payable ............................................     4,812     2,299
Accrued liabilities .........................................     8,656     8,285
Current portion of long term debt ...........................       147       217
                                                                -------   -------
Current liabilities to be distributed to shareholders .......   $14,984   $10,801
                                                                =======   =======

Long term debt ..............................................   $    16   $    71
Deferred income taxes .......................................       282       282
Other liabilities ...........................................     4,821     5,122
Minority interest ...........................................     2,878     2,911
                                                                -------   -------
Non-current liabilitie and minority interest
 to be distributed to shareholders ..........................   $ 7,997   $ 8,386
                                                                =======   =======

D.   Acquisitions
--   ------------

On June 22, 2001, Lynch Telephone Corporation X, a subsidiary of Interactive, acquired Central Utah Telephone, Inc. and its subsidiaries, and Central Telcom Services, LLC, a related entity, for approximately $15.6 million in cash and notes. Though the purchase price allocation is not yet complete, the Company has recorded approximately $14.9 million in goodwill, which is being amortized over 25 years.

The operating results of the acquired company are included in the Statements of Operations from its acquisition date. The following unaudited pro forma information shows the results of the Company's operations as though the acquisition of Central Utah and related entities was made at the beginning of 2000. (In thousands of dollars, except per share data.)

                                       Three Months Ended    Nine Months Ended
                                         September 30,        September 30,
                                        2001       2000      2001      2000
                                        ----------------    -----------------
Sales and revenues .................   $23,934   $19,299   $61,975   $53,497
Income from Continuing Operations ..     1,785       750     2,777     3,927
Basic and diluted earnings per share      0.63      0.27      0.98      1.39


E.   Investment in and Advances to Affiliates Entities
--   -------------------------------------------------

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

In the C&F Block PCS reauction, which ended on January 26, 2001, Theta Communications, LLC acquired one license at a net cost of $4.0 million. The license has not yet been awarded and, as required under Federal Communications Commission rules, Theta has 20% of the cost of the license on deposit. During the nine months ended September 30, 2001, $5.0 million of loans from Interactive to Theta were returned. Lynch Interactive owns 10% of Theta and has committed to fund a portion of the remaining license cost. An affiliate of Interactive also has invested in Theta.

F.   Spin-off of Sunshine PCS Corporation
--   ------------------------------------

A subsidiary of the Company had previously owned a 49.9% limited partnership interest in Fortunet Communications, L.P. ("Fortunet").

Fortunet was licensed for 15 MHz of spectrum in three Florida markets covering a population ("POP") of approximately 785,000 (Based on 1999 census data). In February 2001, Fortunet converted from a partnership to a corporation with Interactive receiving 49.9% of common stock. It also changed its name to Sunshine PCS Corporation ("Sunshine"). On February 14, 2001, the Company spun-off its common stock of Sunshine to the Company's shareholders. Prior to the conversion, the Company contributed a portion of the debt owed to it by Fortunet as a contribution to capital and restructured the terms of the remaining debt. The face value of the restructured debt is $16.1 million and the carrying value was $3.4 million at December 31, 2000 and September 30, 2001. In addition, in exchange for a cash infusion of $250,000, the Company acquired (1) 10,000 shares of preferred stock in Sunshine with an aggregate liquidation preference of $10.0 million and (2) warrants to purchase 4,300,000 shares of Sunshine Class A common stock at $0.75 per share. At the time, the Company's obligation to make further loans was terminated.

G.  Administrative Fee
--  ------------------

During the third quarter of 2001, the Company recorded an administration fee of $2.8 million for services provided to a related entity in a Federal Communications Commission conducted auction for spectrum to be used for the provision of personal communications services. The auction was conducted in 1999 and the fee was based on the entity's realization of the licenses acquired. This fee is included in "Sales and Revenues" in the Consolidated Statement of Operations.

H.  Investment In Spinnaker Industries, Inc.
--  ---------------------------------------

The Company owns 1.0 million shares of Spinnaker Industries, Inc. common stock. On September 30, 2001, in trading on the American Stock Exchange, the closing price of the common stock was $1.90 per share, which was below the Company's basis in such shares of $3.19 per share. In the opinion of management, this decline in value is other than temporary and in accordance with SFAS No. 115, the Company recorded an impairment of its investment in Spinnaker by $1,294,000 to $1,900,000.

On November 13, 2001, Spinnaker announced that it has commenced voluntary proceedings under Chapter 11 of the U.S. Bankruptcy Code for the purpose of facilitating and accelerating its financial restructuring. Spinnaker also announced that is has reached agreement, subject to Bankruptcy Court approval, with its existing lenders to provide up to $30 million in debtor-in possession financing, which Spinnaker believes will allow it to continue operating its business in the ordinary and customary manner.

Interactive will continue to monitor its investment in Spinnaker and record further impairments of such investment if and when appropriate.

I.   Indebtedness
--   ------------

The Company maintains a short-term line of credit facility totaling $10.0 million, $4.5 million of which was available at September 30, 2001. This facility will expire on August 31, 2002.

                                                                                 September 30,
The Company's long-term debt consists of:                                            2001         December 31,
                                                                                  (Unaudited)        2000
                                                                                  -----------        ----
                                                                                         (In thousands)
Rural Electrification Administration (REA) and Rural Telephone Bank (RTB) notes payable through 2027 at fixed interest rates ranging from 2% to 7.5% (4.9%
weighted average at September 30, 2001), secured by assets of the telephone
companies of $121.0 million ....................................................   $  56,012    $  52,188


Bank Credit facilities utilized by certain telephone and telephone holding companies through 2013, $34.0 million at fixed interest rates averaging 7.9%
and $54.4 million at variable interest rates averaging 5.5%  ...................      88,605       54,799

Unsecured  notes issued in connection with  acquisitions  through 2006, at fixed
interest rates of 10.0% ........................................................      34,611       27,259

Convertible  subordinated  note due in December 2004 at a fixed interest
rate of 6% .....................................................................      10,000       25,000

Other ..........................................................................       3,089        3,058
                                                                                   ---------    ---------
                                                                                     192,317      162,304
                                                                                   ---------    ---------
Current Maturities .............................................................     (16,784)     (12,365)
                                                                                   ---------    ---------
                                                                                   $ 175,533    $ 149,939
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

The option to sell the remaining $10 million is secured by a collateralized letter of credit in which the collateral is provided by an affiliate of the Chairman. The Company has agreed to pay all legal fees, letter of credit fees and a 10% per annum collateral fee on the amount of collateral provided, which at September 2001 was valued at $10.5 million. The Company can replace the collateral at any time and the collateral fee would be eliminated thereafter.

In January 2001, a subsidiary of the Company borrowed $27.0 million secured by the stock of Western New Mexico Telephone Company. The loan is to be repaid in equal monthly installments over twelve years beginning in April 2001, bearing interest at either the bank's prime rate or LIBOR plus 2.5%, or at the Company's option, it can be fixed for its term. $15.9 million of the proceeds were used to acquire $15 million principal amount of Convertible Notes owned by Cascade. The stock of Western New Mexico Telephone Company had previously been used to secure the acquisition facility, the balance of which was $7.9 million prior to repayment in December 2000.

J.       Restatement of Prior Period Earnings
--       ------------------------------------

On December 12, 1999, the Company completed the private placement to Cascade of Convertible Notes (see Note I). At that time, to assist the Company with the private placement, the Chairman and CEO of the Company, agreed to grant Cascade a one-time option to sell the note to him at 105% of the principal amount thereof. The exercise period was from November 15, 2000 to December 1, 2000. Under accounting principles generally accepted in the United States relating to significant shareholders, the Company was required to reflect this transaction in its financial statements. Accordingly, quarterly results of operations for the three and nine months ended September 30, 2000, have been restated to reflect the recording of $1.25 million (pre-tax) in interest expense associated with the 5% premium. Therefore, the net income was reduced for the three and nine-month periods ended September 30, 2000 by $222,000, or $0.08 per share, and $713,000, or $0.25 per share, respectively.

K.       Comprehensive Income
--       --------------------

Balances of accumulated other comprehensive income, net of tax, which consists of unrealized gains (losses) on available for sale of securities, at September 30, 2001 and December 31, 2000 are as follows (in thousands):

                                 Unrealized
                                 Gain (Loss)  Tax Effect    Net
                                 -----------  ----------  ------

Balance at December 31, 2000 ...   $ 2,576    $(1,081)   $ 1,495
Current period unrealized losses    (2,613)     1,099     (1,514)
Reclassification adjustment ....     1,095       (462)       633
                                   -------    -------    -------
  Balance at September 30, 2001    $ 1,058    $  (444)   $   614
                                   =======    =======    =======

The comprehensive income (loss), for the three and nine month periods ending September 30, 2001 and 2000 are as follows (in thousands):

                                                            Three Months Ended
                                                          March 31,  September 30,
                                                            2001        2000
                                                          -----------------------
Net income for the period ...............................   $ 1,595    $   978
Unrealized  gains  (losses) on available
for sale  securities - net of income tax ................      (449)      (486)
   benefits of $326 and $342, respectively
Reclassification adjustment-net of income tax
  (provision) benefits of ($498) and $12, respectively ..       685        (18)
                                                            -------    -------
Comprehensive income ....................................   $ 1,831        474
                                                            =======    =======


                                                             Nine Months Ended
                                                           March 31,   September 30,
                                                              2001        2000
                                                           ----------------------
Net income for the period .................................   $ 3,223    $ 4,172
Unrealized  gains  (losses) on available
for sale  securities - net of income tax ..................    (1,514)    (2,249)
   benefits of $1,099 and $1,614, respectively
Reclassification Adjustment - net of income tax (provision)
  benefits of ($462) and $316, respectively ...............       633       (454)
                                                              -------    -------
Comprehensive income ......................................   $ 2,342    $ 1,469
                                                              =======    =======

L.       Stock Split
--       -----------

A two-for-one stock split, was affected through a distribution to its shareholders of one share of the Company's Common Stock for each share of Common Stock owned. The record date was August 28, 2000, and the distribution date was September 11, 2000.

Share and per share data in the accompanying financial statements and notes have been adjusted to reflect this change.

M.       Subsequent Event
--       ----------------

During the fourth quarter of 2001, as a result of litigation settlement, the Company acquired the remaining 40% in CLR Video, L.L.C. that it did not own. CLR Video, L.L.C. provides cable television service to approximately 2,400 subscribers in northeast Kansas.

N.       Segment Information
--       -------------------

As a result of the decision to spin-off its investment in Morgan (see Note C), the Company is principally engaged in one business segment: multimedia. All businesses are located domestically, and substantially all revenues are domestic. The Company's operations include local telephone companies, a cable TV company, an investment in PCS entities and investments in two network-affiliated television stations.

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

Operating profit is equal to revenues less operating expenses, excluding unallocated general corporate expenses, interest and income taxes. The Registrant allocates a portion of its general corporate expenses to its operating segment. Such allocation was $301,000 and $292,000 for the three months ended September 30, 2001 and 2000, respectively and $903,000 and $876,000 for the nine months ended September 30, 2001 and 2000, respectively.


                                                            Three Months Ended       Nine Months Ended
                                                                September 30,           September 30,
                                                             2001        2000        2001         2000
                                                           --------    --------    --------     --------
                                                                    Unaudited               Unaudited
                                                                 (In thousands)           (In thousands)
Revenues ...............................................   $ 23,934    $ 17,899    $ 58,594    $ 49,489
                                                           ========    ========    ========    ========

EBITDA (before corporate allocation):
Operations .............................................   $ 13,950    $  9,763    $ 31,620    $ 26,408
Corporate expenses, gross ..............................       (624)     (1,066)     (2,199)     (2,675)
                                                           --------    --------    --------    --------
  Combined total .......................................   $ 13,326    $  8,697    $ 29,421      23,733
                                                           ========    ========    ========    ========

Operating profit:
Multimedia .............................................   $  8,656    $  5,366    $ 17,439    $ 13,654
Unallocated corporate expense ..........................       (291)       (664)     (1,195)     (1,566)
                                                           --------    --------    --------    --------
  Combined Total .......................................   $  8,365    $  4,702    $ 16,244    $ 12,088
                                                           ========    ========    ========    ========

Operating profit .......................................   $  8,365    $  4,702    $ 16,244    $ 12,088
Investment income ......................................        200         968       2,593       2,644
Interest expense .......................................     (3,865)     (3,495)    (10,697)    (10,504)
Equity in earnings of affiliated companies .............        213         195         582       1,464
Write-down of investment in Spinnaker Industries, Inc. .     (1,294)       --        (1,294)       --
Gain on redemption of East/West Preferred Stock ........       --          --          --         4,125
                                                           --------    --------    --------    --------

  Income from continuing operations before income taxes,
    and minority interests .............................   $  3,619    $  2,370    $  7,428    $  9,817
                                                           ========    ========    ========    ========

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

SALES AND REVENUES

Revenues for the three months ended September 30, 2001 increased by $6.0 million or 34% to $23.9 million from the third quarter of 2000. Revenues grew primarily due to the recognition, in the third quarter of 2001, of an administrative fee of $2.8 million; the acquisition of Central Utah Telephone Company, Inc. and its subsidiaries, and Central Telecom Services, L.L.C., a related entity, which combined contributed $2.7 million in revenues to the third quarter; and, to a lesser extent, the growth in both regulated telecommunications services and provisions of non-traditional telephone services. During the third quarter of 2001, the Company recorded an administration fee of $2.8 million for services provided to a related entity in a Federal Communications Commission auction for spectrum to be used for the provision of personal communications services. The auction was conducted in 1999 and the fee was based on the entity realization on the licenses acquired. For the nine months ended September 30, 2001, revenues increased by $9.1 million or 18.4% to $58.6 million. The factors cited above that affected the third quarter comparisons also affected the nine-month comparisons.

Operating profits for the three months ended September 30, 2001, increased by $3.7 million primarily due to the receipt of the administration fee of $2.8 million noted above. The inclusion of Central Utah and related entities contributed $1.0 million to the operating profit increase. Operating profits for the nine months ended September 30, 2001, increased by $4.2 million, also primarily due to the factors sited above.

In September 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company has not yet completed its analysis on how the new rules will affect its accounting for goodwill and other intangible assets, for which, implementation is required beginning in the first quarter of 2002. Based on a preliminary analysis, application of the nonamortization provisions of SFAS No. 142 would have resulted in an increase in income from continuing operations of $2.1 million, $0.68 per share, for the year ended December 31, 2000 and $1.7 million, $0.57 per share, for the nine months ended September 30, 2001. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

Investment income for the quarter ended September 30, 2001 was $0.2 million, versus $1.0 million in the third quarter of 2001. In the third quarter of 2000, the Company recorded $0.5 million in unrealized gains on "trading securities," due to its ownership of Class B shares of Tremont Advisers, Inc. (NASDAQ:TMAV). For the nine months ended September 30, 2001 and 2000, investment income was about the same at $2.6 million.

For the three months ended September 30, 2001, interest expense increased by $0.4 million from the third quarter of 2000. The inclusion of Central Utah and associated acquisition debt resulted in a $0.5 million increase. Other than effects of Central Utah, interest expense reflected higher debt levels at lower average interest rates on the variable debt, restructuring of the Company's Convertible Note discussed below, and the absence of the amortization of the put premium associated with the Company's Convertible Note for the duration of 2000. For the nine months ended September 30, 2001, interest expense increased by $0.2 million. The factors cited affecting the third quarter comparison also affected the nine-month comparison.

During the three months ended September 30, 2001, equity in earnings of affiliates was about the same as the previous year. For the nine months ended September 30, 2001, equity in earnings of affiliates was lower than it was during the corresponding prior year period due to a net gain of $0.7 million in 2000 on the sale of cellular towers at two of the Registrant's cellular telephone company investments.

The Company owns 1,000,000 shares of Spinnaker Industries, Inc. common stock. As described in the Notes to the accompanying financial statements, the Company accounts for this investment under the provision of Statement of Financial Accounting Standards No. 115 "Investment and Debt and Equity Securities." Under the provision of this standard, the Company records this investment at its publicly traded market price at the end of each accounting period and records the change in unrealized gain (loss) in that period's comprehensive income. In addition, under the provisions of this statement, if the quoted market indicated by that valuation is below the Company's basis, management is required to consider if the decline in value is other than temporary and, if so determined, write down the investment to its publicly traded value by recording the loss in the Statement of Operations. As of June 30, 2001, the basis of the Spinnaker shares was $3.2 million, or $3.19 per share. At September 30, 2001, the quoted market price of these shares was $1.90 per share, in trading on the American Stock Exchange. During the year ended December 31, 2000, Spinnaker recorded a loss from continuing operations before discontinued operations and extraordinary gain of $17.7 million. Losses of $5.2 million and $2.8 million were recorded for the years ended December 31, 1999 and 1998, respectively. In the first quarter of 2001, Spinnaker recorded a net loss of $41.0 million, including a $36.5 million of restructuring and asset impairment reserves related to the close of its Spinnaker Coating facility in Westbrook, Maine. On October 15, 2001, Spinnaker Industries announced that it would not be making that day's scheduled interest payment with regard to its 10 3/4% Senior Notes and it was actively engaged in discussion with a majority of the holders of those notes for the purpose of negotiating a consensual restructuring of its indebtedness. The

Company believes that the decline on quoted value is other than temporary and, accordingly, has recorded a loss of $1.3 million during the three months ended September 30, 2001, to write down its investment in Spinnaker to $1.9 million at September 30, 2001. Management will continue to monitor the market value of its Spinnaker holdings and should the market value of the common shares fall below the $1.9 million current basis, management will again consider if the decline in value is other than temporary, and if so, an additional write-down would be recorded in its reported financial results. The Company notes that at September 30, 2001, the market price of Spinnaker's Class A common shares, none of which are owned by the Company, traded on the American Stock Exchange at $0.55 per share. The only difference between Spinnaker common and Class A common shares is that the common shares are entitled to 1/10 vote per share and the Class A common shares are entitled to one vote per share.

On November 13, 2001, Spinnaker announced that it has commenced voluntary proceedings under Chapter 11 of the U.S. Bankruptcy Code for the purpose of facilitating and accelerating its financial restructuring. Spinnaker also announced that is has reached agreement, subject to Bankruptcy Court approval, with its existing lenders to provide up to $30 million in debtor-in possession financing, which Spinnaker believes will allow it to continue operating its business in the ordinary and customary manner.

As noted above, Interactive will continue to monitor its investment in Spinnaker and record further impairments of such investment if and when appropriate.

On February 25, 2000, Omnipoint acquired, through a merger, all of the outstanding shares of East/West Communications, Inc. At the time of the merger, the Company held redeemable preferred stock of East/West Communications, Inc. with a liquidation value of $8.7 million, including payment in kind of dividends to date. In accordance with its terms, the preferred stock was redeemed at its liquidation value and as a result, the Company recorded a pre-tax gain of $4.1 million in the three months ended March 31, 2000.

The income tax provision includes federal, state and local taxes. The tax provision for the nine months ended September 30, 2001 and 2000, represent effective tax rates of 47.8%. The causes of the difference from the federal statutory rate are principally the effect of state income taxes, including the effect of earnings and losses attributable to different state jurisdictions, and the amortization of non-deductible goodwill. Beginning on January 1, 2002, the Company will no longer be amortizing goodwill in its results of operations. As a result, the Company's effective tax rate will be lower in the future.

Minority interest decreased earnings by $0.2 million in each of the three months ended September 30, 2001 and 2000. A similar variance occurred in the nine-month periods.

Income from continuing operations for the three months ended September 30, 2001 was $1.8 million, or $0.63 per share (basic and diluted), as compared to net income of $0.9 million, or $0.33 per share (basic and diluted), in the previous years three-month period. The recording of the administrative fee noted above and the results of Central Utah were offset by lower investment income, higher interest expense and the impairment of the Spinnaker shares. Income from continuing operations for the nine months ended September 30, 2001 of $3.4 million, or $1.19 per share (basic and diluted) as compared to income from continuing operations of $4.5 million, or $1.58 per share (basic and diluted) in the prior year. The most significant item affecting the swing in earnings was the gain on the redemption of East/West preferred stock ($2.5 million, net of income tax provision) in 2000.

FINANCIAL CONDITION

Liquidity/ Capital Resources

As of September 30, 2001, the Company had current assets of $66.4 million and current liabilities of $59.8 million. Working capital was therefore $6.5 million as compared to $6.8 million at December 31, 2000. The debt restructurings discussed below, the acquisition of Central Utah Telephone Company and related entities and the additional investment in Morgan were the primary causes of the change in working capital.

For the first nine months, capital expenditures were $13.0 million in 2001 and $11.5 million in 2000.

At September 30, 2001, total debt was $201.0 million, which was $34.3 million higher than the $166.6 million at the end of 2000. The acquisition of Central Utah and the debt restructuring discussed below were financing causes of the increase. At September 30, 2001, there was $137.9 million of fixed interest rate debt averaging 7.00% and $63.1 million of variable interest rate debt averaging 5.6%. The Company is considering converting a significant portion the variable interest rate debt to fixed interest rate debt in the near future. Debt at year-end 2000 included $142.9 million of fixed interest rate debt, at an average interest rate of 6.79% and $23.9 million of variable interest rate debt at an average interest rate of 8.49%.

On December 12, 1999, the Company completed the private placement to Cascade Convertible Notes. At that time, to assist the Company with the private placement, the Chairman and CEO of the Company, agreed to grant Cascade a one-time option to sell the note to him at 105% of the principal amount thereof. The exercise period was from November 15, 2000 to December 1, 2000. This option to sell is secured by a bank letter of credit, which is secured by the Chairman's escrow of securities. The Company agreed to reimburse the Chairman for the cost of the letter of credit plus his legal fees in connection with the option to sell agreement and obtaining the letter of credit. The option to sell the remaining $10 million is secured by a collateralized letter of credit in which the collateral is provided by an affiliate of the Chairman. The Company has agreed to pay all legal fees, letter of credit fees and a 10% per annum collateral fee on the amount of collateral provided, which at September 2001 was valued at $10.5 million. The Company can replace the collateral at any time and the collateral fee would be eliminated from thereafter. As of October 31, 2001, the Company has replaced $7.5 million ($5.5 million at September 30, 2001) of the escrow collateral securing the above noted letter of credit by transferring $7.5 million of Treasury Bills to an account and pledging that to issuer of the letter of credit.

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

In January 2001, a subsidiary of the Company borrowed $27.0 million secured by the stock of Western New Mexico Telephone Company. The loan is to be repaid in equal monthly installments over twelve years beginning in April 2001, bearing interest at either the bank's prime rate or LIBOR plus 2.5%, or at the Company's option, it can be fixed for its term. $15.9 million of the proceeds were used to acquire $15 million principal amount of Convertible Notes owned by Cascade. The stock of Western New Mexico Telephone Company had previously been used to secure the acquisition facility, the balance of which was $7.9 million prior to repayment in December 2000.

At September 30, 2001, the Company had $4.5 million available under a short-term line of credit facility, which expires on August 31, 2002, the total facility is $10.0 million.

Lynch Corporation, the Company's predecessor, has not paid any cash dividends on its Common Stock since 1989. The Company has not paid any cash dividends since its inception in 1999 and does not expect to pay cash dividends on its Common Stock in the foreseeable future. The Company currently intends to retain its earnings, if any, for use in its business. Future financings may limit or prohibit the payment of dividends.

The Company has a high degree of financial leverage. As of September 30, 2001, the ratio of total debt to equity was 7.8 to 1. Certain subsidiaries also have high debt to equity ratios. In addition, the debt at subsidiary companies contains restrictions on the amount of readily available funds that can be transferred to the respective parent of the subsidiaries. The spin off of Morgan is expected to reduce the Company's equity by approximately $6 million.

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

On June 22, 2001, a subsidiary of the Company acquired Central Utah Telephone, Inc. and its subsidiaries, a 7,000-access line telephone company located in Utah. The Company has also acquired Central Telcom Services, LLC, a related entity, which has certain PCS and MMDS interests and Internet, long distance and telephone equipment businesses. The combined aggregate $15.6 million purchase price was financed primarily through the issuance of additional debt.

The Company has initiated an effort to monetize certain of its assets, including selling a portion or all of certain investments in certain of its operating entities. These may include minority interest in network affiliated television stations and certain telephone operations where growth opportunities are not readily apparent. The Company's approximately 13.6% ownership interest in Spinnaker Industries, Inc. (AMEX:SKK) may also be sold in order to fund future growth initiatives. There is no assurance that all or any part of this program can be effectuated on acceptable terms.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risk relating to changes in the general level of U.S. interest rates. Changes in interest rates affect the amounts of interest earned on the Company's cash, cash equivalents and marketable securities ($33.4 million at September 30, 2001 and $26.9 million at December 31, 2000).

The Company generally finances the debt portion of the acquisition of long-term assets with fixed rate, long-term debt. The Company generally maintains the majority of its debt as fixed rate in nature either by borrowing on a fixed long-term basis. The Company does not use derivative financial instruments for trading or speculative purposes. Management does not foresee any significant changes in the strategies used to manage interest rate risk in the near future, although the strategies may be reevaluated as market conditions dictate.

At September 30, 2001, $63.1 million, or 31.4%, of the Company's long-term debt and notes payable bears interest at variable rates. Accordingly, the Company's earnings and cash flows are affected by changes in interest rates. Assuming the current level of borrowings for variable rate debt and assuming a one percentage point change in the 2001 average interest rate under these borrowings, it is estimated that the Company's 2001 nine-month interest expense would have changed approximately $0.3 million. In the event of an adverse change in interest rates, management would likely take actions to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, the analysis assumes no such actions. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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

PART II.  OTHER INFORMATION

Item 1.           Legal Proceedings

                    In the ordinary course of business, we become involved in various lawsuits and claims. While the outcome of these matters is not currently determinable, we believe that the outcome will not have a material adverse affect on our results of operations or our financial position.

Item 2.           Change in Securities and Use of Proceeds
                  ----------------------------------------

                  (a)     None.

                  (b)     None.

                  (c)     None.

Item 3.           Defaults Upon Senior Securities
                  -------------------------------

                  None.

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------

                  None.

Item 5.           Other Information
                  -----------------

                  None.

Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------

                  (a)      Exhibits - None.

                  (b)      Reports on Form 8-K
                              - Current Report on Form 8-K filed
                                on August 28, 2001.


                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      LYNCH INTERACTIVE CORPORATION
                                      (Registrant)

                                      By: /s/Robert E. Dolan
                                      ----------------------------------
                                             Robert E. Dolan
                                             Chief Financial Officer
November 14, 2001