Form 10-K
period 2001-12-31
LYNCH INTERACTIVE CORP
filed 2002-04-01
CIK 1088771

================================================================================
                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[ X ] ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
      EXCHANGE ACT OF 1934 [FEE REQUIRED]


For the fiscal year ended December 31, 2001        Commission file number 1-106
                          -----------------                               -----

                                       OR
[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from           to
                              ----------   -----------


                          LYNCH INTERACTIVE CORPORATION
                          -----------------------------
             (Exact name of Registrant as specified in its charter)

             Delaware                                     06-1458056
             --------                                     ----------
    State of other jurisdiction                        (I.R.S. Employer
   incorporation or organization                      Identification No.)

    401 Theodore Fremd Avenue, Rye, NY                           10580
    -------------------------------------                        -----
   (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code    (914) 921-8821
                                                      --------------

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                                      Name of each exchange
-------------------                                      on which registered
                                                         --------------------
Common Stock, $.0001                                   American Stock Exchange

Securities registered pursuant to section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the Registrant (based upon the closing price of the Registrant's Common Stock on the American Stock Exchange on March 18, 2002 of $40.25 per share) was $87,400,903. (In determining this figure, the Registrant has assumed that all of the Registrant's directors and officers are affiliates. This assumption shall not be deemed conclusive for any other purpose.)

The number of outstanding shares of the Registrant's Common Stock was 2,816,551 as of March 18, 2002.


================================================================================

                      DOCUMENTS INCORPORATED BY REFERENCE:

Part III: Certain portions of Registrant's Proxy Statement for the 2002 Annual Meeting of Shareholders.

FORWARD LOOKING INFORMATION

This Form 10-K contains certain forward looking information, including without limitation Item 1-I.A "Regulatory Environment" and possible changes thereto and "Competition," Item 1.-I.B "Cable Television," Item 1-I.C "Personal Communications and other Wireless Services'," including without limitation the risks described, "Impairment of Assets," and "Risk Management, Safety and Insurance," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," including without limitation Liquidity and Capital Resources, and Market Risk. It should be recognized that such information are estimates or forecasts based upon various assumptions, including the matters, risks, and cautionary statements referred to therein, as well as meeting the Registrant's internal performance assumptions regarding expected operating performance and the expected performance of the economy and financial markets as it impacts Registrant's businesses. As a result, such information is subject to uncertainties, risks and inaccuracies, which could be material.

                                     PART I

ITEM 1. BUSINESS

Lynch Interactive Corporation ("Interactive" or the "Company") was incorporated in 1996 under the laws of the State of Delaware. On September 1, 1999, Interactive was spun off by Lynch Corporation to its shareholders (the "Spin Off") and became a public company. Prior to the Spin Off, Interactive had no significant assets, liabilities or operations. As a successor to certain businesses of Lynch Corporation, Interactive became a diversified holding company with subsidiaries primarily engaged in multimedia and transportation services. Interactive's executive offices are located at 401 Theodore Fremd Avenue, Rye, New York 10580-1430. Its telephone number is 914-921-8821.

Interactive's business development strategy is to expand its existing operations through internal growth and acquisitions. It may also, from time to time, consider the acquisition of other assets or businesses that are not related to its present businesses. In January 2002, Interactive spun off its interest in The Morgan Group, Inc., its only services subsidiary, via a tax-free dividend to its shareholders of the stock of Morgan Group Holding Co., a corporation that was formed to serve as a holding company for Interactive's controlling interest in The Morgan Group, Inc. Morgan Group Holding Co. is now a public company. Accordingly, the Company now operates in one business segment, i.e., multimedia, which consists of telecommunications, cable television and broadcasting. As used herein, Interactive includes subsidiaries.


I.  MULTIMEDIA

A.  Telecommunications

Operations. Interactive conducts its telecommunications operations through subsidiary companies. The telecommunications group has been expanded through the selective acquisition of local exchange telephone companies serving rural areas and by offering additional services such as Internet service, long distance service and competitive local exchange carrier service. From 1989 through 2001, Interactive has acquired twelve telephone companies, four of which have indirect minority ownership of 2% to 19%, whose operations range in size from approximately 800 to over 10,000 access lines. The Company's telephone operations are located in Iowa, Kansas, Michigan, New Hampshire, New Mexico, New York, North Dakota, Utah and Wisconsin. As of December 31, 2001, total access lines were approximately 53,800, 100% of which are served by digital switches.

In June 2001, Interactive acquired Central Utah Telephone Inc., a 7,000-access line telephone company located in Fairview, Utah. The combined aggregate $15.6 million purchase price was financed primarily through the issuance of additional debt, with the remaining amount funded from available cash. As part of the Central Utah transaction, Interactive acquired Central Telecom Services, LLC, a related entity that owns certain Personal Communications Services ("PCS") and Multichannel Multipoint Distribution Service ("MMDS") interests and Internet, long distance, and telephone equipment businesses in Utah.

The principal business of Interactive's telephone companies is to provide telecommunications services. These services fall into four major categories: local network, network access, long distance and other non-regulated telecommunications services. Toll service to areas outside franchised telephone service territory is furnished through switched and special access connections with intrastate and interstate long distance networks.

Interactive holds franchises, licenses and permits adequate for the conduct of its business in the geographic areas that it serves.

We expect future growth in telephone operations to be derived from the acquisition of additional telephone companies, from providing service to new customers or additional services to existing customers, from upgrading existing customers to higher grades of service, and from new service offerings.

The following table summarizes certain information regarding Interactive's multimedia operations:

                                                   Years Ended December 31,
                                                 1999          2000       2001
                                                --------    ---------   --------
Telecommunications Operations
Access lines (a) ...........................     45,126      46,312      53,804
  % Residential ............................         75%         75%         75%
  % Business ...............................         25%         25%         25%
Internet Subscribers .......................     15,524      19,535      23,558
Cable Subscribers ..........................      4,642       4,515       2,959

Total Multimedia Revenues
Telecommunications Operations
 Local Service .............................         16%         15%         14%
 Network Access & Long Distance ............         64%         61%         60%
 Non-Regulated & Other (b) .................         17%         21%         24%
                                               --------    --------    --------
 Total Telecommunications Operations .......         97%         97%         98%
Cable Operations ...........................          3%          3%          2%
                                               --------    --------    --------
Total Multimedia Revenues ..................        100%        100%        100%
                                               ========    ========    ========
($ in 000)
Total Revenues .............................   $ 59,011    $ 66,983    $ 79,352
EBITDA of Telecommunications Operations(c) .     31,443      34,699      41,274
Depreciation & Amortization ................     14,115      15,781      18,268
Capital Expenditures .......................     11,742      17,196      20,524
Total Assets ...............................   $211,622    $211,562    $247,034
-----------

(a) An "access line" is a telecommunications circuit between the customer's establishment and the central switching office.

(b) Non-regulated and other revenues include Internet, PCS, CLEC and other non-regulated revenues.

(c) EBITDA is earnings before interest, taxes, depreciation and amortization, and corporate overhead allocation. EBITDA is presented because it is a widely accepted financial indicator of value and ability to incur and service debt. EBITDA is not a substitute for operating profit ($16,057,000, $17,531,000 and $21,534,000 for the years ended December 31, 1999, 2000 and
     2001, respectively) or net cash provided by operating activities ($16,324,000, $13,619,000 and $24,348,000 for the years ended December 31,
     1999, 2000 and 2001, respectively) in accordance with generally accepted accounting principles.

Telephone Acquisitions. Interactive pursues an active program of acquiring operating telephone companies. From January 1, 1989 through December 31, 2001, Interactive acquired twelve telephone companies serving a total of approximately 45,600 access lines, at the time of these acquisitions, for an aggregate consideration totaling approximately $153.6 million. Such acquisitions are summarized in the following table:

                                                        Number of      Number of
                                            Year of    Access Lines    Access Lines   Ownership
Company                                   Acquisition    Yr. of Acq.     12/31/01     Percentage
                                          ----------- --------------   -------------- ----------

Western New Mexico Telephone Co. ..........    1989       4,200          6,741          83.1
Inter-Community Telephone Co. (a) .........    1991       2,550          2,601         100.0
Cuba City Telephone Co. &
    Belmont Telephone Co. .................    1991       2,200          2,769          81.0
Bretton Woods Telephone Co. ...............    1993         250            808         100.0
JBN Telephone Co. (b) .....................    1993       2,300          2,858          98.0
Haviland Telephone Co. ....................    1994       3,800          3,927         100.0
Dunkirk & Fredonia Telephone Co. ..........
    & Cassadaga Telephone Co. .............    1996      11,100         13,121         100.0
Upper Peninsula Telephone Co. .............    1997       6,200          7,278         100.0
Central Scott Telephone Co. ...............    1999       6,000          6,334         100.0
Central Utah Telephone Co. ................    2001       7,000          7,367         100.0

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

Related Services and Investments Interactive also provides non-regulated telephone related services, including internet access service and long distance resale service, in certain of its telephone service (and adjacent) areas. Interactive also provides and intends to provide more local telephone and other telecommunications service outside certain of its franchise areas by establishing competitive local exchange carrier (CLEC) operations in certain nearby areas. Affiliates of nine of Interactive's telephone companies now offer Internet access service. At December 31, 2001, Internet access customers totaled approximately 23,558 compared to approximately 19,535 at December 31, 2000. Affiliates of four of Interactive's telephone companies now offer long distance service, and an affiliate of one of Interactive's telephone companies now offers CLEC services.

An affiliate of Dunkirk & Fredonia Telephone Company ("DFT") provides CLEC service on a resale basis in neighboring Dunkirk, New York, certain areas of the Buffalo, New York, market and two other western New York counties. Some of DFT's CLEC services are now being provided via an "unbundled network elements platform", which allows for increased margins over a resale CLEC business model. In addition, facilities-based services are continuing to be evaluated for DFT's CLEC business.

DFT Security Systems, Inc., another affiliate of DFT, acquired American Alarm Company in December 2001. American Alarm provides alarm services to western New York, including the Buffalo area. With the addition of American Alarm, DFT Security Systems now services over 6,000 alarm customers.

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

Regulatory Environment. Operating telephone companies are regulated by state regulatory agencies with respect to intrastate telecommunications services and the Federal Communications Commission ("FCC") with respect to interstate telecommunications services.

For the interstate services, Interactive's telephone subsidiaries participate in the National Exchange Carrier Association ("NECA") common line and traffic sensitive tariffs and access revenue pools. Where applicable, Interactive's subsidiaries also participate in similar pooling arrangements approved by state regulatory authorities for intrastate services. Such interstate and intrastate arrangements are intended to compensate local exchange carriers ("LECs"), such as Interactive's operating telephone companies, for the costs, including a fair rate-of-return, of facilities furnished in originating and terminating interstate and intrastate long distance services.

In addition to access pool participation, certain of Interactive's subsidiaries are compensated for their intrastate costs through billing and keeping intrastate access charge revenues (without participating in an access pool). Intrastate access charge revenues are based on intrastate access rates filed with the state regulatory agency.

In recent years, various aspects of federal and state telephone regulation have been subject to re-examination and on-going modification. In February 1996, the Telecommunications Act of 1996 (the "1996 Act"), which is the most substantial revision of communications law since the 1930's, became law. The 1996 Act is intended generally to allow telephone, cable, broadcast and other telecommunications providers to compete in each other's businesses, while loosening regulation of those businesses. Among other things, the 1996 Act (i) allows major long distance telephone companies and cable television companies to provide local exchange telephone service; (ii) allows new local telephone service providers to connect into existing local telephone exchange networks and purchase services at wholesale rates for resale; (iii) provides for a commitment to universal service for high-cost, rural areas and authorizes state regulatory commissions to consider their status on certain competition issues; (iv) allows the Regional Bell Operating Companies to offer long distance telephone service and enter the alarm services and electronic publishing businesses; (v) removes rate regulation over non-basic cable service; and (vi) increases the number of television stations that can be owned by one party. The 1996 Act had dual goals of fostering local and intrastate competition while ensuring universal service to rural America.

The FCC has completed numerous regulatory proceedings required to implement the 1996 Act. For certain issues, the FCC bifurcated the proceedings between price-cap and rate-of-return companies or in the case of the Universal Service Fund ("USF") between rural and non-rural companies. In several cases, the regulations for the price-cap (or non-rural) local exchange carriers have been or are being determined first, followed by separate proceedings for rate-of-return (or rural) companies. All of Interactive's telephone subsidiaries are rural, rate-of-return companies for interstate regulatory purposes. The rate-of-return designation is an election made by the carrier with the FCC. The price cap approach differs from traditional rate-of-return regulation by focusing primarily on the prices of communications services rather than the telephone companies' costs.

USF is intended, among other things, to provide special support funds to high cost rural LECs so that they can provide affordable services to their customers, notwithstanding their high cost due to low population density. The FCC adopted permanent USF procedures for non-rural carriers effective January 1, 2000. The new Federal universal service support mechanism for non-rural carriers utilizes the FCC's synthesis cost proxy model with a hold-harmless provision. The hold-harmless provision originally ensured that the non-rural carrier receives at least as much USF as they had been receiving under the previous system. The hold-harmless support is being gradually phased out for non-rural carriers.

The FCC completed three major regulatory proceedings during 2001 related to rural LECs to provide a more stable, predictable source of interstate and USF revenues. In May 2001, the FCC adopted an order related to USF for rural carriers based on the Rural Task Force recommendation. Such order mandates the continued use of actual embedded costs as the basis for USF support for rural carriers through June 2006. In such order, the FCC emphasized that it would provide predictability, certainty and stability to rural LECs for five years, so as to allow rural carriers to continue to provide supported telecommunications services at affordable rates to American consumers. In May 2001, the FCC adopted the Separations Freeze Order in which the FCC stressed how freezing separations factors would bring stability and regulatory certainty to the separations process to avoid sudden cost shifts in a time of rapid market and technology changes. Finally, in October 2001, the FCC adopted the Multi-Association Group
(MAG) Order, in which the FCC declared that some of the primary benefits are to provide certainty and stability for rate-of-return carriers and to encourage investment in rural America. The MAG Order reaffirmed that the 11.25% interstate rate-of-return was appropriate for rate-of-return carriers. In addition, the MAG Order increased the Subscriber Line Charges billed to end user customers effective January 2002 and created a new universal service support mechanism called the Interstate Common Line Support fund to be effective July 2002.

Interactive cannot predict the effects of the 1996 Act state legislative initiatives and new proposed Federal and state regulations. Interactive's local exchange carrier telephone operations do not have significant wireline competition at the present time. Because of the rural nature of their operations and related low population density, they are primarily high cost operations, which receive substantial Federal and state subsidies. However, the regulatory environment for LEC operations has begun to change. A principal purpose of the 1996 Act was to encourage competition in local telephone services. Although the 1996 Act reaffirmed the Federal policy of maintaining universal telephony service at fair and reasonable rates, the 1996 Act and related proceedings also promote competition and USF portability. Similar regulatory changes have also been initiated in many of the states in which Interactive operates. Because of its low population density and high cost operations, Interactive believes that competition will be slower in coming to most of its service areas than to larger urban areas.

Competition. All of Interactive's current telephone companies are monopoly wireline providers in their respective area for local telephone exchange service, except to a very limited extent in Iowa, but there can be no assurance that this will continue. As a result of the 1996 Act, FCC and state regulatory authority initiatives and judicial decisions, competition has been introduced into certain areas of the toll network wherein certain providers are attempting to bypass local exchange facilities to connect directly with high-volume toll customers. For example, in the last few years, the States of New Mexico, New York, Michigan, Wisconsin and Kansas passed or amended telecommunications bills intended to introduce more competition among providers of local services and reduce regulation. Regulatory authorities in certain states, including New York, have taken steps to promote competition in local telephone exchange service, by requiring certain companies to offer wholesale rates to resellers. A substantial impact is yet to be seen on Interactive's telephone companies. Interactive's subsidiaries do not expect bypass to pose a significant near-term competitive threat due to a limited number of high-volume customers they serve. In addition, cellular radio or similar radio-based wireless services, including personal communication services, and cable television and internet based services could provide an alternative local telephone exchange service as well as possible competition from electric companies.

Interactive's telephone companies, in the aggregate, own approximately 10,000 miles of cable and 1,000 miles of fiber optic cable. Substantially all of the telephone companies' properties are encumbered under mortgages and security interests. See Item 2. Properties

B.  Cable Television/Broadcasting

Cable Television

It  is  part  of  Interactive's   strategy  to  own  cable  television  systems,
particularly in markets where Interactive is the telephone operator and adjacent areas.

CLR Video, L.L.C. - CLR Video, L.L.C., a 98% owned subsidiary of Interactive, is a provider of cable television in northeast Kansas with approximately 2,800 subscribers. During 2001, Interactive acquired 40% in CLR by distributing to its two previous partners their respective 20% ownership in exchange for net assets of CLR and transferred its entire interest to Lynch Telephone Corporation VI.

Broadcasting

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

C.  Personal Communications and Other Wireless Services.

In February 2001, Interactive spun off its 49.9% interest in Sunshine PCS Corporation ("Sunshine") to its shareholders. Sunshine PCS Corporation succeeded by merger to the assets and liabilities of Fortunet Communications, L.P. Sunshine holds 15 MHz PCS licenses in Tallahassee, Panama City and Ocala, Florida. Interactive currently holds $16.1 million of 9% (payable in kind) subordinated debt of Sunshine, 10,000 shares of 7% preferred stock of Sunshine (payable in kind through February 2006, and in cash thereafter) with a liquidation value of $10.0 million, warrants expiring February, 2006 to purchase 4,300,000 shares of Class A Common Stock of Sunshine at $0.75 per share, which represents approximately 43% of the common equity on a fully diluted basis. In addition, Interactive owns 235,294 shares of Sunshine's Class A Common Stock, which are held in escrow for the benefit of Cascade Investment LLC in the event Cascade converts any part of the Convertible Notes into Interactive common stock, in which case Cascade would receive an equal number of shares of Sunshine's Class A Common Stock from such escrow. The Company's total book basis in its Sunshine investment is $3.2 million. In February 2002, Sunshine issued rights to its shareholders to purchase up to 1,531,593 shares of its Class A Common Stock at a price of 1.00 per share. To date, Interactive has subscribed for 58,824 shares of Class A Common Stock by exercising its rights in respect of 235,294 shares of Sunshine, which Interactive holds in escrow. Taking into account the warrants, the shares held in escrow and the subscription pursuant to the rights offering, Interactive beneficially owns 43.8% of the outstanding Class A Common Stock of Sunshine and 61.9% of the total outstanding shares of Sunshine. In September 2001, Sunshine met the FCC requirement that it provide service coverage to at least one-quarter of the population in its licensed areas. However, Sunshine does not presently have the funds necessary to fully build out the system necessary to provide commercial operations, which it estimates would cost between $20 and $50 million; moreover, obtaining financing from third parties may be difficult, because of Sunshine's lack of operating history and the substantial indebtedness that it has incurred to acquire its licenses. Sunshine has disclosed that it would consider selling its licenses or entering into a joint venture with a company that provides service to a nearby area and then developing our licenses together. However, Sunshine has not yet adopted a business plan and there can be no assurance of Sunshine's ability to achieve any of its potential objectives. Moreover, because Sunshine has incurred losses since its inception and has not yet determined how to finance its operations, the latest report of its independent auditors contains an explanatory paragraph, which expresses substantial doubt as to Sunshine's ability to continue as a going concern.

Another subsidiary of Interactive, Lynch PCS Corporation G ("LPCSG") holds a 10 MHz PCS license for the Basic Trading Area (BTA) covering Las Cruces, New Mexico. Las Cruces is the principal city in the BTA, which covers a population of approximately 197,166 (as of the 1990 census). LPCSG expects to build out the license sufficiently to meet FCC requirement that it provide service coverage to at least one-quarter of the population in this BTA by the end of April 2002.

As part of the acquisition of Central Utah Telephone Company by Interactive in June 2001, Interactive acquired Central Telecom Services, LLC, a related entity that has a contractual right to acquire 7.5 MHz of a 10 MHz PCS license in the Logan, Utah, BTA, which has a population of approximately 102,702. Central Telecom Services believes that such license has been build out sufficiently to meet the FCC requirement that service coverage be available to at least one-quarter of the population in this BTA. Interactive intends to donate 20% of the net equity sales proceeds from any sale of the Logan license to the Church of Jesus Christ of Latter Day Saints.

In addition, Central Scott has a 10 MHz PCS License for its wireline territory covering a population of 11,470.

At December 31, 2001, Interactive owned minority interests in certain entities that provide wireless cellular telephone service in several Rural Service Areas ("RSAs") in New Mexico and North Dakota, covering areas with a total population of approximately 413,000, of which Interactive's proportionate interest is approximately 57,000. In March 2002, Interactive sold its interest in New Mexico RSA 1 for $5.5 million to Verizon Wireless, and in connection therewith prepaid certain outstanding indebtedness to Verizon. The Company expects to report a pre-tax gain of $4.9 million in the first quarter of 2002. Interactive owned approximately 20.8% of New Mexico RSA 1, which had approximately 10,000 customers at December 31, 2001.

Central Scott is also an approximately 14% minority owner of an entity that has a 10 MHz PCS license for portions of Clinton and Jackson Counties in Iowa, with a total population at December 31, 2001 of 68,470, of which Interactive's proportionate share is 9,852.

LPCSG also has an agreement with Bal/Rivgam LLC (in which GFI has a 49.9% equity interest), which won licenses in FCC's Wireless Communications Services ("WCS") Auction in 1997, to receive a fee equal to 5% of the realized net profits of Bal/Rivgam (after an assumed cost of capital), in return for providing bidding and certain other services to Bal/Rivgam. Bal/Rivgam won 5 WCS licenses covering a population of approximately 42 million with an aggregate cost of $0.7 million. LPCSG also has an agreement with BCK\Rivgam L.L.C. in which GFI has a 49.9% equity interest which won licenses in the FCC's Local Multipoint Distribution Services ("LMDS") Auction, which ended on March 25, 1998, received 5% of the net profits of BCK\Rivgam (after an assumed cost of capital). BCK/Rivgam won three licenses covering a population of 1.3 million with an aggregate cost of $6.1 million. Betapage Communications, L.L.C., a 49.9% owned limited liability company, was a winning bidder in the FCC auction for 929 MHz paging licenses, which was conducted in 2000. Betapage won 24 paging licenses covering a population of 76.7 million at a cost of approximately $77,000. Interactive's subsidiary also has the right to receive a fee equal to 20% of the realized net profits of Betapage (after an assumed cost of capital). While no impairment reserve is required for investment in these licenses, management would caution that the utilization of this spectrum is still in the development stage and there are a limited number of likely purchasers.

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

Another subsidiary of Interactive is an approximate 10% owner of Theta Communications, L.L.C., which won a 10 MHz PCS license for Gainesville, Florida in the FCC's reauction of PCS licenses, which ended on January 26, 2001. The cost of the license was approximately $4 million. Interactive's subsidiary has committed to fund a portion (an additional $0.3 million) of such license cost and to receive a 5% realized net profits fee (after an assumed cost of capital).

Interactive expects to continue to participate in the spectrum auctions being conducted by the FCC.

In addition to the build out requirements for PCS licenses, FCC rules impose build-out requirements for WCS, LMDS, paging licenses, point-to-point microwave services and 700 MHz (guard band). There are also substantial restrictions on the transfer of control of PCS licenses, WCS licenses, LMDS, paging, point-to-point microwave services and 700 MHz (guard band) licenses.

There are many risks relating to PCS and other FCC wireless licenses including without limitation, the high cost of PCS and certain other licenses, the fact that it involves start-up businesses, raising the substantial funds required to pay for the licenses and the build out, determining the best way to develop the licenses and which technology to utilize, the small size and limited resources of companies compared to other potential competitors, existing and changing regulatory requirements, additional auctions of wireless telecommunications spectrum and actually building out and operating new businesses profitably in a highly competitive environment (including already established cellular telephone operators and other new PCS licensees). There can be no assurance that any licenses granted to Sunshine, or other entities in which subsidiaries of Interactive have interests, can be successfully sold or financed or developed, thereby allowing Interactive's subsidiaries to recover their debt and equity investments.

II.  SPINNAKER STOCK

Interactive owns 1,000,000 shares of Spinnaker Industries, Inc. common stock. Spinnaker is a manufacturer of adhesive backed paper label stock for the packaging industry as well as being a major supplier of stock for pressure sensitive U.S. postage stamps. As described in the Notes to the accompanying financial statements, Interactive accounts for this investment under the provision of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities." Under the provision of this standard, Interactive records this investment at its publicly traded market price at the end of each accounting period and records the change in unrealized gain (loss) in that period's comprehensive income. In addition, under the provisions of this statement, if the quoted market indicated by that valuation is below Interactive's basis, management is required to consider if the decline in value is other than temporary and, if so determined, write down the investment to its publicly traded value by recording the loss in the Statement of Operations. As of December 31, 2000, the basis of the Spinnaker shares was $3.2 million, or $3.19 per share. On November 13, 2001, Spinnaker announced that it had commenced voluntary proceedings under Chapter 11 of the U.S. Bankruptcy Code for the purpose of facilitating and accelerating its financial restructuring. Spinnaker also announced that is had reached agreement, subject to Bankruptcy Court approval, with its existing lenders to provide up to $30 million in debtor-in possession financing, which Spinnaker believes will allow it to continue operating its business in the ordinary and customary manner. As a result of Spinnaker's bankruptcy filing, Interactive believes that the decline on quoted value of Spinnakers's stock is not temporary and, accordingly, has recorded a loss of $3.2 million during the year ended December 31, 2001, to write down its investment in Spinnaker to $0 at December 31, 2001.

For further information on Spinnaker, reference is made to Spinnaker's filings with the Securities and Exchange Commission.

III.  OTHER INFORMATION

While Interactive holds licenses of various types, Interactive does not believe they are critical to its overall operations, except for (1) the television-broadcasting licenses of WHBF-TV and WOI-TV; (2) Interactive's telephone subsidiaries' franchise certificates to provide local-exchange telephone service within their service areas; (3) Western New Mexico Telephone Company's FCC licenses to operate point-to-point microwave systems; (4) licenses held by partnerships and corporations in which Western New Mexico Telephone Company and Inter-Community Telephone Company own minority interests to operate cellular telephone systems covering areas in New Mexico and North Dakota, (5) CLR Video's franchises to provide cable television service within its service areas and (6) personal communications services and other wireless communication licenses held by companies in which Interactive's subsidiaries have investments, including the PCS licenses for Las Cruces, New Mexico, Logan, Utah, and portions of Iowa as described above in more detail.

The capital expenditures, earnings and competitive position of Interactive have not been materially affected by compliance with current federal, state, and local laws and regulations relating to the protection of the environment; however, Interactive cannot predict the effect of future laws and regulations.

No portion of the business of Interactive is regarded as seasonal.

Interactive does not believe that its multimedia business is dependent on any single customer of local telephone service. Most local exchange carriers, including Interactive's, received a significant amount of revenues in the form of access fees from long distance companies.

Interactive had a total of approximately 328 employees at December 31, 2001, compared to approximately 280 employees at December 31, 2000.

IV.   EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G (3) of Form 10-K, the following list of executive officers of the Registrant is included in Part 1 of this Annual Report on Form 10-K in lieu of being included in the Proxy Statement for the 2002 Annual Meeting of Shareholders. Such list sets forth the names and ages of all executive officers of Registrant indicating all positions and offices with the Registrant held by each such person and each such person's principal occupations or employment during the past five years.


             Name                                Offices and Positions Held                             Age

Mario J. Gabelli                Chairman  and  Chief  Executive   Officer  (since  September            59
                                1999);  Vice Chairman (and from 1986 to August 2001 Chairman
                                and  Chief   Executive   Officer)   of  Lynch   Corporation;
                                Chairman,  Chief Executive Officer, Chief Investment Officer
                                and a director  of Gabelli  Asset  Management  Inc.  and its predecessors  (since  November 1976) (and in connection with those  responsibilities,  he serves as  director  or trustee
                                and/or  an  officer  of  registered   investment   companies
                                managed  by  subsidiaries  of  Gabelli  Asset   Management);
                                Chairman  and  Chief  Executive  Officer  of  Gabelli  Group
                                Capital Partners, Inc., a private company.

Robert E. Dolan                 Chief  Financial  Officer and  Controller  (since  September            50
                                1999);  Chief Financial  Officer  (1992-2000) and Controller
                                (1990-2000) of Lynch Corporation.

John Fikre                      Vice  President--Corporate  Development,  General Counsel and           37
                                Secretary  (since  August 2001);  Associate,  Willkie Farr &
                                Gallagher (since August 1994).

The executive officers of the Registrant are elected annually by the Board of Directors at its meeting in May and hold office until the organizational meeting in the next subsequent year and until their respective successors are chosen and qualified.

ITEM 2. PROPERTIES

Interactive leases approximately 3,400 square feet of office space from an affiliate of its Chairman for its executive offices in Rye, New York.

Western New Mexico Telephone Company owns a total of 16.9 acres at fourteen sites located in southwestern New Mexico. Its principal operating facilities are located in Silver City, where Western owns one building comprising a total of 6,480 square feet housing its administrative offices and certain storage facilities and another building comprising 216 square feet, which houses core network equipment. In Cliff, Western owns five buildings with a total of 14,055 square feet in which are located additional offices and storage facilities as well as a vehicle shop, a wood shop, and central office switching equipment. Smaller facilities, used mainly for storage and for housing central office switching equipment, with a total of 8,384 square feet, are located in Lordsburg, Reserve, Magdalena and five other localities. In addition, Western leases 1.28 acres on which it has constructed four microwave towers and a 120 square-foot equipment building. Western has the use of 38 other sites under permits or easements at which it has installed various equipment either in small company-owned buildings (totaling 2,403 square feet) or under protective cover. Western also owns 3,317 miles of copper cable and 421 miles of fiber optic cable running through rights-of-way within its 15,000 square mile service area. All Western's properties described herein are encumbered under mortgages held by the Rural Utilities Service ("RUS") and the National Bank for Co-Operatives ("Co-Bank").

Inter-Community Telephone Company owns 12 acres of land at 10 sites. Its main office at Nome, ND, contains 4,326 square feet of office and storage space. In addition, it has 4,400 square feet of garage space and 5,035 square feet utilized for its switching facilities. Inter-Community has 1,756 miles of copper cable and 202 miles of fiber optic cable. All of Inter-Community's properties described herein are encumbered under mortgages held by Co-Bank.

Cuba City Telephone  Company is located in a 3,800 square foot brick building on
0.4 of an acre of land. The building serves as the central office, commercial office, and garage for vehicle and material storage. The company also owns a cement block storage building of 1,490 square feet on 0.1 of an acre. In Madison, Wisconsin, Cuba City leases 900 square feet for administrative headquarters and financial functions. Belmont Telephone Company is located in a cement block building of 800 square feet on .5 acre of land in Belmont, Wisconsin. The building houses the central office equipment for Belmont. The companies own a combined total of 340 miles of copper cable and 33 miles of fiber optic cable. All of Cuba City and Belmont's property described herein are encumbered under mortgages held by the RUS and Rural Telephone Bank, respectively.

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

Haviland Telephone Company owns a total of approximately 3.9 acres at 20 sites located in south central Kansas. Its administrative and commercial office consisting of 4,450 square feet is located in Haviland, Kansas. In addition, Haviland owns 19 smaller facilities housing garage, warehouse, and central office switching equipment and over 1,213 miles of copper cable and 198 miles of fiber optic cable. All properties described herein are encumbered under a mortgage held by the RUS.

Dunkirk & Fredonia Telephone Company (including its subsidiaries) owns a total of approximately 16.4 acres at six locations in western New York. Its host central office switching equipment, administrative and commercial offices consisting of 18,297 square feet is located in Fredonia, New York. In addition, Dunkirk & Fredonia owns five other properties, including a service garage, a paging tower site, a small central office housing switching equipment, sales and service center in Jamestown, New York, and one rental property in Ashville, New York. Dunkirk & Fredonia also owns 362 miles of copper telephone cable and 54 miles of fiber optic cable. All properties described herein are encumbered under a mortgage held by RUS.

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

Central Scott Telephone Company owns 3.5 acres of land at 6 sites. Its main office in Eldridge, Iowa contains 3,104 square feet of office and 341 square feet of storage space. In addition, it has 3,360 square feet of garage space and 2,183 square feet utilized for its switching facilities. Central Scott has 353 miles of copper cable and 24.09 miles of fiber optic cable. All of Central Scott's properties described herein are encumbered under mortgages held the First National Bank of Omaha.

CLR Video has its headquarters in Holton, Kansas, leased from J.B.N. Telephone Company. It also owns one small parcel of land and leases 22 small sites, which it uses for its cable receiving and transmission equipment. All properties described herein are encumbered under a mortgage to Co-Bank. Also, see under
Item 1.I.B. Cable Television.

Central Utah Telephone, Inc., and its subsidiaries own a total of 8.25 acres at sixteen sites and have an additional 1.12 acres at fourteen sites, which are under leases, permits or easements. These sites are located in the central, northeastern and mid-western areas of Utah. Central Utah Telephone's principal operating facilities are located in Fairview, Utah, where it owns a commercial office and central office building containing 5,200 square feet. In addition it has 720 square feet of office space, 1,080 square feet of warehouse space, 3,025 square feet of vehicle maintenance facility, 4,252 square feet of protective cover, 1,584 square feet of leased corporate office facility and 2 rental homes. Central Utah Telephone owns smaller facilities used mainly for housing central office switching equipment with a total of 9,405 square feet in 25 various locations. In addition, Central Utah Telephone owns 820 miles of copper cable and 151 miles of fiber optic cable running through rights-of-way within its 6,867 square mile service area. All of Central Utah Telephone's properties described herein are encumbered under mortgages held by the RUS and CoBank.

It is Registrant's opinion that the facilities referred to above are in good operating condition and suitable and adequate for present uses.

ITEM 3.  LEGAL PROCEEDINGS

Interactive is a party to ordinary routine litigation incidental to its business. Based on information currently available, Interactive believes that none of this ordinary routine litigation, either individually or in the aggregate, will have a material effect on its business.

Additionally, Interactive and several other parties, including our Chief Executive Officer, and Fortunet Communications, L.P., which was Sunshine PCS Corporation's predecessor-in-interest, have been named as defendants in a lawsuit brought under the so-called "qui tam" provisions of the federal False Claims Act in the United States District Court for the District of Columbia. The complaint was filed under seal with the court on February 14, 2001. At the initiative of one of the defendants, the seal was lifted on January 11, 2002. Under the False Claims Act, a private plaintiff, termed a "relator," may file a civil action on the U.S. government's behalf against another party for violation of the statute. In return, the relator receives a statutory bounty from the government's litigation proceeds if he is successful.

The relator is this lawsuit is R.C. Taylor III. The main allegation in the case is that the defendants participated in the creation of "sham" bidding entities that allegedly defrauded the federal Treasury by improperly participating in certain Federal Communications Commission spectrum auctions restricted to small businesses, as well as obtaining bidding credits in other spectrum auctions allocated to "small" and "very small" businesses. The lawsuit seeks to recover an unspecified amount of damages, which would be subject to mandatory trebling under the statute.

Interactive strongly believes that this lawsuit is completely without merit, and intends to defend the suit vigorously. The U.S. Department of Justice has notified the court that it has declined to intervene in the case. Nevertheless, we cannot predict the ultimate outcome of the litigation, nor can we predict the effect that the lawsuit or its outcome will have on our business or plan of operation. The defendants have yet to be formally served with the complaint.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

The Common Stock of Lynch Interactive Corporation is traded on the American Stock Exchange under the symbol "LIC." The market price high and lows in consolidated trading of the Common Stock for the last two years are as follows adjusted for the two-for-one stock split which occurred on September 11, 2000:

                                                           2001
                                                     Three Months Ended
                            March 31              June 30             September 30          December 31
                            --------              -------             ------------          -----------
High                          48.25                63.01                 73.50                 69.00
Low                           34.50                40.00                 48.03                 43.50


                                                            2000
                                                      Three Months Ended
                            March 31              June 30             September 30          December 31
                            --------              -------             ------------          -----------
High                          66.00                64.00                 56.00                 57.00
Low                           49.00                46.00                 45.00                 43.00

At March 18, 2002, Interactive had 864 shareholders of record and the closing price of our Common Stock was $40.25.

Neither Interactive nor Lynch Corporation, the company from which Interactive was spun off, has paid any cash dividends on its common stock since 1989.
Interactive does not expect to pay cash dividends on its common stock in the foreseeable future. Interactive currently intends to retain its earnings, if any, for use in its business. Current and future financings may limit or prohibit the payment of dividends.

ITEM 6.  SELECTED FINANCIAL DATA

                          LYNCH INTERACTIVE CORPORATION
                             SELECTED FINANCIAL DATA
                      (In Thousands, Except Per Share Data)

                                                                           Years Ended December 31, (a)
                                                           --------------------------------------------------------------
                                                              1997        1998         1999         2000         2001
                                                           ----------- ------------ ------------ ------------ -----------
Revenues .............................................   $  47,908    $  54,622    $  59,011    $  66,983    $  79,352

Operating profit (b) .................................      10,273       14,650       12,299       15,331       19,985
Net financing activities (c) .........................      (7,189)      (7,656)      (7,732)      (8,639)     (10,142)
Impairment of investment in Spinnaker Industries, Inc.        --           --           --           --         (3,194)
Reserve for impairment of investment in PCS
  license holders (d) ................................      (7,024)        --        (15,406)        --           --
Gain on sale of subsidiary stock and other
  assets (e) .........................................         260        2,709         --          4,187         --
                                                         ---------    ---------    ---------    ---------    ---------
Income (loss) before income taxes, minority
  interests, extraordinary item and
  operations of Morgan ...............................      (3,680)       9,703      (10,839)      10,879        6,649
(Provision) benefit for income taxes .................         836       (4,453)       2,478       (4,971)      (3,454)
Minority interests ...................................        (504)        (763)        (686)        (877)        (661)
                                                         ---------    ---------    ---------    ---------    ---------
  Income (loss) from continuing operations before
    extraordinary item and operations of Morgan ......      (3,348)       4,487       (9,047)       5,031        2,534
 Extraordinary item (f) ..............................        --           --           (160)        --           --

(Loss) from operations of Morgan
  to be distributed to shareholders (j) ..............          69          442           (9)      (2,666)      (1,386)
                                                         ---------    ---------    ---------    ---------    ---------
  Net income (loss) ..................................   $  (3,279)   $   4,929    $  (9,216)   $   2,365    $   1,148
                                                         =========    =========    =========    =========    =========
Basic and diluted earnings
Per common share (g) (h)
  Income (loss) from continuing operations before
    extraordinary item and operations of Morgan ......   $   (1.18)   $    1.58    $   (3.21)   $    1.78    $    0.90
  Income (loss) from operations of Morgan
    to be distributed to shareholders (j) ............   $    0.02    $    0.16    $   (0.00)   $   (0.94)   $   (0.49)
  Net income (loss) ..................................   $   (1.16)   $    1.74    $   (3.27)   $    0.84    $    0.41
Cash, securities and short-term investments ..........   $  27,663    $  26,498    $  29,094    $  26,900    $  31,233
Total assets .........................................   $ 219,897    $ 212,705    $ 221,705    $ 217,742    $ 256,350
Long-term debt .......................................   $ 131,687    $ 126,183    $ 164,736    $ 162,304    $ 193,202
Shareholders' equity (i) .............................   $  26,693    $  32,285    $  20,211    $  19,391    $  19,734

(a) Includes results of Upper Peninsula Telephone Company from March 18, 1997, Central Scott Telephone Company from July 16, 1999 and Central Utah Telephone Company from June 23, 2001, their respective dates of acquisition.

(b) Operating profit is sales and revenues less operating expenses, which excludes investment income, interest expense, equity in earnings of affiliated companies, reserve for impairment in PCS license holders in 1997 and 1999, gains on sales of subsidiary stock and other assets, minority interests and taxes, and extraordinary items and operations of Morgan.

(c) Consists of investment income, interest expense and equity in earnings of affiliated companies.

(d) See Note 4 "Wireless Communications Services" in the Company's consolidated financial statements.

(e) See Note 4 "Wireless Communications Services" in the Company's consolidated financial statements.

(f)  Loss from Early Extinguishment of Debt, Net of Tax Benefit of $105

(g)  Based on weighted average number of common shares outstanding.

(h) Adjusted to reflect a 2 for 1 stock split which occurred on September 11, 2000.

(i)  No cash dividends have been declared over the period.

(j)  Net of income tax and minority interest.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

This discussion should be read together with the Consolidated Financial Statements of Interactive and the notes thereto included elsewhere in this Annual Report.

RESULTS OF OPERATIONS

Year 2001 compared to 2000

Overview

In January 2002, Interactive spun off its investment in The Morgan Group, Inc. ("Morgan"), its only services subsidiary, via a tax-free dividend to its shareholders of the stock of Morgan Group Holding Co., a corporation that was formed to serve as a holding company for Interactive's controlling interest in Morgan. Morgan Group Holding Co. is now a public company. Accordingly, the amounts for Morgan are reflected on a one-line basis in the consolidated financial statements as of December 31, 2001, and for the year then ended as "to be distributed to shareholders." Similarly, the prior years' financial statements have been restated to be comparable with the current year's presentations.

The narratives below reflect these changes in reporting and restatements of prior periods.

Revenues

2001 total revenues were $79.3 million, an increase of $12.3 million, or 18.4%, from the $67.0 million recorded in 2000. Revenues grew primarily due to the recognition, in the third quarter of 2001, of an administrative fee of $2.8 million; the acquisition of Central Utah Telephone Company, Inc. and its subsidiaries, and Central Telecom Services, L.L.C., a related entity which were acquired on June 23, 2001, which combined contributed $4.8 million in revenues and, to a lesser extent, the growth in both regulated telecommunications services and provisions of non-traditional telephone services such as: Internet, long distance service and competitive local exchange carrier and the acquisition of American Alarm on November 30, 2001. During the third quarter of 2001, the Company recorded an administration fee of $2.8 million for services provided to a related entity in a Federal Communication Commission auction for spectrum to be used for the provision of personal communications services. The auction was conducted in 1999 and the fee was based on the entity's gain on the sale of licenses acquired.

EBITDA

Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased to $38.3 million in 2001 from $31.0 million in 2000, an increase of $7.3 million, or 23.3%. EBITDA is presented because it is widely accepted financial indicator of value and ability to incur and service debt. EBITDA is not a substitute for operating income, see below, or cash flows from operating activities, $24.3 million and $13.6 million for the years ended December 31, 2001 and 2000 respectively, in accordance with generally accepted accounting principles. Of the $7.3 million increase in EBITDA, $2.6 million of the increase was due to the acquisition of Central Utah Telephone Company. In addition, during 2001, the Company recorded $2.8 million of administrative fee income. The remaining increase was primarily due to the increase in regulated operations and reduced losses by the Company's CLEC operations.

Operating Profit

Operating profit for 2001 increased to $19.9 million from $15.3 million reported for 2000, an increase of $4.6 million. This increase in operating profits is principally attributable to the inclusion of the results of operations of Central Utah from the date of acquisition and the $2.8 million administrative fee.

Other Income (Expense)

Investment income was approximately $2.9 million in 2001 compared to investment income of $3.3 million in 2000. The lower level of investable securities was the primary cause of the decrease in investment income.

Interest expense increased by $0.4 million to $13.9 million in 2001 compared to $13.5 million in 2000. The increase is due primarily to the acquisition of Central Utah on June 23, 2001 ($0.9 million) offset by higher debt levels at lower average interest rates on the variable debt, the restructuring of the Company's Convertible Note discussed below, and the absence of the amortization of the put premium associated with the Company's Convertible Note for the duration of 2000.

During 2001, the Company recorded approximately $0.9 million of equity in earnings of affiliated entities compared to $1.7 million in 2000. The decrease of $0.8 million was primarily due to a net gain of $0.7 million in 2000 on the sale of cellular towers at two of the Registrant's cellular telephone company investments.

On February 25, 2000, Omnipoint acquired through a merger, all of the outstanding shares of East/West Communications, Inc. At the time of the merger, Interactive held a redeemable preferred stock of East/West Communications, Inc. with a liquidation value of $8.7 million, including payment in kind of dividends to date. In accordance with its terms, the preferred stock was redeemed at its liquidation value and as a result, Registrant recorded a pre-tax gain of $4.2 million in the year ended December 31, 2000.

The Company owns 1,000,000 shares of Spinnaker Industries, Inc. common stock. As described in the Notes to the accompanying financial statements, the Company accounts for this investment under the provision of Statement of Financial Accounting Standards No. 115 "Investment and Debt and Equity Securities." Under the provision of this standard, the Company records this investment at its publicly traded market price at the end of each accounting period and records the change in unrealized gains (loss) in that period's comprehensive income. In addition, under the provisions of this statement, if the quoted market indicated by that valuation is below the Company's basis, management is required to consider if the decline in value is other than temporary and, if so determined, write down the investment to its publicly traded value by recording the loss in the Statement of Operations. As of December 31, 2000, the basis of the Spinnaker shares was $3.2 million, or $3.19 per share. At December 31, 2001, the quoted market price of these shares was $0 per share. During the year ended December 31, 2000, Spinnaker recorded a loss from continuing operations of $17.7 million. Losses of $5.2 million and $2.8 million were recorded for the years ended December 31, 1999 and 1998, respectively. In the nine months ended September 30, 2001, Spinnaker recorded a net loss of $53.9 million, including $41.2 million of restructuring and asset impairment reserves related to the close of its Spinnaker Coating facility in Westbrook, Maine. On October 15, 2001, Spinnaker Industries announced that it would not be making that day's scheduled interest payment with regard to its 10 3/4% Senior Notes and it was actively engaged in discussion with a majority of the holders of those notes for the purpose of negotiating a consensual restructuring of its indebtedness.

On November 13, 2001, Spinnaker announced that it has commenced voluntary proceedings under Chapter 11 of the U.S. Bankruptcy Code for the purpose of facilitating and accelerating its financial restructuring. Spinnaker also announced that it had reached agreement, subject to Bankruptcy Court approval, with its existing lenders to provide up to $30 million in debtor-in possession financing, which Spinnaker believes will allow it to continue operating its business in the ordinary and customary manner.

On January 9, 2002, both classes of Spinnaker's stock were de-listed from the American Stock Exchange. The stock is now traded on the over the counter "bulletin board" (pink sheets). There has been no quoted price since the stock was de-listed in 2002. The Company believes that the decline in quoted value is other than temporary and, accordingly, has recorded a loss of $3.2 million during 2001 to write down its investment in Spinnaker to $0 at December 31, 2001.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company has not yet completed its analysis on how the new rules will affect its accounting for goodwill and other intangible assets, for which, implementation is required beginning in the first quarter for 2002. Based on a preliminary analysis, application of the nonamortization provisions of SFAS No. 142 would have resulted in an increase in income from continuing operations of $2.2 million, $0.74 per share, for the year ended December 31, 2000 and $2.4 million, $0.86 per share, for the year ended December 31, 2001 and is expected to increase Net income in 2002 by $2.9 million. The Company expects to perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 in the first quarter of 2002. Any impairment charge resulting from these transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first quarter of 2002. The Company has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede FASB Statement No. 121, Accounting for the Impairment of
Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and provide a single accounting model for long-lived assts to be disposed of. Although retaining many of the fundamental recognition and measurement provision of FASB Statement 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The new rules also will supersede the provisions of APB opinion 30 with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the periods in which the losses are incurred (rather as of the measurement date as presently required by APB 30). In addition, more dispositions will qualify for discontinued operations treatment in the income statement. The Company has not yet determined what the effect of FASB 144 will be on the earnings and financial position of the Company.

Tax Provision

The 2001 tax provision of $3.5 million includes federal, state and local taxes and represents an effective rate of 51.9% versus 45.7% effective tax rate of $5.0 million in 2000. The causes of the difference from the federal statutory rate are principally the effect of state income taxes, including the effect of earnings and losses attributable to different state jurisdictions, and the amortization of non-deductible goodwill. Beginning on January 1, 2002, the Company will no longer be amortizing goodwill in its results of operations. As a result, the Company's effective tax rate will be lower in the future.

Minority Interest

Minority interest was a reduction to earnings of $0.7 million in 2001 and $0.9 million in 2000. The reduction in net earnings in 2001 at telephone operations in which there is a minority ownership was the cause of the variance between years.

Net Income

Income from continuing operations was $2.5 million ($0.90 per diluted share) in 2001 compared to income from continuing operations of $5.0 million ($1.78 per diluted share) in 2000, net income for the year ended December 31, 2001 was $1.1 million, or $0.41 per diluted share, as compared to a net income of $2.4 million, or $0.84 per diluted share for the year ended December 31, 2000. In 2001, the recording of the administrative fee noted above and the results of Central Utah were offset by lower investment income, higher interest expense and the impairment of the Spinnaker shares. The most significant item affecting the swing in earnings was the gain on the redemption of the East/West preferred stock ($2.5 million, net of income tax provision) in 2000.

Year 2000 compared to 1999

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

The narrative below has been restated to reflect the distribution of Morgan to shareholders.

Revenues

2000 total revenues were $67.0 million, an increase of $8.0 million, or 13.5%, from the $59.0 million recorded in 1999, primarily due to the acquisition of Central Scott Telephone Company, which was acquired on July 16, 1999 ($3.0 million effect) and the growth in both regulated telecommunications services as well as the provision of non-traditional revenue services as: Internet, long distance service and competitive local exchange carrier.

EBITDA

Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased to $31.0 million in 2000 from $26.3 million in 1999, an increase of $4.7 million, or 17.8%. For purposes of this discussion, EBITDA does not include SARs expense (see below). EBITDA is presented because it is a widely accepted financial indicator of value and ability to incur and service debt. EBITDA is not a substitute for operating income, see below, or cash flows from operating activities, $13.6 million and $16.3 million for the years ended December 31, 2000 and 1999, respectively, in accordance with generally accepted accounting principles. EBITDA for the multimedia segment increased by $3.2 million, or 10.2% to $34.7 million from $31.5 million in 1999. $1.7 million of this increase was due to the acquisition of Central Scott Telephone Company. The remaining increase was primarily due to the increases in regulated operations offset by losses in the start-up of the CLEC operation ($0.7 million).

Operating Profit

Operating profits for 2000 increased to $15.3 million from $12.3 million reported for 1999, an increase of $3.0 million. This increase in operating profits is principally attributable to the absence of SAR expense during 2000. In 1999, the company reported a SAR expense of $2.9 million, see description below. The absence of the SAR expense in 2000 coupled with the increase of $0.3 million from the multimedia segment, resulting from the acquisition of Central Scott Telephone Company, accounted for the operating profit increase.

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

Other Income (Expense)

Investment income was approximately $3.3 million compared to $2.0 million in 1999. Realized gains on sales of "available-for-sale-securities," was the primary cause of the increase.

Interest expense increased by $2.8 million to $13.6 million in 2000 compared to $10.8 million in 1999. The increase is due primarily to the acquisition of Central Scott Telephone Company on July 16, 1999 ($0.8 million) and the issuance by the Company of a $25.0 million Convertible Note in December 1999 ($2.0 million) including interest paid and accretion of option to sell premium (see
Note 5 to the Consolidated Financial Statements).

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

Tax Provision

The 2000 tax provision of $5.0 million includes federal, state and local taxes and represents an effective rate of 45.7% versus 22.9% effective tax benefit of $2.5 million in 1999. Differences in the effective rates are attributable to the amortization of non-taxable goodwill and tax effect on losses of certain subsidiaries.

Minority Interest

Minority interest was a reduction to earnings of $0.7 million in 1999 and a reduction to earnings of $0.9 million in 2000. Increased net income at telephone operations in which there is a minority ownership was the cause of the variance between years.

Net Income

Income from continuing operations was $5.0 million ($1.78 per share) in 2000 compared to a loss from continuing operations of $9.0 million ($3.21 per share) in 1999 and net income for year ended December 31, 2000 was $2.4 million, or $0.84 per share, as compared to a net loss of $9.2 million, or $3.27 per share for the year ended December 31, 1999. The impairment charge associated with Fortunet was the primary item affecting the net loss in 1999.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2001, Lynch Interactive Corporation has current assets of $59.1 million and current liabilities of $67.9 million. Working capital was therefore a negative $8.8 million as compared to $6.8 million at December 31, 2000. The debt restructurings discussed below, the acquisition of Central Utah Telephone Company and related entities, increased capital expenditures and the additional investment in Morgan were the primary causes of the change in working capital.

Capital expenditures were $20.5 million in 2001 and $17.2 million in 2000. Anticipated capital expenditures in 2002 are approximately $25.0 million.

On December 12, 1999, Interactive completed the private placement of a $25 million 6% five-year note, convertible into Interactive common stock at $42.50 per share (adjusted for subsequent 2 to 1 stock split). At that time, to assist the Company with the private placement to Cascade Investment LLC ("Cascade"), the Chairman and CEO of Interactive, agreed to give the acquirer of the note, a one-time option to sell the note to him at 105% of the principal amount thereof. The exercise period was from November 15, 2000 to December 1, 2000. This option to sell is secured by a bank letter of credit, which is secured by the Chairman's escrow of securities. The Company agreed to reimburse the Chairman for the cost of the letter of credit (approximately $160,000) plus his legal fees in connection with the option to sell agreement and obtaining the letter of credit.

On January 16, 2001, the above option to sell agreement was amended. As amended, Cascade had the right to sell up to $15 million of the notes back to the Chairman at any time prior to January 31, 2001 and the right to sell the remaining $10 million of the note between November 15 and December 1, 2002. The option to sell is at 105% of the principal amount of Convertible Notes plus accrued and unpaid interest. As a condition to modifying and extending the option to sell, the Company entered into an agreement in December 2000, with its Chairman whereby it will pay for and acquire, on the same terms and conditions, any portion of the Convertible Notes sold by Cascade under this option. During January 2001, Cascade exercised this option with regard to the $15 million of Convertible Notes and pursuant to the agreement between the Company and Chairman, on February 14, 2001, the Company transferred $15.9 million to Cascade, including the 5% premium plus accrued and unpaid interest in exchange for $15.0 million of notes held by Cascade.

The option to sell the remaining $10 million is secured by a collateralized letter of credit in which the collateral is provided by an affiliate of the Chairman. The Company has agreed to pay all legal fees, letter of credit fees and a 10% per annum collateral fee on the amount of collateral provided, $10.5 million. The Company can replace the collateral at any time and the collateral fee would be eliminated from thereafter. As of December 31, 2001, the Company has replaced $7.5 million of the escrow collateral securing the above noted letter of credit by segregating $7.5 million of Treasury Bills in a separate account and pledging this account to the issuer of the letter of credit. Subsequent to December 31, 2001, the remaining collateral of $3.0 million was replaced by the Company. Management is currently unaware of Cascade's intention with regard to their potential exercise of the option to sell the $10 million but because the decision is beyond the control of management the debt has been classified as current in the accompanying balance sheet.

At December 31, 2001, total debt was $203.5 million, an increase of $36.9 million from December 31, 2000. At December 31, 2001 there was $137.1 million of fixed interest rate debt outstanding averaging 7% and $66.4 million of variable interest rate debt averaging 4.8%. In January 2001, a subsidiary of the Company borrowed $27.0 million secured by the stock of Western New Mexico Telephone Company. The loan is to be repaid in equal monthly installments over twelve years beginning in April 2001, bearing interest at either the bank's prime rate or LIBOR plus 2.5%, or at the Company's option, it can be fixed for its term. $15.9 million of the proceeds were used to acquire the Convertible Note of the Company owned by Cascade Investment L.L.C. The stock of Western New Mexico Telephone Company had previously been used to secure the acquisition facility, the balance of which was $7.9 million prior to its repayment in December 2000.

As of December 31, 2001, a subsidiary of the Company was in default of a term loan totaling $4.8 million. The subsidiary is currently restructuring their facility and management expects to have a new facility in place with the current lender by April 2002. If such is not accomplished, Interactive expects to be able to refinance the subsidiary as well as other subsidiaries to generate the funds necessary to repay the current lender.

A subsidiary of the Company has guaranteed $3.8 million of an equity investees' total debt of $10.6 million.

The parent company of Interactive has a short-term line of credit facility, which expires August 31, 2002, with maximum availability totaling $10.0 million of which $7.6 million was outstanding at December 31, 2001. The Company is pursuing various financing alternatives including renewal of the line of credit, refinancing substantially all or individual pieces of its currently outstanding debt, and sale of certain investments. The Company expects that this line of credit facility will be renewed in August 2002 when it expires. It is management's belief that it has or will be able to obtain adequate resources to fund operations over the next twelve months but there is no assurance that they will.

In general, the long-term debt facilities at subsidiaries are secured by substantially all of the Company's property, plant and equipment, receivables and common stock of certain subsidiaries and contain certain covenants restricting distribution to Lynch Interactive. At December 31, 2000 and 2001, substantially all of the subsidiaries' net assets are restricted.

Subsequent to the spin-off by Lynch Corporation, the Board of Directors of Lynch Interactive Corporation authorized the purchase of up to 100,000 shares of common stock. Through December 31, 2001, 4,900 shares had been purchased at an average cost of $49.03 per share. Subsequent to year-end, an additional 5,300 shares have been acquired at an average cost of $42.98 per share.

Lynch Corporation, the Company's predecessor, has not paid any cash dividends on its common stock since 1989. The Company has not paid any cash dividends since its inception in 1999 and does not expect to pay cash dividends on its common stock in the foreseeable future. Interactive currently intends to retain its earnings, if any, for use in its business. Further financing may limit or prohibit the payment of dividends.

Interactive has a high degree of financial leverage. As of December 31, 2001, the ratio of total debt to equity was 9.6 to 1. Certain subsidiaries also have high debt to equity rations. In addition, the debt at subsidiary companies contains restrictions on the amount of funds that can be transferred to the respective parent of the subsidiaries.

The Company has a need for resources primarily to fund future long-term growth initiatives. The Company considers various alternative long-term financing sources: debt, equity, or sale of an investment asset. While management expects to obtain adequate financing resources to enable the Company to meet its obligations, there is no assurance that such can be readily obtained or at reasonable costs. The Company is obligated under long-term debt provisions and lease agreements to make certain cash payments over the term of the agreements. The following table summarizes these contractual obligations for the periods shown:

                                                       Payments Due by Period
                                                         (In thousands)
                                                Less than
                                      Total       1 year     1 - 3 years  4 - 5 years  After 5 years
                                     --------   -----------   ----------   ---------   ------------
Long-term Debt (a) ...............   $193,202   $   28,126(b)  $ 44,476   $ 43,703     $ 76,897

Operating Leases .................        969          326          400        243         --
                                     --------   ------------   --------   --------     --------
Total Contractual Cash Obligations   $194,171   $   28,452     $ 44,876   $ 43,946     $ 76,897
                                     ========   ==========     ========   ========     ========

(a)  Does not  include  interest  payments on debt
(b) Contains $10 million of convertible subordinated debt due in 2004, that has a put option that if exercised, would accelerate the debt to the last quarter of 2002.

The company has certain  financing  commitments  from banks and other  financial
institutions  that  provide  liquidity.   The  following  table  summarizes  the
expiration of these commitments for the periods shown:

                                                                   Amount of Commitment Expiration
                                                                             Per Period
                                                                           (In thousands)


                                            Total Amounts     Less than
Other Commercial Commitments                  Committed         1 year        1-3 years     4-5 years     Over 5 years
                                           --------------- --------------- -------------   ------------   ------------
Lines of Credit                               $14,336         $14,336            -             -               -

Standby Letter of Credit                       10,500          10,500            -             -               -

Guarantees

Standby Repurchase Obligations

Other Commercial Commitments
                                           --------------- --------------- ---------------- --------------- ---------------

Total Commercial Commitments                  $24,836         $24,836            -             -               -
                                           =============== =============== ================ =============== ===============

On June 22, 2001, a subsidiary of the Company acquired Central Utah Telephone Company, Inc. and its subsidiaries, a 7,000-access line telephone company located in Utah. The Company has also acquired Central Telecom Services, LLC, a related entity, which has certain PCS and MMDS interests and Internet, long distance and telephone equipment businesses. The combined aggregate $15.6 million purchase price was financed primarily through the issuance of additional debt.

The Company has initiated an effort to monetize certain of its assets, including selling a portion or all of certain in vestment in certain of its operating entities. These may include minority interest in network affiliated television stations and certain telephone operations where growth opportunities are not readily apparent. There is no assurance that all or any part of this program can be effectuated on acceptable terms. In March 2002, the Company sold its 20.8% interest in the New Mexico cellular property, RSA #1 To Verizon Wireless for $5.5 million and repaid certain outstanding indebtedness to Verizon. (See Note 5 in the accompanying financial statements)

Critical Accounting Policies and Estimates

General

Interactive's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Interactive to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, Interactive evaluates its estimates, including those related to revenue recognition, carrying value of its investments in the spectrum entities and long-lived assets, purchase price allocations, and contingencies and litigation. Interactive bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Interactive believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition

The principal business of Interactive's telephone companies is to provide telecommunications services. These services fall into four major categories: local network, network access, long distance and other non-regulated telecommunications services. Toll service to areas outside franchised telephone service territory is furnished through switched and special access connections with intrastate and interstate long distance networks.

Local service revenues are derived from providing local telephone exchange services. Local service revenues are based on rates filed with various state telephone regulatory bodies.

Revenues from long distance network services are derived from providing certain long distance services to the Company's local exchange customers and are based on rates filed with various state regulatory bodies.

Revenue from intrastate access is generally billed monthly in arrears based on intrastate access rates filed with various state regulatory bodies. Interactive recognizes revenue from intrastate access service based on an estimate of the amounts billed to interexchange carriers in the subsequent month. Estimated revenues are adjusted monthly as actual revenues become known.

Revenue from interstate access is derived from settlements with the National Exchange Carrier Association ("NECA"). NECA was created by the FCC to administer interstate access rates and revenue pooling on behalf of small local exchange carriers who elect to participate in a pooling environment. Interstate settlements are determined based on the various subsidiaries' cost of providing interstate telecommunications service. Interactive recognizes interstate access revenue based on an estimate of the current year cost of providing service. Estimated revenue is adjusted to actual upon the completion of cost studies in the subsequent period.

Other ancillary revenues derived from the provision of directory advertising and billing and collection services are billed monthly based on rates under contract.

Purchase Price Allocation

Interactive's business development strategy is to expand its existing operations through internal growth and acquisition. From 1989 through 2001, the Company has acquired twelve telephone companies. Significant judgments and estimates are required to allocate the purchase price of acquisitions to the fair value of tangible assets acquired and identifiable intangible assets and liabilities assumed. Any excess purchase price over the above fair values is allocated to goodwill. Additional judgments and estimates are required to determine if identified intangible assets have finite or indefinite lives.

Depreciation and Amortization

The calculation of depreciation and amortization expense is based on the estimated economic useful lives of the underlying property, plant and equipment and intangible assets. Although Interactive believes it is unlikely that any significant changes to the useful lives of its tangible or intangible assets will occur in the near term, rapid changes in technology, the discontinuance of accounting under SFAS No. 71 by the Company's wireline subsidiaries, or changes in market conditions could result in revisions to such estimates that could materially affect the carrying value of these assets and the Company's future consolidated operating results.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to market risks relating to changes in the general level of U.S. interest rates. Changes in interest rates affect the amount of interest earned on the Company's cash equivalents and short-term investments (approximately $31.2 million at December 31, 2001 and $24.8 million at December 31, 2000). The Company generally finances the debt portion of the acquisition of long-term assets with fixed rate, long-term debt. The Company generally maintains the majority of its debt as fixed rate in nature by borrowing on a fixed long-term basis. The Company does not use derivative financial instruments for trading or speculative purposes. Management does not foresee any significant changes in the strategies used to manage interest rate risk in the near future, although the strategies may be reevaluated as market conditions dictate.

At December 31, 2001, approximately $66.4 million, or 32.6% of Interactive's long-debt and notes payable bears interest at variable rates. Accordingly, the Company's earnings and cash flows are affected by changes in interest rates. Assuming the current level of borrowings for variable rate debt and assuming a one percentage point change in the 2001 average interest rate under these borrowings, it is estimated that Interactive's 2001 interest expense would have changed by approximately $0.7 million. In the event of an adverse change in interest rates, management would likely take actions to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, the analysis assumes no such actions. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item 10 is included under the caption "Executive Officers of the Registrant" in Item 1 hereof and included under the captions "Election of Directors" and "Section 16(a) Reporting" in Registrant's Proxy Statement for its Annual Meeting of Shareholders for 2002, which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item 11 is included under the captions "Compensation of Directors," "Executive Compensation," "Executive Compensation and Benefits Committee Report on Executive Compensation" and "Performance Graph" in Registrant's Proxy Statement for its Annual Meeting of Shareholders for 2002, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item 12 is included under the caption "Security Ownership of Certain Beneficial Owners and Management," in the Registrant's Proxy Statement for its Annual Meeting of Shareholders for 2002, which information is included herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is included under the caption "Executive Compensation", and "Transactions with Certain Affiliated Persons" in the Registrant's Proxy Statement for its Annual Meeting of Shareholders for 2002, which information is included herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K


(a)(1)        The following documents are filed as part of this Form 10-K
              Annual Report:

              Financial Statements:

              Reports of Independent Auditors and the following Financial Statements of the Company are included herein:

              Consolidated Balance Sheets - December 31, 2000 and 2001 Consolidated Statements of Operations - Years ended December 31, 1999, 2000, and 2001 Consolidated Statements of Shareholders' Equity - Years ended December 31, 1999, 2000, and 2001 Consolidated Statements of Cash Flows - Years ended December 31, 1999, 2000, and 2001 Notes to Consolidated Financial Statements

(a)(2)        Financial Statement Schedules:
                Schedule I - Condensed Financial Information of Registrant
                Schedule II - Valuation and Qualifying Accounts

(a)(3)        Exhibits: See the Exhibit Index on pages 52 through 54

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, or are inapplicable, and therefore have been omitted.

See Page 2 above re Forward Looking Information.

(b) Reports on Form 8-K: There were no Current Reports on Form 8-K filed during the fourth quarter of 2001.

(c) Exhibits: The following Exhibits listed in the Exhibit Index are filed with this Form 10-K Annual Report:

10(n)  -        Separation  and  Distribution  Agreement,  dated as of January
                18, 2002,  by and among Lynch Interactive Corporation,
                Morgan Group Holding Co. and The Morgan Group, Inc.

10(o)  -        Employment  Agreement,  dated as of August 1, 2001, between
                John Fikre and Lynch Interactive Corporation

21      -       Subsidiaries of Registrant

24     -        Powers of Attorney

99     -        Report of Independent Auditors

               - Report of Siepert & Co., L.L.P. on the financial statements of Cuba City Telephone Exchange Company for the year ended December 31, 2000 and 2001

               - Report of Siepert & Co., L.L.P. on the financial statements of Belmont Telephone Company for the year ended December 31, 2000 and 2001

               - Report of Siepert & Co., L.L.P. on the financial statements of Lynch Michigan Telephone Holding Corporation for the year ended December 31, 2001

(d) Financial Statement Schedules: Financial Statement Schedules are listed in response to Item 14(a)(2)

                         REPORT OF INDEPENDENT AUDITORS




Board of Directors and Shareholders
Lynch Interactive Corporation

We have audited the accompanying consolidated balance sheets of Lynch Interactive Corporation and subsidiaries (the "Company") as of December 31, 2000 and 2001 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedules listed in the index at Item 14(a). These financial statements and schedules are the responsibility of the management of Lynch Interactive Corporation. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. We did not audit the financial statements of Cuba City Telephone Exchange Company and Belmont Telephone Company, indirect wholly owned subsidiaries of Lynch Interactive Corporation, which statements reflect total assets of $4,149,000 in 2000 and $4,347,000 in 2001, and total revenues of $2,070,000 in 1999, $2,076,000 in 2000, and $2,139,000 in 2001 nor the 2001
financial statements of Lynch Michigan Telephone Holding Corporation, an indirect wholly-owned subsidiary of Lynch Interactive Corporation, which statements reflect total assets of $33,147,000 and total revenues of $11,246,000 for the year then ended. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to data included for Cuba City Telephone Exchange Company and Belmont Telephone Company in 1999, 2000 and 2001 and Lynch Michigan Holding Corporation in 2001, is based solely on the reports of other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lynch Interactive Corporation and subsidiaries at December 31, 2000 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, based on our audits and the reports of other auditors, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




Stamford, Connecticut
March 12, 2002

                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                           December 31,
                                                     -----------  ------------
                                                        2000          2001
                                                     -----------  ------------
                                                           (In Thousands)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ......................   $  24,834    $  31,233
  Marketable securities ..........................       2,066         --
  Receivables, less allowances of $155 and
   $424, respectively ............................       7,266        9,963
  Material and supplies ..........................       3,387        3,373
  Prepaid expenses and other current assets ......       2,529        1,757
  Current assets of Morgan Group Holding Co.
    to be distributed to shareholders ............      11,619       12,757
                                                     ---------    ---------
TOTAL CURRENT ASSETS .............................      51,701       59,083

PROPERTY, PLANT AND EQUIPMENT:
  Land ...........................................         490          840
  Buildings and improvements .....................       8,559       10,858
  Machinery and equipment ........................     151,481      182,109
                                                     ---------    ---------
                                                       160,530      193,807
  Accumulated Depreciation .......................     (64,961)     (74,530)
                                                     ---------    ---------
                                                        95,569      119,277

EXCESS OF COST OVER FAIR VALUE OF NET ASSETS
  ACQUIRED, NET ..................................      52,222       63,936
INVESTMENTS IN AND ADVANCES TO AFFILIATED ENTITIES      13,284       14,277
INVESTMENT IN SPINNAKER INDUSTRIES, INC ..........       5,250         --
OTHER ASSETS .....................................      11,335       12,534
NON CURRENT ASSETS OF MORGAN GROUP HOLDING CO.
  TO BE DISTRIBUTED TO SHAREHOLDERS ..............      11,049       10,241
                                                     ---------    ---------

TOTAL ASSETS .....................................   $ 240,410    $ 279,348
                                                     =========    =========


See accompanying notes.




                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                              December 31,
                                                      -------------------------
                                                          2000         2001
                                                      -----------  -------------
                                                            (In Thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable to banks ............................   $   4,333    $  10,336
  Trade accounts payable ............................         424          921
  Accrued interest payable ..........................       2,504        1,579
  Accrued liabilities ...............................      14,472       15,700
  Current maturities of long-term debt ..............      12,365       28,126
  Current liabilities of Morgan Group Holding Co.
    to be distributed to shareholders ...............      10,801       11,281
                                                        ---------    ---------
     TOTAL CURRENT LIABILITIES ......................      44,899       67,943



LONG-TERM DEBT ......................................     149,939      165,076
DEFERRED INCOME TAXES ...............................       8,347        8,515
OTHER LIABILITIES ...................................         502          887
MINORITY INTEREST ...................................       5,539        6,120
NON CURRENT LIABILITIES AND MINORITY
  INTERESTS OF MORGAN GROUP HOLDING CO
  TO BE DISTRIBUTED TO SHAREHOLDERS .................       7,785        6,290

COMMITMENTS AND CONTINGENCIES (Note 13)

SHAREHOLDERS' EQUITY
  COMMON STOCK, $0.0001 PAR VALUE-10,000,000
    SHARES AUTHORIZED; 2,824,766 ISSUED; 2,821,666
    and 2,820,051 outstanding .......................        --           --
  ADDITIONAL PAID-IN CAPITAL ........................      21,404       21,406
  RETAINED EARNINGS .................................         652        1,800
  ACCUMULATED OTHER COMPREHENSIVE INCOME ............       1,495        1,542
  TREASURY STOCK, 3,100 and 4,715 shares, at cost ...        (152)        (231)
                                                        ---------    ---------
                                                           23,399       24,517
                                                        ---------    ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..........   $ 240,410    $ 279,348
                                                        =========    =========

See accompanying notes.



                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                          Years Ended December 31,
                                                     ----------------------------------
                                                       1999          2000         2001
                                                     --------      --------     -------
                                                    (In Thousands, except per share data)
SALES AND REVENUES ................................   $ 59,011    $ 66,983    $ 79,352

COSTS AND EXPENSES:
  Multimedia cost of sales ........................     41,671      48,477      57,019
  Selling and administrative ......................      5,041       3,175       2,348
                                                      --------    --------    --------
OPERATING PROFIT ..................................     12,299      15,331      19,985
                                                      --------    --------    --------
Other income (expense):
  Investment income ...............................      2,013       3,260       2,862
  Interest expense ................................    (10,802)    (13,568)    (13,936)
  Equity in earnings of affiliated companies ......      1,057       1,669         932
  Impairment of investment in Spinnaker
    Industries, Inc. ..............................       --          --        (3,194)
  Reserve for impairment of investment
    in PCS license holders ........................    (15,406)       --          --
  Gain on sales of subsidiary stock
    and other assets ..............................       --         4,187        --
                                                      --------    --------    --------
                                                       (23,138)     (4,452)    (13,336)
                                                      --------    --------    --------
INCOME (LOSS) BEFORE INCOME TAXES, MINORITY
  INTERESTS, EXTRAORDINARY ITEM AND
  OPERATIONS OF MORGAN ............................    (10,839)     10,879       6,649
(Provision) benefit for income taxes ..............      2,478      (4,971)     (3,454)
Minority interests ................................       (686)       (877)       (661)
                                                      --------    --------    --------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
    EXTRAORDINARY ITEM AND
    OPERATIONS OF MORGAN GROUP HOLDING CO
    TO BE DISTRIBUTED TO SHAREHOLDERS .............     (9,047)      5,031       2,534

LOSS FROM EARLY EXTINGUISHMENT OF DEBT, NET .......       (160)       --          --

LOSS FROM OPERATIONS OF MORGAN GROUP HOLDING
   CO. TO BE DISTRIBUTED TO SHAREHOLDERS NET OF
   TAXES $193, $2,451, $(166) AND MINORITY
   INTEREST $28, $2,133, $603 .....................         (9)     (2,666)     (1,386)
                                                      --------    --------    --------
NET INCOME (LOSS) .................................   $ (9,216)   $  2,365    $  1,148
                                                      ========    ========    ========

Basic and diluted weighted average
   shares outstanding .............................  2,824,000   2,823,000   2,822,000
                                                   ===========   =========   =========


BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM
  AND OPERATIONS OF MORGAN GROUP HOLDING
  CO. TO BE DISTRIBUTED TO SHAREHOLDERS ..........   $  (3.21)     $   1.78   $   0.90
EXTRAORDINARY ITEM, NET ..........................      (0.06)           --         --
LOSS FROM OPERATIONS OF MORGAN GROUP HOLDING
  CO. TO BE DISTRIBUTED TO SHAREHOLDERS ..........         --         (0.94)     (0.49)
                                                        -----         -----      -----
NET INCOME (LOSS) ................................   $  (3.27)      $  0.84   $   0.41
                                                        =====         =====      =====


See accompanying notes.




                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIAIRES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (In Thousands, Except Share Data)

                                                                                Accumulated               Investments
                                  Shares of                                        Other                     By and
                                   Common               Additional                Compre-                Advances from
                                    Stock     Common     Paid-in     Retained      hensive     Treasury      Lynch
                                 Outstanding  Stock      Capital     Earnings      Income       Stock     Corporation      Total
                                 ----------  ---------- ----------- ------------ ----------- -----------  -------------- ----------
Balance at December 31, 1998 ..         --    $     --   $     --   $     --    $     --    $     --      $   39,314    $   39,314
Investment by and advances (to)
  from Lynch Corporation ......         --          --         --         --          --          --          (1,980)       (1,980)
Net loss for the period .......         --          --         --         --          --          --          (7,503)       (7,503)
Unrealized loss on available
 for sale securities (net of tax
 benefit of $739) .............         --          --         --         --          --          --          (1,020)       (1,020)

  Comprehensive loss ..........         --          --         --         --          --          --            --          (8,523)
                                  ----------  ---------- ----------   ----------  ----------  ----------    ----------    ----------
Balance at August 31, 1999 ....         --          --         --         --          --          --          28,811        28,811
Distribution by Lynch .........    1,412,383        --   $   21,404       --    $    7,407        --         (28,811)         --
Corporation
Net loss for the period .......         --          --         --    $  (1,713)       --          --            --          (1,713)
Unrealized loss on available
for sale securities (net of tax
benefit of $121) ..............         --          --         --         --          (167)       --            --            (167)

    Comprehensive loss ........         --          --         --         --          --          --            --          (1,880)

Purchase of treasury stock ....         (200)       --         --         --          --           (20)         --             (20)
                                  ----------  ---------- ---------- ----------  ----------  ----------    ----------    ----------
Balance at December 31, 1999 ..    1,412,183           0     21,404     (1,713)      7,240         (20)            0        26,911
Two-for-one stock split .......    1,412,183        --         --         --          --          --            --            --
Net income for the period .....         --          --         --        2,365        --          --            --           2,365
Unrealized loss on available
for sale securities ...........         --          --         --         --        (4,699)       --            --          (4,699)
Reclassification adjustment ...         --          --         --         --          (480)       --            --            (480)

  Comprehensive income ........         --          --         --         --          --          --            --          (2,814)

Adjustment relating to
acquisition ...................         --          --         --         --          (566)       --            --            (566)
  cost

Purchase of treasury stock ....       (2,700)       --         --         --          --          (132)         --            (132)
                                  ----------  ---------- ---------- ----------  ----------  ----------    ----------    ----------

Balance at December 31, 2000 ..    2,821,666           0     21,404          652     1,495        (152)            0        23,399
Net income for the period .....         --          --         --          1,148      --          --            --           1,148
Unrealized loss on available
for sale securities ...........         --          --         --           --      (1,688)       --            --          (1,688)

Reclassification adjustment....         --          --         --           --       1,735        --            --           1,735

    Comprehensive income ......         --          --         --           --        --          --            --           1,195

Issuance of Treasury Shares ...          185        --            2         --        --             9          --              11
Purchase of Treasury Stock ....       (1,800)       --         --           --        --           (88)         --             (88)
                                  ----------  ----------  ---------   ---------- ----------  ----------    ----------    ----------
Balance at December 31, 2001 ..    2,820,051  $       0   $  21,406   $    1,800 $   1,542   $    (231)   $        0    $   24,517
                                  ==========  =========   =========   ========== =========   ==========    ==========    ==========


See accompanying notes.




                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Years Ended December 31,
                                                      ----------------------------------
                                                         1999        2000         2001
                                                      ----------------------------------
                                                                 (In Thousands)
OPERATING ACTIVITIES
Net income (loss) ...................................   $ (9,216)   $  2,365    $  1,148
Depreciation and amortization .......................     14,131      15,797      18,283
Unrealized gain on trading securities ...............       (620)       (479)       --
Net proceeds from sale of trading securities ........       --          --         2,066
Minority interests ..................................        686         877         661
Equity in Earnings of affiliated companies ..........     (1,057)     (1,669)       (932)
Reserve for impairment of investment
  in PCS license holders ............................     15,406        --          --
Gain on redemption of East/West preferred stock .....       --        (4,125)       --
Impairment of investment in Spinnaker
  Industries, Inc. ..................................       --          --         3,194
Gain on sale of securities ..........................       --          (909)       (198)
Deferred income taxes ...............................     (5,226)     (2,101)       (724)
Non-cash items and changes in operating
  assets and liabilities
  from operations of Morgan Group Holding Co. to
  be distributed to shareholders ....................      2,511       3,539       1,032
Assets transferred in settlement
  of litigation .....................................       --          --           415
Changes in operating assets and liabilities,
  net of effects of acquisitions:
    Trade accounts receivable .......................       (511)       (834)     (1,082)
    Trade accounts payable and accrued liabilities ..      1,291       2,850        (629)
    Other ...........................................     (1,071)       (658)      1,326
Other ...............................................       --        (1,034)       (212)
                                                         --------    --------    --------
NET CASH PROVIDED BY OPERATING ACTIVITIES ...........     16,324      13,619      24,348
                                                         --------    --------    --------

INVESTING ACTIVITIES
Acquisition (total cost less debt assumed and
  cash equivalents acquired):
    Central Scott Telephone Company .................    (23,985)       --          --
    Central Utah Telephone Company ..................       --          --        (6,914)
    American Alarm Company ..........................       --          --        (3,085)
Investment in Personal Communications Services
  Partnerships, net .................................       --        (7,988)       (186)
Proceeds from redemption of East/West preferred stock       --         8,712        --
Capital expenditures ................................    (11,742)    (17,208)    (20,533)
Proceeds from sale of securities ....................       --         1,563         494
Cash received from liquidation of partnership .......       --          --           550
Investing activities of operations of
  Morgan Group Holding Co. to be
  distributed to shareholders .......................       (839)       (104)     (2,718)
Other ...............................................     (1,342)        896       1,276
                                                         --------    --------    --------

NET CASH USED IN INVESTING ACTIVITIES ...............    (37,908)    (14,129)    (31,116)
                                                         --------    --------    --------

FINANCING ACTIVITIES
Issuance of long-term debt ..........................     51,563      13,489      30,847
Payments to reduce long-term debt ...................    (13,010)    (16,021)    (24,499)
Net borrowings, lines of credit .....................      2,718       1,062       6,003
Purchase of Treasury stock ..........................        (20)       (132)        (88)
Advances to Lynch Corporation .......................    (15,987)       --          --
Financing activities of operations
 of Morgan Group Holding Co. to be
 distributed to shareholders ........................     (1,663)       (769)        439
Other ...............................................        (41)        208         465
                                                         --------    --------    --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES       23,560      (2,163)     13,167
                                                         --------    --------    --------
Net increase (decrease) in cash
  and cash equivalents ..............................      1,976      (2,673)      6,399
Cash and cash equivalents at beginning of year ......     25,531      27,507      24,834
                                                         --------    --------    --------
Cash and cash equivalents at end of year ............   $ 27,507    $ 24,834    $ 31,233
                                                        ========    ========     ========


See accompanying notes.

                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2001

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

Interactive and Lynch Corporation have entered into certain agreements governing various ongoing relationships, including the provision of support services and a tax allocation agreement. The tax allocation agreement provides for the allocation of tax attributes to each company as if it had actually filed with the respective tax authority. At the spin off, the employees of the corporate office of Lynch Corporation became the employees of Lynch Interactive Corporation and Lynch Interactive Corporation began providing certain support services to Lynch. The Company charged a management fee for these services to Lynch Corporation amounting to approximately $200,000 in 1999, $265,000 in 2000 and $208,000 in 2001. In September 2001, Interactive stopped charging a management fee to Lynch Corporation since the corporate offices of Lynch Corporation were relocated at that time.

In January 2002, Interactive spun off its interest in The Morgan Group, Inc. ("Morgan"), its only services subsidiary, via a tax-free dividend to its shareholders of the stock of Morgan Group Holding Co., a corporation that was formed to serve as a holding company for Interactive's controlling interest in Morgan. Morgan Group Holding Co. is now a public company. Accordingly, the amounts for Morgan are reflected on a one-line basis in the consolidated financial statements as of December 31, 2001 and for the year then ended as amounts "to be distributed to shareholders." Similarly, the prior years' financial statements have been restated to be comparable with the current year's presentation.

Basis of Presentation

As of December 31, 2000 and 2001, the years ended December 31, 2000 and 2001, and for the period from September 1, 1999 to December 31, 1999, the accompanying financial statements represent the consolidated accounts of Interactive. Prior to September 1, 1999, the financial statements have been prepared using the historical basis of assets and liabilities and historical results of operations of the multimedia and services businesses and other assets and liabilities, which were contributed to Interactive, on a combined basis. Accordingly, the results for the year ended December 31, 1999, represent a combination of consolidated and combined financial information for the respective periods. As the historical financial information prior to September 1, 1999 herein reflects periods during which the Company did not operate as an independent public company, certain assumptions were made in preparing such financial information. Such information, therefore, may not necessarily reflect the results of operations, financial condition or cash flows of the Company in the future or what they would have been had the Company been an independent public company during the reporting periods.

The Company consolidates the operating results of its telephone (81%-100% owned during each of the three years ended December 31, 2001) and cable television (60% at December 31, 2000 and 100% owned at December 31, 2001) subsidiaries. All material intercompany transactions and balances have been eliminated. Investments in affiliates in which the Company does not have a majority voting control are accounted for in accordance with the equity method. The Company accounts for the following affiliated companies on the equity basis of accounting:

Coronet Communications Company (20% owned at December 31, 2001), Capital Communications Company, Inc. (49% owned at December 31, 2001), Fortunet Communications, L.L.P. (49.9% owned at December 31, 2001), and the cellular operations in New Mexico, Iowa and North Dakota (17% to 21% owned at December 31, 2001).

The shares of Spinnaker Industries, Inc., in which the company owns 2.5% of the voting power and 13.6% of the common equity, are accounted for in accordance with Statements of Financial Accounting Standards (SFAS) No. 115 "Investment in Debt and Equity Securities." At December 31, 2001, the quoted market price of these shares was $0 per share. During the year ended December 31, 2000, Spinnaker recorded a loss from continuing operations of $17.7 million. Losses of $5.2 million and $2.8 million were recorded for the years ended December 31, 1999 and 1998, respectively. In the nine months ended September 30, 2001, Spinnaker recorded a net loss of $53.9 million, including $41.2 million of restructuring and asset impairment reserves related to the close of its Spinnaker Coating facility in Westbrook, Maine. On October 15, 2001, Spinnaker Industries announced that it would not be making that day's scheduled interest payment with regard to its 10 3/4% Senior Notes and it was actively engaged in discussion with a majority of the holders of those notes for the purpose of negotiating a consensual restructuring of its indebtedness.

On November 13, 2001, Spinnaker announced that it has commenced voluntary proceedings under Chapter 11 of the U.S. Bankruptcy Code for the purpose of facilitating and accelerating its financial restructuring. Spinnaker also announced that it had reached agreement, subject to Bankruptcy Court approval, with its existing lenders to provide up to $30 million in debtor-in possession financing, which Spinnaker believes will allow it to continue operating its business in the ordinary and customary manner.

On January 9, 2002, both classes of Spinnaker's stock were de-listed from the American Stock Exchange. The stock is now traded on the over the counter "bulletin board" (pink sheets). There has been no quoted price since the stock was de-listed in 2002. The Company believes that the decline in quoted value is other than temporary and, accordingly, has recorded a loss of $3.2 million during 2001 to write down its investment in Spinnaker to $0 at December 31, 2001.

Use of Estimates/Reclassifications

The  preparation  of  consolidated   financial  statements  in  conformity  with
accounting principles generally accepted in the United States requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to current year presentation.

Cash Equivalents

Cash equivalents consist of highly liquid investment with a maturity three months or less when purchased.

At December 31, 2000 and 2001, assets of $18.7 million and $14.6 million, which are classified as cash and cash equivalents, are invested in United States Treasury money market funds for which affiliates of the Company serve as investment managers to the respective funds.

At December 31, 2001, the Company has segregated $7.5 million of U.S. Treasury Bills in a separate account and pledged this account as collateral on a letter of credit that secures a put (option to sell) on certain of the Company's debt. (See Note 6-Notes Payable and Long-term Debt).

Marketable Securities

Marketable securities consist principally of common stocks. At December 31, 2000 and 2001, certain marketable securities and United States Treasury money market funds, classified as cash equivalents, were classified as trading. Interactive's investment in Spinnaker Industries, Inc. and certain other equity securities included in other assets with carrying values of $7.3 million and $3.8 million at December 31, 2000 and 2001, respectively, were classified as available-for-sale. Trading and available-for-sale securities are stated at fair value with unrealized gains or losses on trading securities included in earnings and unrealized gains or losses on available-for-sale securities included in equity and as a component of comprehensive income (loss). Unrealized gains on available-for-sale securities were $12.4 million, $2.6 million and $2.6 million for the years ended December 31, 1999, 2000 and 2001, respectively. The changes in unrealized gains in each of the periods presented, net of tax, have been included in the Consolidated Statements of Shareholder's Equity, Investment by and Advances from Lynch Corporation prior to September 1, 1999 and "Accumulated other comprehensive income" thereafter.

The cost of marketable securities sold is determined on the specific identification method. Realized gains included in investment income were $37,000, $909,000 and $1,355,000 for the years ended December 31, 1999, 2000 and
2001, respectively.

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

Excess of Cost Over Fair Value of Net Assets Acquired, Net

Excess of cost over fair value of net assets acquired (goodwill) is being amortized on a straight-line basis over periods ranging from twenty to forty years. The Company periodically reviews goodwill to assess recoverability, and impairments would be recognized in operating results if a permanent diminution in value were to occur. The Company measures the potential impairment of recorded goodwill by the undiscounted value of expected future cash flows in relation to its net capital investment in the subsidiary. Based on its review, the Company does not believe that an impairment of its goodwill has occurred. Excess of cost over fair value of net assets acquired of $52.2 million and $63.9 million are net of accumulated amortization of $13.1 million and $15.8 at December 31, 2000 and 2001, respectively.

Equity, Investment By and Advances From Lynch Corporation

Equity represents the net investment in and advances to Interactive by Lynch through the date of the spin-off. It includes common stock, additional paid in capital, net earnings and net intercompany balances with Lynch Corporation, which were contributed at the time of the Spin-Off.

Revenues

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

Sales of communications products represent a separate earnings process and are recognized when products are delivered and accepted by customers. For each transaction involving both the installation and activations of service and the sale of equipment, the Company has allocated revenues based on fair value for the service element and the residual method for all other elements of the transaction.

Earnings (Loss) Per Share

Basic earnings (loss) per common share amounts are based on the average number of common shares outstanding during each period, excluding the dilutive effects of options, warrants, and convertible securities. Diluted earnings per share reflect the effect, where dilutive, of options, warrants and convertible securities, using the treasury stock and if converted methods as applicable.

Comprehensive Income

The Company follows the provisions of SFAS No. 130, "Reporting Comprehensive Income" that requires unrealized gains or losses on the Registrant's available-for-sale securities to be included as a separate component of Shareholder Equity and in other comprehensive income (loss).

Segment Information

The Company follows the provisions of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 requires disclosure of selected financial and descriptive information for each operating segment based on management's internal organizational decision-making structure. Additional information is required on a company-wide basis for revenues by product or service, revenues and identifiable assets by geographic location and information about significant customers.

Impairments

The Company accounts for its long-lived assets in accordance with the provision of SFAS No. 121, Accounting for the "Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Company periodically assesses the net realizable value of its long-lived assets and evaluates such assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. For assets to be held, impairment is determined to exist if estimated undiscounted future cash flows are less than the carrying amount. For assets to be disposed of, impairment is determined to exist if the estimated net realizable value is less than carrying amount. The calculation of impairment would then be based on appropriate discounted cash flows. (See recent accounting pronouncements below--SFAS No. 144).

Stock Based Compensation

The Company applies the disclosure only provisions of SFAS No. 123, "Accounting for Stock Based Compensation." SFAS No. 123 establishes a fair value method of accounting and reporting standards for stock based compensation plans. However, as permitted by SFAS No. 123, the Company elected to continue to apply the provision of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its equity awards. Under APB No. 25, if the exercise price of the Company's employee stock options was not less than the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company is required to disclose the pro forma net income (loss) and net income (loss) per share as if the fair value method defined in SFAS No. 123 had been applied to all grants.

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

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets" effective for fiscal years beginning after December 15, 2001. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. Statement 142 prohibits the amortization of goodwill and assets with indefinite lives. Statement 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives.

The Company will apply Statement 142 beginning in the first quarter of 2002. Application of the nonamortization provisions of Statement 142 is expected to result in an increase in net income of $2.9 million, $1.03 per share in 2002, and would have resulted in an increase in net income of $1.7 million, $0.60 per share, $2.1 million, $0.74 per share and $2.4 million, $0.86 per share for the years ended December 31, 1999, 2000 and 2001, respectively. The Company will test goodwill for impairment using the two-step process prescribed in Statement
142. The first step is a screen for potential impairment, while the second step measures the amount of impairment, if any. The Company expects to perform the first of the required impairment tests of goodwill and indefinite lived intangible assts as of January 1, 2002 in the second quarter of 2002. Any impairment charge resulting from these transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the first quarter of 2002. The company has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets", effective for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and provide a single accounting model for long-lived assts to be disposed of. Although retaining many of the fundamental recognition and measurement provision of FASB Statement 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The new rules also will supersede the provisions of APB opinion 30 with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the periods in which the losses are incurred (rather as of the measurement date as presently required by APB 30). In addition, more dispositions will qualify for discontinued operations treatment in the income statement. The Company has not yet determined what the effect of FASB 144 will be on the earnings and financial position of the Company.

2.            Spin-off of Morgan

On July 12, 2001, the Company made an additional $2.0 million investment in Morgan, which increased its equity ownership from 55.6% to 70.2% and its voting control from 68.59% to 80.8%.

On August 17, 2001, the Board of Directors of Interactive authorized management to distribute its holdings in Morgan to Interactive's shareholders.

In January 2002, Interactive spun off its interest in The Morgan Group, Inc., its only services subsidiary, via a tax-free dividend to its shareholders of the stock of Morgan Group Holding Co., a corporation that was formed to serve as a holding company for Interactive's controlling interest in The Morgan Group, Inc. Morgan Group Holding Co. is now a public company.

Morgan currently has on file with the Securities and Exchange Commission a preliminary registration statement registering warrants that will be issued to all of its current shareholders to acquire newly issued share of Class A and Class B Morgan common stock. The warrants that are to be issued to Interactive will also be placed in Morgan Holding. Pursuant to the spin off, each Interactive shareholder would receive one share of Morgan Holding for each share of Interactive owned.

As a result, the Company's services segment, which consisted solely of the operations of Morgan, is being reported as operations to be distributed to shareholders. Accordingly, operating results of Morgan have been segregated from continuing operations and reported as a separate line item in the Statements of Operations.

Interactive has restated its prior year financial statements to present the operating results of Interactive on a comparable basis. Morgan's net sales were $101.2 million, $128.4 million, and $172.5 million for the years ended December 31, 2001, 2000 and 1999, respectively.

The net assets of Morgan included in the accompanying consolidated balance sheets as of December 31, 2000 and 2001, consist of the following:

(In thousands)                                                      December 31,
                                                                 2000        2001
                                                                --------  --------
Cash and cash equivalents ....................................   $ 2,092   $ 1,017
Accounts receivable, net .....................................     7,881     6,322
Prepaids and other (includes restricted cash
  of $2.6 million in 2001) ...................................     1,646     5,418
                                                                 -------   -------
Current assets to be distributed to shareholders .............   $11,619   $12,757
                                                                 =======   =======
Property, plant and equipment, net ...........................   $ 3,688   $ 3,385
Excess of cost over net fair value of net assets acquired, net     6,727     6,256
Other assets .................................................       634       600
                                                                 -------   -------
Non-current assets to be distributed to shareholders .........   $11,049   $10,241
                                                                 =======   =======

Notes payable ................................................       $--   $   580
Accounts payable .............................................     2,299     4,505
Accrued liabilities ..........................................     8,285     6,027
Current portion of long term debt ............................       217       169
                                                                 -------   -------
Current liabilities to be distributed to shareholders ........   $10,801   $11,281
                                                                 =======   =======

Long term debt ...............................................   $    71   $    13
Other liabilities ............................................     4,521     4,078
Minority interest ............................................     3,193     2,199
                                                                 -------   -------
Non-current liabilities and minority interest to be
  distributed to shareholders ................................   $ 7,785   $ 6,290
                                                                 =======   =======

The report of Ernst & Young LLP, Morgan's independent auditors, with respect to its financial statements as of December 31, 2001 and 2000, and for each of the three years ended in the period ended December 31, 2001, contains an explanatory paragraph which expresses substantial doubt as to Morgan's ability to continue as a going concern.

3.       Acquisitions and Dispositions

Acquisitions

On July 16, 1999, Lynch Telephone Corporation IX, a subsidiary of Interactive, acquired, by merger, all of the stock of Central Scott Telephone Company for approximately $28.1 million in cash. As a result of this transaction, the Company recorded approximately $17.9 million in goodwill, which is being amortized over 25 years, through December 31, 2001 (see Note 1). The Company had agreed to pay a fee to an affiliate of the Chairman of Interactive for performance of services in connection with the acquisition. (During 2000, in settlement of the fee, the Company transferred to that firm its stock ownership in Lynch Capital Corporation. Lynch Capital Corporation is a broker dealer that recorded revenues of $6,000 and a net loss of $16,000 in 2000. The Company recorded a $61,000 pre-tax gain from this transfer in 2000.)

On June 22, 2001, Lynch Telephone Corporation X, a subsidiary of Interactive, acquired Central Utah Telephone, Inc. and its subsidiaries, and Central Telcom Services, LLC, a related entity, for approximately $6.9 million in cash and $8.7 million in notes. The Company has recorded approximately $11.7 million of goodwill, which is being amortized over 25 years, through December 31, 2001 (see
Note 1).

The above acquisitions were accounted for as purchases, and accordingly, the assets acquired and liabilities assumed were recorded at their estimated fair market values on the dates of acquisition. The operating results of the acquired companies are included in the Statements of Operations from their respective acquisition dates.

The following unaudited consolidated pro forma information shows the results of the Company's operations presented as if the Central Scott and Central Utah acquisitions and the distribution of Morgan were made at the beginning of 1999. The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the transactions been made at these dates nor is it necessarily indicative of future results of operations.


                                                Years Ended December 31,
                                          ---------------------------------
                                              1999       2000       2001
                                           ---------   --------   --------
Sales ..................................   $ 66,342    $ 71,705   $ 82,129
Income (loss) from continuing operations
  before extraordinary item ............   $ (9,626)   $  5,361   $  2,491
Net income (loss) ......................     (9,786)      5,361      2,491
Basic and diluted earnings per share:
   Net income (loss) ...................   $  (3.47)   $   1.90   $   0.88

4.       Wireless Communications Services

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

In the C-Block auction, which ended in May 1996, a subsidiary was a limited partner in Fortunet Communications, L.P. ("Fortunet"), which acquired 31 licenses at a net cost, after the bidding credit, of $216 million. These licenses were awarded in September 1996. The FCC provided 90% of the financing of the cost of these licenses. A subsidiary had agreements to provide a total of $41.8 million of funding to such partnership, of which $21.6 million was funded through December 31, 1998. For accounting purposes, all cost and expenses, including interest expense, associated with the licenses were being capitalized until service is provided. The Company ceased capitalizing interest in this investment on January 1, 1999. Events during and subsequent to the auction, as well as other externally driven technological and market forces, made financing the development of C-Block licenses through the capital markets much more difficult than previously anticipated. Fortunet, as well as many of the license holders from this auction, petitioned the FCC for certain forms of financial and ownership structure relief. The response from the FCC, which was announced in September 1997, afforded license holders a choice of four options, one of which was the resumption of current debt payments, which had been suspended in 1997. The ramifications of choosing the other three courses of action could have resulted in Lynch Interactive ultimately forfeiting either 30%, 50%, or 100% of its investment in these licenses. During 1997, Lynch Interactive provided a reserve on its investment in Fortunet of $7.0 million, representing 30% of its investment, Lynch's management's estimate of its impairment at the time. On June 8, 1998, Fortunet elected to apply its eligible credits relating to its original deposit to the purchase of three licenses for 15 MHZ of PCS spectrum in Tallahassee, Panama City and Ocala, Florida. Fortunet returned all the remaining licenses and forfeited 30% of its original deposit in full satisfaction of the government debt. Accordingly, Fortunet is currently the licensee for 15 MHZ of spectrum in the three Florida markets covering a population ("POP") of approximately 785,000 (based on 1999 census data) at a net cost at auction of $20.09 per POP. On April 15, 1999, the Federal Communications Commission completed a reauction of all the "C-Block" licenses that were returned to it subsequent to the original auction, including the 15MHz licenses that Fortunet returned on June 8, 1998, in the basic trading areas of Tallahassee, Panama City, and Ocala, Florida. In that reauction, the successful bidders paid a total of $2.7 million for the three licenses as compared to the $18.8 million carrying amount of Interactive's investment in Fortunet at December 31, 1998. Accordingly, in the quarter ended March 31, 1999, Interactive recorded a reserve of $15.4 million to write down its investment in Fortunet to reflect the amount bid for similar licenses in the reauction, plus an additional $0.7 million of capitalized expenses and interest, with a carrying value of $3.4 million at December 31, 1999. In February 2001, Fortunet converted from a partnership to a corporation with Interactive receiving 49.9% of the common stock. It also changed its name to Sunshine PCS Corporation. On February 22, 2001, Lynch Interactive spun-off its common stock of Sunshine to its shareholders. Prior to the conversion, Interactive contributed a portion of the debt owned to it as a contribution to capital and restructured the terms of the remaining debt. The face value of the restructured debt is $16.1 million and the carrying value is $3.4 million at December 31, 2000 and 2001. In addition, in exchange for a cash infusion of $250,000, Lynch Interactive acquired (1) 10,000 shares of preferred stock in Sunshine with an aggregate liquidation preference of $10.0 million and
(2) warrants to purchase 4,300,000 shares of Sunshine Class A common stock at $0.75 per share and 235,294 shares of Sunshine common stock which are currently held in escrow (see Note 6). At the time, Interactive's obligation to make further loans was terminated. Subsequent to December 31, 2001, Interactive advanced $550,000 to Sunshine. It will be used to buy additional shares of Sunshine or be returned to the Company. In February 2002, Sunshine issued rights to its shareholders to purchase up to 1,531,593 shares of its Class A Common Stock at a price of 1.00 per share. To date, Interactive has subscribed for 58,824 shares of Class A Common Stock by exercising its rights in respect of 235,294 shares of Sunshine, which Interactive holds in escrow.

During 2000, Interactive invested in four limited liability companies, which participated in four separate auctions. In the paging auction, Betapage
Communications, L.L.C. acquired 24 licenses at a net cost of $77,000; Interactive owns 49.9% of Betapage's equity. In the 39 MHz auction, PTPMS Communications, L.L.C. acquired 22 licenses for a net cost of $1.5 million; Interactive has loans to PTPMS of $1.4 million and owns 49.9% of PTPMS equity. In the Guard Band auction, PTPMS II Communications, L.L.C. acquired three licenses at a net cost of $6.3 million; Interactive has loans to PTPMS II of $6.1 million, $5.0 million of which was funded in the first quarter of 2001, and owns 49.9% of PTPMS II equity. In the C&F Block PCS Reauction, which ended on January 26, 2001, Theta Communications, LLC acquired one license at a net cost of $4.0 million. The license has not yet been awarded, and, as required under Federal Communications Commission rules, Theta has 20% of the cost of the license on deposit. During the year ended December 31, 2001, $5.0 million of loans from Interactive to Theta were returned. Lynch Interactive owns 10% of Theta and has committed to fund a portion of the remaining license cost. An affiliate of Interactive also has invested in Theta.

On February 25, 2000, Omnipoint Incorporated acquired, through a merger, all of the outstanding shares of East/West Communications, Inc. At the time of the merger, the Registrant held a redeemable preferred stock of East/West Communications, Inc. with a liquidation value of $8.7 million, including payment in kind of dividends to date. In accordance with its terms, the preferred stock was redeemed at its liquidation value and as a result, Interactive recorded a pre-tax gain of $4.2 million in the first quarter of 2000.

During the third quarter of 2001, the Company recorded an administration fee of $2.8 million for services provided to an entity, in which an affiliate of the Chairman of the Company has a minority investment in a Federal Communications Commission conducted auction for spectrum to be used for the provision of personal communications services. The auction was conducted in 1999 and the fee was based on the entity's realization of the licenses acquired. This fee is included in the "Sales and Revenues" in the Consolidated Statement of Operations.

There are many risks relating to PCS and other FCC wireless licenses including, without limitation, the high cost of PCS and certain other licenses, the fact that it involves start-up businesses, raising the substantial funds required to pay for the licenses and the build out, determining the best way to develop the licenses and which technology to utilize, the small size and limited resources of companies compared to other potential competitors, existing and changing regulatory requirements, additional auctions of wireless telecommunications spectrum and actually building out and operating new businesses profitably in a highly competitive environment (including already established cellular telephone operators and other new PCS licensees). There can be no assurance that any licenses granted to Sunshine, or other entities in which subsidiaries of Interactive have interests, can be successfully sold or financed or developed, thereby allowing Interactive's subsidiaries to recover their debt and equity investments.

5.       Investments in Affiliated Companies

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

At December 31, 2000 and 2001, LENCO's investment in Coronet was carried at a negative $867,000 and a negative $946,000, respectively, due to LENCO's guarantee of $3.8 million of Coronet's third party debt. Long-term debt of Coronet, at December 31, 2001, totaled $10.6 million due to a third party lender which is due quarterly through December 31, 2005.

At December 31, 2000 and 2001, LENCO II's investment in Capital is carried at zero as its share of net losses recognized to date have exceeded its net investment. LENCO II also owns $10,000 of Preferred Stock B of Capital, which is convertible at any time into the Common Stock of Capital in a sufficient amount to bring LENCO II's ownership to 50%.

Subsidiaries of Lynch Telephone Corporation own minority positions in three partnerships providing cellular service to three Rural Service Areas ("RSAs") in New Mexico. Adjusting for the minority positions in non wholly-owned and wholly-owned subsidiaries, Lynch Telephone Corporation's net equity interest in the three RSA's is as follows: RSA #1 - 20.8%, RSA #3 - 21.1%, and RSA #5 - 17.0%. Lynch Telephone Corporation's net investment in these partnerships is $1.8 million at December 31, 2000 and $2.6 million at December 31, 2001. In January 2002, the Company sold its interest in RSA #1 for $5.5 million, and expects to record a pre-tax gain of approximately $4.9 million in the first quarter of 2002.

Undistributed earnings of companies accounted for using the equity method that are included in consolidated retained earnings are $.5 million and $1.0 million at December 31, 2000 and 2001, respectively.

Summarized financial information for companies accounted for by the equity method is as follows:

                                                     Consolidated Information
                                                   1999(a)    2000(a)    2001
                                                  --------   --------  --------
                                                        (In Thousands)
Current assets .................................   $ 9,176   $10,955   $11,139
Property, plant & equipment, intangibles & other    26,072    41,899    44,606
Total Assets ...................................    35,248    52,854    55,745
Current liabilities ............................     7,904     6,651     5,720
Long term liabilities ..........................    24,507    36,628    36,641
Minority interest ..............................     1,211     1,819     3,024
Equity .........................................     1,626     7,755    10,359
Total liabilities & equity .....................    35,248    52,854    55,745
Revenues .......................................    27,344    37,442    39,837
Gross profit ...................................    10,429    11,306    18,636
Net income .....................................     4,399     4,679     4,712

(a) Prior years have been restated to conform with current year presentation.

6.       Notes Payable and Long-term Debt

Long-term debt represents borrowings by specific entities, which are subsidiaries of Interactive.

                                                                                      December 31,
                                                                                  2000             2001
                                                                                -------------------------
                                                                                       (In Thousands)
Long-term debt consists of (all interest rates are at December 31, 2001):
Rural Electrification Administration (REA) and Rural Telephone Bank (RTB) notes payable in equal quarterly installments through 2027 at fixed interest rates ranging from 2% to 7.5% (4.9% weighted average), secured by
assets of the telephone companies of $148 million .............................   $  52,188    $  55,499

Bank credit facilities utilized by certain telephone and telephone holding companies through 2016, $33.4 million at fixed interest rates averaging
7.9% and $53.7 million at variable interest rates averaging 5.0% ..............      54,799       87,127

Unsecured notes issued in connection with acquisitions through 2008, all at
fixed interest rates averaging 10% ............................................      27,259       34,512

Convertible subordinated note due in December, 2004 at fixed interest rate
of 6% .........................................................................      25,000       10,000

Other .........................................................................       3,058        6,064
                                                                                   --------    ---------
                                                                                    162,304      193,202
Current maturities ............................................................     (12,365)     (28,126)
                                                                                   --------    ---------
                                                                                    149,939      165,076
                                                                                   ========    =========

REA debt of $10.8 million bearing interest at 2% has been reduced by a purchase price allocation of $1.9 million reflecting an imputed interest rate of 5%. Unsecured notes issued in connection with the telephone company acquisitions are predominantly held by members of management of the telephone operating companies.

The parent company of Interactive maintains a $10.0 million short-term line of credit facility, which expires in August 2002. There were no borrowings under this line at December 31, 2000 and $7.6 million was outstanding at December 31, 2001. Management expects that such line will be renewed by its expiration date although there are no assurances that this will be accomplished. In such an event, the company has other financing alternatives to continue its operations.

In general, the long-term debt facilities are secured by substantially all of the Company's property, plant and equipment, receivables and common stock of certain subsidiaries and contain certain covenants restricting distributions to Lynch Interactive. At December 31, 2000 and 2001, substantially all the subsidiaries' net assets are restricted.

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

In January 2001, the above option to sell agreement was amended. As amended, Cascade had the right to sell up to $15 million of the note back to the Chairman at any time prior to January 31, 2001 and the right to sell the remaining $10 million of the notes between November 15 and December 1, 2002. The option to sell is at 105% of principal amount sold plus accrued and unpaid interest. As a condition to modifying and extending the option to sell, the Company entered into an agreement with its Chairman whereby it will pay for and acquire, on the same terms and conditions, any portion of the note sold by Cascade under this option. During January 2001, Cascade exercised this option with regard to the $15 million of the notes and on February 14, 2001, the Company paid $15.9 million to Cascade, including 5% premium plus accrued and unpaid interest in exchange for $15.0 of the note held by Cascade.

The option to sell the remaining $10 million is secured by a collateralized letter of credit in which a portion of the collateral is provided by an affiliate of the Chairman. The company has agreed to pay all legal fees, letter of credit fees and a 10% per annum collateral fee on the amount of collateral provided, which at December 31, 2001 was valued at $3.0 million. The Company expensed $0.2 million and $0.8 million in 2000 and 2001 relating to this agreement. Amounts payable at December 31, 2000 and 2001 were $0 and $0.3 million, respectively. The Company can replace the collateral at any time and the fees would be eliminated thereafter. As of December 31, 2001, the company has replaced $7.5 million of the escrow collateral securing the above noted letter of credit by segregating $7.5 million of U.S. Treasury Bills in a separate account and pledging this account to the issuers of the letter of credit. Subsequent to December 31, 2001, the remaining collateral of $3.0 million was replaced by the Company. The remaining balance of the convertible subordinated note is classified as current at December 31, 2001 as the holder has the ability to demand payment of such amount, plus the $.5 million premium, prior to December 31, 2002. Management is currently unaware of Cascade's intention with regard to their potential exercise of the option to sell the $10 million.

On January 31, 2001, a subsidiary of the Company borrowed $27.0 million on a long-term basis, secured by the stock of Western New Mexico Telephone Company. $15.9 million of the proceeds were used to acquire the Convertible Note of the Company owned by Cascade. The loan is to be repaid in equal monthly installments over twelve years beginning in April 2001, bearing interest at either the bank's prime rate or LIBOR plus 2.5%, or at the Company's option, it can be fixed for its term. The stock of Western New Mexico Telephone Company had previously been used to secure the acquisition facility, the balance of which was $7.9 million prior to repayment in December 2000.

As of December 31, 2001, a subsidiary of the Company was in default of a term loan totaling $4.8 million. The subsidiary is currently restructuring their facility and management expects to have a new facility in place with the current lender by April 2002. If such is not accomplished, Interactive expects to be able to refinance the subsidiary as well as other subsidiaries to generate the funds necessary to repay the current lender.

The Company has a need for resources primarily to fund future long-term growth initiatives. The Company considers various alternative long-term financing sources: debt, equity, or sale of an investment asset. While management expects to obtain adequate financing resources to enable the Company to meet its obligations, there is no assurance that such can be readily obtained or at reasonable costs.

Cash payments for interest were $10.6 million, $11.6 million and $14.6 million for the years ended December 31, 1999, 2000 and 2001, respectively.

Aggregate principal maturities of long-term debt at December 31, 2001 for each of the next five years are as follows: 2002--$28.1 million, 2003--$17.8 million, 2004--$26.7 million, 2005--$11.0 million and 2006--$32.7 million.

7.       CLR Video, L.L.C.

At December 31, 2000, the Company owned a 60% interest in CLR Video, L.L.C., a provider of cable television services in northeast Kansas. In conjunction with two pending lawsuits, CLR distributed certain of its assets to the holders of the remaining 40% interest in exchange for their interest in CLR and cash.

8.       Related Party Transactions

Interactive leases its corporate headquarters for an annual payment of $70,000 including utilities with an affiliate of its Chairman and Chief Executive
Officer. In addition, expenses relating to administrative support, transportation, and communications (approximately $75,000, $124,000 and $104,000 for the years ended December 31, 1999, 2000 and 2001, respectively) are paid to an affiliate of its Chairman and Chief Executive Officer. See Notes 1, 4 and 6 for additional references to related party transactions.

9.       Shareholder's Equity

Subsequent to the spin-off by Lynch, the Board of Directors of Lynch Interactive authorized the purchase of up to 100,000 shares of its common stock. Through December 31, 2001, 4,900 shares have been purchased at an average cost of $49.03 per share. Subsequent to year-end, the Company has purchased an additional 5,300 shares at an average cost of $42.98 per share.

A two-for-one stock split was affected through a distribution to its shareholders of one share of Registrant's Common Stock for each share of Common Stock owned. The record date was August 28, 2000 with a distribution date of September 11, 2000. All shares and per share amounts have been adjusted to reflect the split.

10.      Income Taxes

Lynch Corporation filed consolidated federal and state income tax returns, which included all eligible subsidiaries, including Interactive through the date of the spin-off. The provisions (benefits) for income taxes in the statements of operations for all periods presented prior to the spin-off have been computed assuming Interactive was filed on a separate company basis. All income tax payments during the period were made by Interactive through Lynch. Effective September 1, 1999, the results of Interactive were no longer included in the consolidated federal and state income tax returns of Lynch Corporation. At that date, Interactive began filing separate returns with the governing authorities.

Deferred income taxes for 2000 and 2001 are provided for the temporary differences between the financial reporting bases and the tax bases of the Company's assets and liabilities. Cumulative temporary differences at December 31, 2000 and 2001 are as follows:

                                                       Dec. 31, 2000        Dec. 31, 2001
                                                        Deferred Tax          Deferred Tax
                                                   Asset     Liability     Asset    Liability
                                                   -----------------------------------------
                                                                (In Thousands)
Fixed assets revalued under purchase
   accounting and tax over book depreciation .....   $  --     $ 6,279    $  --     $ 7,283
Discount on long-term debt .......................      --         826       --         734
Basis difference in subsidiary and affiliate stock      --       2,568       --       2,499
Unrealized gains on marketable securities ........      --       1,869       --       2,153
Partnership tax losses in excess of book losses ..      --      (4,547)      --      (4,547)
Other reserves and accruals ......................      --       1,057       --         393
Other ............................................      --         295       --        --
                                                     -------   -------    -------   -------
    Total deferred income taxes ..................   $     0   $ 8,347    $     0   $ 8,515
                                                     =======   =======    =======   =======

The provision (benefit) for income taxes before extraordinary item is summarized as follows:

                           1999      2000        2001
                        --------------------------------
                               (In Thousands)
Current payable taxes:
  Federal ............   $ 2,067    $ 5,728    $ 3,438
  State and local.....       681      1,344        740
                         -------    -------    -------
                           2,748      7,072      4,178
Deferred taxes:
 Federal .............    (5,381)    (1,891)      (671)
 State and local .....       155       (210)       (53)
                         -------    -------    -------
                          (5,226)    (2,101)      (724)
                         -------    -------    -------
                         $(2,478)   $ 4,971    $ 3,454
                         =======    =======    =======

A reconciliation of the provision (benefit) for income taxes before extraordinary item and the amount computed by applying the statutory federal income tax rate to income before income taxes, minority interest, and extraordinary item follows:

                                                 1999       2000       2001
                                              ---------------------------------
                                                       (In Thousands)
Tax at statutory rate .......................   $(3,685)   $ 3,673    $ 2,261
Increases (decreases):
State and local taxes, net of federal benefit       522        779        453
Amortization of non-deductible goodwill .....       556        880        596
Other .......................................       129       (361)       144
                                                -------    -------    -------
                                                $(2,478)   $ 4,971    $ 3,454
                                                =======    =======    =======

Net cash payments for income taxes were $3.0 million, $4.9 million and $4.9 million for the years ended December 31, 1999, 2000 and 2001, respectively.

11.      Accumulated Other Comprehensive Income


Balances of accumulated other comprehensive income, net of tax, which consists of unrealized gains (losses) on available for sale of securities at December 31, 2000 and 2001 are as follows (in thousands):

                                       Unrealized Gain
                                           (Loss)    Tax Effect     Net
                                         ---------   ---------- ---------
Balance at December 31, 2000 ...........   $ 2,576    $(1,081)   $ 1,495
Reclassification adjustment ............     2,994     (1,259)     1,735
Change in unrealized gains (losses), net    (2,971)     1,283     (1,688)
                                           -------    -------    -------
  Balance at December 31, 2001 .........   $ 2,599    $(1,057)   $ 1,542
                                           =======    =======    =======

As of March 21, 2002, accumulated other comprehensive income, net of tax, declined to $1,086,000.

12.      Employee Benefit Plans

Interactive maintains several defined contribution plans at its telephone subsidiaries and corporate office. Interactive's contributions under these plans, which vary by subsidiary, are based primarily on the financial performance of the business units and employee compensation. Total expense of these plans for the years ended December 31, 1999, 2000 and 2001 was $0.7 million, $0.9 million and $0.9 million, respectively.

At the Registrant's Annual Meeting on May 11, 2000, the shareholders approved a Principal Executive Bonus Plan. No amounts were recognized under this program for the years ended December 31, 2000 and 2001.

In addition, three of the Company's telephone subsidiaries participate in a multi-employer defined benefit plan, which is administrated by a telephone industry association. Under this plan accumulated benefits and plan assets are not determined or allocated separately by individual employees. Accordingly, such data is not currently available. Total expenses of these plans were $0.1 million for each of the three years in the period ended December 31, 2001.

13.      Commitments and Contingencies

Interactive has pending claims incurred in the normal course of business. Management believes that the ultimate resolution of these claims will not have a material adverse effect on the combined liquidity, financial position or operations of Lynch Interactive.

The Company leases certain land, buildings computer equipment, computer software, and network services equipment under non-cancelable operating leases that expire in various years through 2006. Certain leases have renewal options and escalation clauses. Rental expense under operating leases was $0.2 million, $0.4 million and $0.3 million for years ended December 31, 1999, 2000 and 2001, respectively. The table below shows minimum lease payments due under non-cancelable operating leases at December 31, 2001. Such payments total approximately $1.0 million.

                                      Years Ended December 31,

                          2002       2003       2004       2005       2006
                        --------   --------   --------   --------   -------
Operating leases       $326,000   $216,000   $184,000   $145,000   $98,000

Interactive is a party to ordinary routine litigation incidental to its business. Based on information currently available, Interactive believes that none of this ordinary routine litigation, either individually or in the aggregate, will have a material effect on its business.

Additionally, Interactive and several other parties, including the Company's Chief Executive Officer, and Fortunet Communications, L.P., which was Sunshine PCS Corporation's predecessor-in-interest, have been named as defendants in a lawsuit brought under the so-called "qui tam" provisions of the federal False Claims Act in the United States District Court for the District of Columbia. Although the complaint was filed under seal with the court on February 14, 2001, and the seal was lifted on January 11, 2002, the defendants have yet to be formally served with the complaint. Under the False Claims Act, a private plaintiff, termed a "relator," may file a civil action on the U.S. government's behalf against another party for violation of the statute. In return, the relator receives a statutory bounty from the government's litigation proceeds if he is successful.

The relator is this lawsuit is R.C. Taylor III, who is allegedly an attorney specializing in telecommunications law. The main allegation in the case is that the defendants participated in the creation of "sham" bidding entities that allegedly defrauded the federal Treasury by improperly participating in certain Federal Communications Commission spectrum auctions restricted to small businesses, as well as obtaining bidding credits in other spectrum auctions allocated to "small" and "very small" businesses. The lawsuit seeks to recover an unspecified amount of damages, which would be subject to mandatory trebling under the statute.

Interactive strongly believes that this lawsuit is completely without merit, and intends to defend the suit vigorously. The U.S. Department of Justice has notified the court that it has declined to intervene in the case. Nevertheless, we cannot predict the ultimate outcome of the litigation, nor can we predict the effect that the lawsuit or its outcome will have on our business or plan of operation.

14.      Segment Information

As a result of the decision to spin off its investment in Morgan (see Note 2), the Company is engaged in one business segment: multimedia. All businesses are located domestically, and substantially all revenues are domestic. The Company's operations include local telephone companies, a cable TV company, investment in PCS entities and investment in two network-affiliated television stations. The Company's primary operations are located in the states of Iowa, Kansas, Michigan, New Hampshire, New Mexico, New York, North Dakota, Utah, and
Wisconsin. 75% of the Company's telephone customers are residential. The remaining customers are businesses.

EBITDA (before corporate allocation) is equal to operating profit before interest, taxes, depreciation, amortization and allocated corporate expenses. EBITDA is presented because it is widely accepted financial indicator of value and ability to incur and service debt. EBITDA is not a substitute for operating income or cash flows from operating activities in accordance with accounting principles generally accepted in the United States.

Operating profit is equal to revenues less operating expenses, including unallocated general corporate expenses, interest and income taxes. The Company allocates a portion of its general corporate expenses to its operating segment. Such allocation was $1.2 million, $1.3 million and $1.3 million for the years ended December 31, 1999, 2000 and 2001, respectively. Identifiable assets of the operating segment are the assets used by the segment in its operations excluding general corporate assets. General corporate assets are principally cash and cash equivalents, short-term investments and certain other investments and receivables.

                                                    Years Ended December 31,
                                              -----------------------------------
                                                  1999         2000        2001
                                              -----------------------------------
                                                      (In thousands)
Sales and revenues .........................   $  59,011    $  66,983    $  79,352
                                               =========    =========    =========
EBITDA (before corporate allocation)
  Operations ...............................   $  31,443    $  34,699       41,274
  Unallocated corporate expense ............      (5,113)      (3,671)      (3,006)
                                               ---------    ---------    ---------
  Consolidated total .......................   $  26,330    $  31,028    $  38,268
                                               =========    =========    =========
Operating Profit
  Operations ...............................   $  16,057    $  17,531    $  21,534
  Corporate expense, net ...................      (3,758)      (2,200)      (1,549)
                                               ---------    ---------    ---------
  Consolidated total .......................   $  12,299    $  15,331    $  19,985
                                               =========    =========    =========
Depreciation and amortization
  Operations ...............................   $  14,115    $  15,781    $  18,268
  General corporate ........................          16           16           15
                                               ---------    ---------    ---------
  Consolidated total .......................   $  14,131    $  15,797    $  18,283
                                               =========    =========    =========
Capital expenditures
  Operations ...............................   $  11,742    $  17,196    $  20,524
  General corporate ........................        --             12            9
                                               ---------    ---------    ---------
  Consolidated total .......................   $  11,742    $  17,208    $  20,533
                                               =========    =========    =========
Total assets (excludes total assets of
  Morgan Group Holding Co. of $32,264,
    $22,668 and $22,998, respectively)
  Operations ...............................   $ 211,622    $ 211,562    $ 247,034
  General corporate ........................      10,083        6,180        9,316
                                               ---------    ---------    ---------
 Consolidated total .......................    $ 221,705    $ 217,742    $ 256,350
                                               =========    =========    =========
Operating profit for reportable segments ...   $  12,299    $  15,331    $  19,985
Other profit or loss:
  Investment income ........................       2,013        3,260        2,862
  Interest expense .........................     (10,802)     (13,568)     (13,936)
  Equity in earnings of affiliated companies       1,057        1,669          932
  Reserve for impairment of investment
    in PCS license holders .................     (15,406)        --           --
  Gain on sales of subsidiary and
    affiliate stock and other assets .......        --          4,187         --
  Impairment of Spinnaker Industries, Inc. .        --           --         (3,194)
                                               ---------    ---------    ---------
  Income (loss) before income taxes,
    minority interest and extraordinary item
    and operations of Morgan ...............   $ (10,839)   $  10,879    $   6,649
                                               =========    =========    =========

15.      Quarterly Results of Operations (Unaudited)

                                                       2001-Three Months Ended (a)
                                             ------------------------------------------------
                                             March 31  June 30  September 30(d)  December 31(f)
                                             -----------------------------------------------
                                                (In thousands, except per share amounts)

Sales and revenues .........................   $ 17,209   $ 17,451   $ 23,934   $ 20,758
Operating profit ...........................      3,649      4,230      8,365      3,741
Income (loss) from continuing operations (e)        610        971      1,785       (832)

Basic and diluted earnings per share:(b)
Income (loss) from continuing operations (e)   $   0.22   $   0.34   $   0.63   $  (0.30)

                                                   2000-Three Months Ended (a)
                                            --------------------------------------------
                                            March 31(c) June 30 September 30 December 31
                                            --------------------------------------------
                                               (In thousands, except for per share amounts)

Sales and revenues .........................   $15,571   $16,019   $17,899   $17,494
Operating profit ...........................     3,736     3,650     4,702     3,243
Income (loss) from continuing operations (e)     2,622       904       933       572

Basic and diluted earnings per share (b):
Income (loss) from continuing operations (e)   $  0.93   $  0.32   $  0.33   $  0.20

(a) Quarterly results for the periods March 31, 2001, June 30, 2001, and all periods in 2000 have been restated to reflect the spin off of Morgan.

(b) Earnings per share for all periods are adjusted to reflect two-for-one stock split on record date of August 28, 2000.


(c) The three months ended March 31, 2000, includes a $2.5 million net gain on redemption on East/West Communications, Inc. preferred stock.

(d) The three months ended September 30, 2001, includes a $2.8 million administrative fee revenue for services rendered to an affiliated entity in an FCC auction for spectrum in 1999 and a $1.3 million impairment write down in the carrying value of Spinnaker stock (see Note 1).

(e)  Reflects income before extraordinary item and operations of Morgan.

(f) The three months ended December 31, 2001, includes a $1.9 million impairment write down in the carrying value of Spinnaker stock (see Note
     1).


16.      Earnings (Loss) Per Share

For the period through the September 1999 spin-off from Lynch Corporation, the following table sets forth the computation of pro forma basic and diluted earnings (loss) per share before extraordinary item. Pro forma earnings (loss) per share for these periods are calculated assuming that the shares outstanding for 1999 are the same as the shares outstanding for Lynch Corporation. Subsequent to September 1999, basic and dilutive earnings per share are based on the average weighted number of shares outstanding.

On December 13, 1999, Lynch Interactive issued a $25 million 6% convertible promissory note, which was convertible into 588,235 shares of the Company's common stock. Such securities were excluded for the calculation of diluted earnings (loss) per share in 1999 and 2000 as assuming conversion would be anti-dilutive. In January 2001, $15 million of the note was repaid. The resulting $10 million convertible note is convertible into 235,294 shares of the Company's common stock. Such securities were excluded for the calculation of dilutive earnings (loss) per share in 2001, since assuming conversion would be anti-dilutive.




           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                          LYNCH INTERACTIVE CORPORATION
                        CONDENSED STATEMENT OF OPERATIONS


                                                                 Years Ended December 31,
                                                             ---------------------------------
                                                                1999       2000       2001
                                                             ----------------------------------
                                                                       (In Thousands)

Interest, Dividends & Gains on Sale of Marketable Securities   $    86    $   278    $   891
Interest & Other Income from Securities ....................        49        280        313
                                                               -------    -------    -------
     TOTAL INCOME ..........................................       135        558      1,204

Cost and Expenses:
  Unallocated Corporate Administrative Expense .............     3,414      2,248      1,549
  Interest Expense .........................................     2,134      4,115      4,612
                                                               -------    -------    -------
      TOTAL COST AND EXPENSES ..............................     5,548      6,363      6,161
                                                               -------    -------    -------

LOSS BEFORE INCOME TAXES AND EQUITY IN
INCOME (LOSS) OF SUBSIDIARIES ..............................    (5,413)    (5,805)    (4,957)

Income Tax Benefit .........................................     1,840      1,974      1,685
Equity in Income (Loss) of Subsidiaries ....................    (5,634)     8,862      5,806
Loss from operations of Morgan - Net .......................        (9)    (2,666)    (1,386)
                                                               -------    -------    -------
NET INCOME .................................................   $(9,216)   $ 2,365    $ 1,148
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

NOTE C - LONG-TERM DEBT

          Lynch Interactive Corporation ("Interactive") was spun-off from Lynch Corporation on September 1, 1999. Interactive has a note payable to a subsidiary with a principal amount of $9.2 million at a fixed interest rate of 6% per annum, due in 2003. The note is convertible at the subsidiary's option into common stock of Lynch Corporation (1 share) and Interactive (2 shares) with a combined exercise price of $120 per share.

NOTE D - SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR
         ADDITIONAL INFORMATION.

NOTE E - PRIOR REPORTING PERIODS ARE RECLASSED TO CONFORM WITH CURRENT YEAR
         REPORTING PRESENTATIONS




           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                          LYNCH INTERACTIVE CORPORATION
                            CONDENSED BALANCE SHEETS

                                                                     Years Ended December 31,
                                                                       --------------------
                                                                         2000         2001
                                                                       --------------------
                                                                        (In Thousands)
ASSETS
CURRENT ASSETS
   Cash and Cash Equivalents ........................................   $ 2,451   $ 7,631
   Deferred Income Taxes ............................................       804        85
   Other current assets .............................................       444       158
                                                                        -------   -------
                                                                          3,699     7,874

OFFICE EQUIPMENT (Net) ..............................................        31        24

OTHER ASSETS (Principally Investment in and Advances to Subsidiaries)    71,682    84,543
                                                                        -------   -------
TOTAL ASSETS ........................................................   $75,412   $92,441
                                                                        =======   =======


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES .................................................   $ 5,910   $21,778

LONG TERM DEBT ......................................................    41,437    44,100

DEFERRED INCOME TAX LIABILITIES .....................................     2,453      --

DEFERRED CREDITS ....................................................     2,213     2,046

TOTAL SHAREHOLDERS' EQUITY ..........................................    23,399    24,517
                                                                        -------   -------

Total Liabilities and Shareholders' Equity ..........................   $75,412   $92,441
                                                                        =======   =======




           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                          LYNCH INTERACTIVE CORPORATION
                        CONDENSED STATEMENT OF CASH FLOWS

                                                           Years Ended December 31,
                                                       -----------------------------------
                                                          1999       2000       2001
                                                       -----------------------------------
                                                                (In Thousands)

Cash Provided by (Used In) Operating Activities .....   $    639    $  1,355    $ (3,924)
                                                        --------    --------    --------

INVESTING ACTIVITIES:
   Investment and Advances to Brighton Communications     (5,858)        843     (12,861)
   Proceeds from sale of securities .................       --          --         1,679
                                                        --------    --------    --------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
                                                          (5,858)        843     (11,182)
                                                        --------    --------    --------
FINANCING ACTIVITIES:
  Net Borrowings Under:
    Lines of Credit .................................    (15,150)       --         7,700
    Issuance of Long Term Debt ......................     25,000         171      27,784
    Repayment of Long Term Debt .....................       --          --       (15,121)
    Advances (To) From Lynch Corporation ............     (1,980)       --          --
    Purchase of Treasury Stock ......................       --          --           (88)
    Other ...........................................        (18)       (132)         11
                                                        --------    --------    --------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
                                                           7,852          39      20,286
                                                        --------    --------    --------
TOTAL INCREASE (DECREASE) CASH AND CASH
   EQUIVALENTS ......................................      2,633        (473)      5,180

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ......        291       2,924       2,451
                                                        --------    --------    --------

CASH AND CASH EQUIVALENTS AT END OF YEAR ............   $  2,924    $  2,451    $  7,631
                                                        ========    ========    ========






                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                          LYNCH INTERACTIVE CORPORATION
                  YEARS ENDED DECEMBER 31, 1999, 2000, AND 2001


COLUMN A                              COLUMN  B                     COLUMN C - ADDITIONS             COLUMN D         COLUMN E
                                                                                   CHARGED TO
DESCRIPTION                           BALANCE AT              CHARGED TO             OTHER                             BALANCE AT
                                       BEGINNING              COSTS AND            ACCOUNTS         DEDUCTIONS          END OF
                                       OF PERIOD               EXPENSES            DESCRIBE          DESCRIBE           PERIOD
                                      ---------------- --------------------------------------- ------------------ -----------------
Year Ended December 31, 2001
Allowance for Uncollectible Accounts         $155,000            $276,000          $22,000(B)         $29,000(A)          $424,000

Year Ended December 31, 2000
Allowance for Uncollectible Accounts
                                             $102,000            $123,000               $   0         $70,000(A)          $155,000

Year Ended December 31, 1999
Allowance for Uncollectible Accounts
                                             $112,000             $55,000               $   0         $65,000(A)          $102,000

(A) UNCOLLECTIBLE ACCOUNTS WRITTEN OFF ARE NET OF RECOVERIES.
(B) BEGINNING BALANCE OF ACQUIRED SUBSIDIARY


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LYNCH INTERACTIVE CORPORATION

By:s/ROBERT E. DOLAN
--------------------------
     ROBERT E. DOLAN
     Chief Financial Officer (Principal
      Financial and Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                        Capacity                                       Date

* MARIO J. GABELLI                  Chairman of the Board of                            March 27, 2002
-------------------
   MARIO J. GABELLI                 Directors and Chief Executive
                                      Officer (Principal Executive Officer)

* PAUL J. EVANSON                   Director                                            March 27, 2002
------------------
   PAUL J. EVANSON

 JOHN C. FERRARA                    Director                                            March 27, 2002
-----------------
   JOHN C. FERRARA

* DANIEL R. LEE                     Director                                            March 27, 2002
-------------------
   DANIEL R. LEE

* DAVID C. MITCHELL                 Director                                            March 27, 2002
-------------------
   DAVID C. MITCHELL

* SALVATORE MUOIO                   Director                                            March 27, 2002
-----------------
   SALVATORE MUOIO

* RALPH R. PAPITTO                  Director                                            March 27, 2002
------------------
   RALPH R. PAPITTO

* VINCENT TESE                      Director                                            March 27, 2002
------------------
   VINCENT TESE


s/ROBERT E. DOLAN                   Chief Financial Officer                             March 27, 2002
------------------
   ROBERT E. DOLAN                   (Principal Financial
                                     and Accounting Officer)


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

4.6           (ii)           Convertible Promissory Note dated December 10,
                             1999.+++

4.6           (iii)          Registration Rights Agreement dated as of December
                             10, 1999, between Registrant and Cascade.+++

4.6           (iv)           Agreement between Registrant and Mario J. Gabelli
                             dated as of December 26, 2000 (incorporated by reference to Exhibit 10(a) to Registrant's Form 8-K dated January 16, 2001).

10            (a)            Partnership Agreement dated March 11, 1987, between
                             Lombardo Communications, Inc. and Lynch
                             Entertainment Corporation (incorporated by reference to Exhibit 10(e) of the Lynch Corporation
                             ("Lynch")'s Annual Report on Form 10-K for the year ended December 31, 1987).

*(10) (b) Lynch Corporation 401(k) Savings Plan (incorporated by reference to Exhibit 10(b) to Lynch Corporation's Form 10-K for the year ended December 31, 1995).

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

*10           (h)            2000 Stock Option Plan (incorporated by reference
                             to the Exhibit to Registrant's Proxy Statement dated April 18, 2000).

10            (i)            Lease Agreement between Lynch and Gabelli Funds,
                             Inc. (incorporated by reference to Exhibit 10(a)
                             (a) to Lynch's Form 10-Q for the Quarter ended
                             March 31, 1998).

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

10            (m)            Principal Executive Bonus Plan.

10            (n)            Separation and Distribution Agreement, dated as of
                             January 18, 2002, by and among Lynch Interactive
                             Corporation, Morgan Group Holding Co. and The
                             Morgan Group, Inc.+


10            (o)            Employment Agreement, dated as of August 1, 2001,
                             between John Fikre and Lynch Interactive
                             Corporation.+

21                           Subsidiaries of Registrant+

24                           Powers of Attorney+

99                           Report of Independent Auditors
                             - Report of Siepert & Co., L.L.P. on the financial statements of Cuba City Telephone Exchange Company for the year ended December 31, 2000 and 2001+
                             - Report of Siepert & Co., L.L.P. on the financial statements of Belmont Telephone Company for the year ended December 31, 2000 and 2001+
                             - Report of Siepert & Co., L.L.P. on the financial statements of Lynch Michigan Telephone Holding Corporation for the year ended December 31, 2001
+        Filed with this Form 10-K
++       Filed as same Exhibit number with Form 10
**       Filed as same Exhibit number with Form 10A-1
+++      Filed as the same Exhibit number to Registrant's Form
           8-K dated December 10, 1999
*        Employee compensation document

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