Form 10-Q
period 2002-03-31
LYNCH INTERACTIVE CORP
filed 2002-05-15
CIK 1088771

SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002
                               --------------

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

                                  (914)921-8821
                                  -------------
               Registrant's telephone number, including area code

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practical date.



            Class                               Outstanding at May 1, 2002
            -----                               --------------------------
Common Stock, $.0001 par value                            2,811,651

                                      INDEX

                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES

PART I.     FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)
         -------------------------------

Condensed Consolidated Balance Sheets
  -      March 31, 2002
  -      December 31, 2001

Condensed Consolidated Statements of Operations:
  -      Three months ended March 31, 2002 and 2001

Condensed Consolidated Statements of Cash Flows:
  -      Three months ended March 31, 2002 and 2001

Notes to Condensed Consolidated Financial Statements


Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------

Item 3.  Quantitative and Qualitative Disclosure About Market Risk
         ---------------------------------------------------------


PART II.    OTHER INFORMATION





SIGNATURE




PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIAIRES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)
                                                                                 March 31,    December 31,
                                                                                   2002           2001
                                                                                ----------    ------------
                                                                                (Unaudited)      (Note)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ..................................................   $  35,337    $  31,233
  Receivables, less allowances of $483 and
    $424, respectively .......................................................       9,767        9,963
  Material and supplies ......................................................       3,453        3,373
  Prepaid expenses and other current assets ..................................       2,406        1,757
  Current assets of Morgan Group Holding Co. .................................
      distributed to shareholders ............................................        --         12,757
                                                                                 ---------    ---------
TOTAL CURRENT ASSETS .........................................................      50,963       59,083

PROPERTY, PLANT AND EQUIPMENT:
  Land .......................................................................         840          840
  Buildings and improvements .................................................      10,858       10,858
  Machinery and equipment ....................................................     184,401      182,109
                                                                                 ---------    ---------
                                                                                   196,099      193,807
  Accumulated Depreciation ...................................................     (78,434)     (74,530)
                                                                                 ---------    ---------
                                                                                   117,665      119,277

GOODWILL .....................................................................      61,566       61,566
OTHER INTANGIBLE ASSETS ......................................................       2,281        2,370
INVESTMENTS IN AND ADVANCES TO AFFILIATED ENTITIES ...........................      13,785       14,277
OTHER ASSETS .................................................................      11,814       12,534
NON CURRENT ASSETS OF MORGAN GROUP HOLDING CO ................................
   DISTRIBUTED TO SHAREHOLDERS ...............................................        --         10,241
                                                                                 ---------    ---------
TOTAL ASSETS .................................................................   $ 258,074    $ 279,348
                                                                                 =========    =========

IABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable to banks .....................................................   $   9,804    $  10,336
  Trade accounts payable .....................................................         480          921
  Accrued interest payable ...................................................       1,690        1,579
  Accrued liabilities ........................................................      19,007       15,700
  Current maturities of long-term debt .......................................      21,154       28,126
  Current liabilities of Morgan Group Holding Co. ............................
       distributed to shareholders ...........................................        --         11,281
                                                                                 ---------    ---------
     TOTAL CURRENT LIABILITIES ...............................................      52,135       67,943

LONG-TERM DEBT ...............................................................     167,638      165,076
DEFERRED INCOME TAXES ........................................................       8,117        8,515
OTHER LIABILITIES ............................................................         843          887
MINORITY INTEREST ............................................................       6,752        6,120
NON CURRENT LIABILITIES AND MINORITY
  INTERESTS OF MORGAN GROUP HOLDING CO .......................................
  DISTRIBUTED TO SHAREHOLDERS ................................................        --          6,290

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  COMMON STOCK, $0.0001 PAR VALUE-10,000,000
     SHARES AUTHORIZED; 2,824,766 ISSUED; 2,814,151
     and 2,820,051 outstanding ...............................................        --           --
  ADDITIONAL PAID-IN CAPITAL .................................................      21,406       21,406
  RETAINED EARNINGS ..........................................................         720        1,800
  ACCUMULATED OTHER COMPREHENSIVE INCOME .....................................         946        1,542
  TREASURY STOCK, 10,615 and 4,715 shares, at cost ...........................        (483)        (231)
                                                                                 ---------    ---------
                                                                                    22,589       24,517
                                                                                 ---------    ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...................................   $ 258,074    $ 279,348
                                                                                 =========    =========

Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the Untied States for complete financial statements.
See accompanying notes.



                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
               (In thousands, except per share and share amounts)

                                                         Three Months Ended
                                                              March 31,
                                                        2002         2001
                                                      --------     --------

SALES AND REVENUES ...........................   $    20,974    $    17,209


COSTS AND EXPENSES:
Multimedia ...................................        15,038         12,748
Selling and administrative ...................           692            812
                                                 -----------    -----------
OPERATING PROFIT .............................         5,244          3,649

Other income (expense):
   Gain on sale of cellular partnership ......         4,965           --
   Investment income .........................           997          1,218
   Interest expense ..........................        (3,373)        (3,415)
   Equity in earnings of affiliated companies            204            165
                                                 -----------    -----------
                                                       2,793         (2,032)
                                                 -----------    -----------

INCOME BEFORE INCOME TAXES, MINORITY
  INTERESTS AND OPERATIONS OF MORGAN .........         8,037          1,617
Provision for income taxes ...................        (3,132)          (839)
Minority Interests ...........................          (632)          (168)
                                                 -----------    -----------
INCOME FROM CONTINUING OPERATIONS ............         4,273            610

INCOME (LOSS) FROM OPERATIONS OF MORGAN
   GROUP HOLDING CO. DISTRIBUTED TO
   SHAREHOLDERS NET OF INCOME TAXES $0 and $0,
   RESPECTIVELY AND MINORITY INTERESTS $868
   AND $240, RESPECTIVELY ....................      (1,888)          (301)
                                                 -----------    -----------

NET INCOME ...................................   $     2,385    $       309
                                                 ===========    ===========

Basic weighted average shares outstanding ....     2,818,000      2,822,000
Diluted weighted average shares outstanding ..     3,053,000      2,822,000

BASIC EARNINGS PER SHARE
INCOME FROM CONTINUING OPERATIONS ............   $      1.52    $      0.22
INCOME (LOSS) FROM OPERATIONS OF MORGAN GROUP
  HOLDING CO. DISTRIBUTED TO SHAREHOLDERS ....         (0.67)         (0.11)
                                                 -----------    -----------
NET INCOME ...................................   $      0.85    $      0.11
                                                 ===========    ===========


DILUTED EARNINGS PER SHARE
INCOME FROM CONTINUING OPERATIONS ............   $      1.45    $      0.22
INCOME (LOSS) FROM OPERATIONS OF MORGAN GROUP
  HOLDING CO. DISTRIBUTED TO SHAREHOLDERS ....         (0.62)         (0.11)
                                                 -----------    -----------
NET INCOME ...................................   $      0.83    $      0.11
                                                 ===========    ===========

See accompanying notes



                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)


                                                                     Three Months Ended
                                                                          March 31,
                                                                      2002         2001
                                                                    ----------  ---------
OPERATING ACTIVITIES
Net Income ......................................................   $  2,385    $    309
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Depreciation and amortization ................................      4,811       4,096
   Net effect of purchases and sales of trading securities ......       --          (426)
   Equity in earnings of affiliated companies ...................       (204)       (165)
   Minority interests ...........................................        632         168
   Gain on sale of cellular partnership .........................     (4,965)       --
   Non-cash items and changes in operating assets and liabilities from operations of Morgan Group Holding Co. ................
     distributed to shareholders ................................      1,888         430
   Changes in operating assets and liabilities:
        Receivables .............................................        270         706
        Accounts payable and accrued liabilities ................      2,911      (1,198)
        Other ...................................................       (752)        (97)
                                                                    --------    --------
NET CASH PROVIDED BY OPERATING ACTIVITIES .......................      6,976       3,823
                                                                    --------    --------

INVESTING ACTIVITIES
Capital expenditures ............................................     (3,371)     (2,975)
Investment in and advances to affiliated entities ...............       (476)        (58)
Proceeds from sale of available for sale securities .............        345        --
Proceeds from sale of cellular partnership ......................      5,570        --
Investing activities of operations of Morgan Group
  Holding Co. distributed to shareholders .......................       --           (87)
Other ...........................................................        254        (597)
                                                                    --------    --------
NET CASH USED IN INVESTING ACTIVITIES ...........................      2,322      (3,717)
                                                                    --------    --------

FINANCING ACTIVITIES
Issuance of long term debt ......................................        603      27,098
Repayments of long term debt ....................................     (5,035)    (17,110)
Net repayments (borrowings) lines of credit .....................       (532)       (562)
Treasury stock transactions .....................................       (252)       --
Financing activities of operations of Morgan Group Holding
  Co. distributed to shareholders ...............................       --           (42)
Other ...........................................................         22        --
                                                                    --------    --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES .............     (5,194)      9,384
                                                                    --------    --------

Net increase in cash and cash equivalents .......................      4,104       9,490
Cash and cash equivalents at beginning of period ................     31,233      24,834
                                                                    --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ......................   $ 35,337    $ 34,324
                                                                    ========    ========

See accompanying notes.

                  LYNCH INTERACTIVE CORPORATION & SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.   Subsidiaries of the Registrant

As of March 31, 2002, the Subsidiaries of the Registrant are as follows:

Subsidiary                                        Owned by Lynch
----------                                        --------------
Brighton Communications Corporation ............     100.0%
  Lynch Telephone Corporation IV ...............     100.0%
    Bretton Woods Telephone Company ............     100.0%
    World Surfer, Inc. .........................     100.0%
  Lynch Kansas Telephone Corporation ...........     100.0%
  Lynch Telephone Corporation VI ...............      98.0%
    JBN Telephone Company, Inc. ................      98.0%
      JBN Finance Corporation ..................      98.0%
      CLR Video, L.L.C .........................      98.0%
    Giant Communications, Inc. .................     100.0%
    Lynch Telephone Corporation VII ............     100.0%
      USTC Kansas, Inc. ........................     100.0%
       Haviland Telephone Company, Inc. ........     100.0%
        Haviland Finance Corporation ...........     100.0%
  DFT Communications Corporation ...............     100.0%
     DFT Telephone Holding Company, L.L.C ......     100.0%
    Dunkirk & Fredonia Telephone Company .......     100.0%
      Cassadaga Telephone Company ..............     100.0%
        Macom, Inc. ............................     100.0%
      Comantel, Inc. ...........................     100.0%
        Erie Shore Communications, Inc. ........     100.0%
        D&F Cellular Telephone, Inc. ...........     100.0%
    DFT Long Distance Corporation ..............     100.0%
    DFT Local Service Corporation ..............     100.0%
    DFT Security Services, Inc. ................     100.0%
  LMT Holding Corporation ......................     100.0%
    Lynch Michigan Telephone Holding Corporation     100.0%
        Upper Peninsula Telephone Company ......     100.0%
        Alpha Enterprises Limited ..............     100.0%
          Upper Peninsula Cellular North, Inc. .     100.0%
          Upper Peninsula Cellular South, Inc. .     100.0%

  Lynch Telephone Corporation IX ...............     100.0%
    Central Scott Telephone Company ............     100.0%
        CST Communications Inc. ................     100.0%
  Global Television, Inc. ......................     100.0%
  Inter-Community Acquisition Corporation ......     100.0%

  Lynch Telephone Corporation X ................     100.0%
     Central Utah Telephone, Inc. ..............     100.0%
     Central Telecom Services, LLC .............     100.0%
        Cache Valley Wireless, LC ..............     100.0%


Subsidiary                                    Owned by Lynch
----------                                    --------------
  Lynch Entertainment, LLC ..................     100.0%
  Lynch Entertainment Corporation II ........     100.0%

  Lynch Multimedia Corporation ..............     100.0%

  Lynch Paging Corporation ..................     100.0%

Lynch PCS Communications Corporation ........     100.0%
  Lynch PCS Corporation A ...................     100.0%
  Lynch PCS Corporation F ...................     100.0%
  Lynch PCS Corporation G ...................     100.0%
  Lynch PCS Corporation H ...................     100.0%

Lynch Telephone Corporation .................      83.1%
  Western New Mexico Telephone Company, Inc.       83.1%
  Interactive Networks Corporation ..........      83.1%
  WNM Communications Corporation ............      83.1%
  WMN Interactive, L.L.C ....................      83.1%
  Wescel Cellular, Inc. .....................      83.1%
    Wescel Cellular of New Mexico, L.P. .....      42.4%
  Wescel Cellular, Inc. II ..................      83.1%
      Enchantment Cable Corporation .........      83.1%
Lynch Telephone II, LLC .....................     100.0%
  Inter-Community Telephone Company, LLC ....     100.0%
    Inter-Community Telephone Company II, LLC     100.0%
  Valley Communications, Inc. ...............     100.0%
Lynch Telephone Corporation III .............      81.0%
  Cuba City Telephone Exchange Company ......      81.0%
  Belmont Telephone Company .................      81.0%

B.    Basis of Presentation
--    ---------------------

The Company consolidates the operating results of its telephone and cable television subsidiaries (81-100% owned at March 31, 2002 and December 31, 2001). All material intercompany transactions and balances have been eliminated. Investments in affiliates in which the Company does not have a majority voting control are accounted for in accordance with the equity method. The Company accounts for the following affiliated companies on the equity basis of accounting: Coronet Communications Company (20% owned at March 31, 2002 and December 31, 2001), Capital Communications Company, Inc. (49% owned at March 31, 2002 and December 31, 2001) and the cellular partnership operations in New Mexico (17% to 21% owned at March 31, 2002 and December 31, 2001).

The shares of Spinnaker Industries, Inc. ("Spinnaker"), in which the company owns 2.5% of the voting power and 13.6% of the common equity, are accounted for in accordance with Statements of Financial Accounting Standards (SFAS) No. 115 "Investment in Debt and Equity Securities." During 2001, the Company recorded impairment charges relating to its investment in Spinnaker that resulted in a write-down of the carrying amount to $0.

On January 24, 2002, Interactive spun off its interest in The Morgan Group, Inc. ("Morgan"), its only services subsidiary, via a tax-free dividend to its shareholders of the stock of Morgan Group Holding Co., a corporation that was formed to serve as a holding company for Interactive's controlling interest in Morgan. Morgan Group Holding Co. is now a public company. Accordingly, the amounts for Morgan are reflected on a one-line basis in the condensed financial statements as of December 31, 2001 and for the three months ended March 31, 2002 and 2001, as amounts "distributed to shareholders."

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Articles 10 and 11 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Certain 2001 amounts have been restated to conform to the 2002 presentation.

C.   Recent Accounting Pronouncements
--   --------------------------------

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets effective for fiscal years beginning after December 15, 2001. Statement 141 required that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. Statement 142 prohibits the amortization of goodwill and assets with indefinite lives. Statement 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives.

The Company will test goodwill for impairment using the two-step process prescribed in Statement 142. The first step is a screen for potential impairment, while the second step measures the amount of impairment, if any. The Company expects to perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 in the second quarter of 2002. Any impairment charge resulting from these transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle in the second quarter of 2002, as of the first quarter. The Company has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

The application of the non-amortization provisions of Statement No. 142 has increased net income in the first quarter of 2002 by approximately $0.7 million ($0.24 per basic share) whereas the similar amortization charge for the quarter in 2001 was approximately $0.5 million ($0.18 per basic share).

The following table discloses what the effects of the non-amortization of goodwill and indefinite lived intangible assets would be for income and per share amounts for the periods displayed:

                                               Three Months Ended
                                                    March 31,
                                                2002       2001
                                             ---------  ---------
As reported: ..............................         (000s)
    Income from continuing operations .....   $ 4,273    $   610
    Income (loss) from operations of Morgan    (1,888)      (301)
                                              -------    -------
    Net Income ............................     2,385    $   309
                                              =======    =======

Adjustment from non-amortization
    Continuing operations net of minority
       interest $16 and income taxes $74 ..      --      $   516
    Operations of Morgan net of minority
       interest and income taxes ..........      --           79

As adjusted:
    Income from continuing operations .....   $ 4,273    $ 1,126
    Income (loss) from operations of Morgan    (1,888)      (222)
                                              -------    -------
    Net income ............................   $ 2,385    $   904
                                              =======    =======

Basic earnings per share
    Income from continuing operations .....   $  1.52    $  0.40
    Income (loss) from operations of Morgan     (0.67)     (0.08)
                                              -------    -------
    Net income ............................   $  0.85    $  0.32
                                              =======    =======

The following tables display the details of goodwill and intangible assets as of the dates shown.


                                            (000s)
                            March 31, 2002          December 31, 2001
                          --------------------------------------------
Intangible assets subject          Accumulated            Accumulated
 to amortization:         Assets   Amortization   Assets  Amortization
                          --------------------------------------------

Subscriber lists ......   $3,195   $  961         $3,195   $  875
Other intangible assets      105       58            105       55
                          ------   ------         ------   ------
  Total ...............   $3,300   $1,019         $3,300   $  930
                          ======   ======         ======   ======



                                       2002  2001
                                       ----  ----

Total amortization expense for
  the three months ended March 31      $ 89   $752
                                       ====   ====


                                   2003  2004    2005   2006   2007
                                   --------------------------------
Estimated aggregate amortization
expense by year ................   $332   $332   $332   $330   $320

                                                 March 31    December 31
                                                   2002         2001
                                                 ---------------------
Intangible assets not subject to amortization:
    Goodwill - net ...........................   $61,566     $61,566

In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede FASB Statement No. 121, Accounting for the Impairment of
Long-Lived Assets and for Long-Lived Assets to be Disposed of, and provide a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of FASB Statement No. 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The new rules also will supersede the provisions of APB Opinion 30 with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the periods in which the losses are incurred (rather than as of the measurement date as presently required by APB 30). In addition, more dispositions will qualify for discontinued operations treatment in the income statement. The Company has determined that there is no effect of FASB Statement No. 144 on the earnings and financial position of the Company.

D.   Acquisitions and Dispositions

On June 22, 2001, Lynch Telephone Corporation X, a subsidiary of Interactive, acquired Central Utah Telephone, Inc. and its subsidiaries, and Central Telecom Services, LLC, a related entity, for approximately $15.6 million in cash and notes. The Company has recorded approximately $11.7 million in goodwill.

The above acquisition was accounted for as a purchase, and accordingly, the assets acquired and liabilities assumed were recorded at their estimated fair market values on the date of acquisition.

The operating results of the acquired companies are included in the Statements of Operations from their acquisition dates. The following unaudited pro forma information shows the results of the Company's operations as though the acquisition of Central Utah and related entities and the distribution of Morgan were made at the beginning of 2001. The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the transaction been made at this date nor is it necessarily indicative of future results of operations. (In thousands of dollars, except per share data).


                                      Three Months Ended
                                           March 31,
                                             2001
                                      -------------------
Sales and revenues ..............      $   18,545
Income from continuing operations             638
Basic earnings per share ........            0.23
Diluted earnings per share ......      $     0.23


In March 2002, the Company sold its 20.8% interest in the New Mexico cellular partnership, RSA #1B, to Verizon Wireless for $5.6 million ($5 million pre-tax gain) and repaid $2.6 million of outstanding indebtedness to Verizon.

E.   Spin-off of Morgan

On January 24, 2002, Interactive spun off its interest in The Morgan Group, Inc., its only services subsidiary, via a tax-free dividend to its shareholders of the stock of Morgan Group Holding Co., a corporation that was formed to serve as a holding company for Interactive's controlling interest in The Morgan Group, Inc. Morgan Group Holding Co. is now a public company. Morgan's revenues were $16.3 million ($5.4 million to date of spin-off) in the first quarter of 2002 and $23.7 million in the first quarter of 2001. The net assets of Morgan distributed at the spin-off were approximately $3.5 million.

Accordingly, prior period financial statements have been restated to reflect the amounts for Morgan on a one-line basis as "distributed to shareholders."

The report of Ernst & Young LLP, Morgan's independent auditors, with respect to its financial statements as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001 contained an explanatory paragraph which expresses substantial doubt as to Morgan's ability to continue as a going concern.

F.   Indebtedness

The parent company maintains a short-term line of credit facility totaling $10.0 million. Borrowings under this facility were $7.4 million and $7.6 million at March 31, 2002 and December 31, 2001, respectively. This facility will expire on August 31, 2002, unless extended. Long-term debt consists of (all interest rates are at March 31, 2002):

                                                                                    March 31,
                                                                                      2002       December 31,
                                                                                   (Unaudited)      2001
                                                                                --------------   ------------
                                                                                         (In thousands)
Rural Electrification Administration (REA) and Rural Telephone Bank (RTB) notes payable through 2027 at fixed interest rates ranging from 2% to 7.5% (4.9%
weighted average at March 31, 2002), secured by assets of the telephone
companies of $149.5 million ....................................................   $  55,305    $  55,499

Bank Credit facilities utilized by certain telephone and telephone holding companies through 2016, $32.7 million at fixed interest rates averaging 7.9%
and $52.9 million at variable interest rates averaging 4.8%  ...................      85,667       87,127

Unsecured  notes issued in connection with  acquisitions  through 2006, at fixed
interest rates of 10.0% ........................................................      34,454       34,512

Convertible  subordinated  note due in December 2004 at a fixed interest rate of
6%..............................................................................      10,000       10,000
Other ..........................................................................       3,366        6,064
                                                                                   ---------    ---------
                                                                                     188,792      193,202
Current maturities .............................................................     (21,154)     (28,126)
                                                                                   ---------    ---------
                                                                                   $ 167,638    $ 165,076
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

The option to sell the remaining $10 million is secured by a collateralized letter of credit in which the collateral is provided by an affiliate of the Chairman. The Company has agreed to pay all legal fees, letter of credit fees and a 10% per annum collateral fee on the amount of collateral provided, which at March 31, 2002 was $0 and was $3.0 million at December 31, 2001.

The Company can replace the collateral at any time and the fees would be eliminated thereafter. As of March 31, 2002, the Company has replaced all of the $10.5 million of escrow collateral securing the above noted letter of credit by segregating $10.5 million of U.S. Treasury Bills (which are classified as "cash and cash equivalents") in a separate account and pledging this account to the issuers of the letter of credit. The balance of the convertible subordinated note is classified as current at March 31, 2002 and December 31, 2001 as the holder has the ability to demand payment of such amount, plus the $0.5 million premium, prior to December 31, 2002. Management is currently unaware of Cascade's intention with regard to their potential exercise of the option to sell the $10 million note back to the Company.

G.       Comprehensive Income

Balances of accumulated other comprehensive income, net of tax, which consists of unrealized gains (losses) on available for sale of securities, at March 31, 2002 and December 31, 2001 are as follows (in thousands):

                                   Unrealized
                                     Gain
                                    (Loss)    Tax Effect    Net
Balance at December 31, 2001 ...   $ 2,599    $(1,057)      $ 1,542
Reclassification adjustment ....      (322)       126          (196)
Current period unrealized losses      (672)       272          (400)
                                   -------    -------       -------
Balance at March 31, 2002 ......   $ 1,605    $  (659)      $   946
                                   =======    =======       =======

The comprehensive income (loss), for the three-month periods ending March 31, 2002 and 2001 are as follows (in thousands):

                                                                            Three Months Ended
                                                                               March 31,
                                                                              2002      2001
                                                                           ------------------
Net income for the period ..............................................   $ 4,678    $   309
Reclassification adjustment-net of income tax benefit of $126...........      (196)      --
Unrealized (losses) on available for sale securities - net of income tax
   benefit of $272 and $898, respectively ..............................      (400)    (1,240)

                                                                           -------    -------
Comprehensive income (loss) ............................................   $ 4,082    $  (931)
                                                                           =======    =======

H.       Earnings per share

The following table set forth the computation of basic and diluted earnings per share for the periods indicated: During the three months ended March 31, 2002, the Company purchased 5,900 shares of its common stock for treasury. Subsequent to March 31, 2002, the Company purchased an additional 3,000 shares of Treasury stock.

                                                                  Three Months Ended
                                                                      March 31,
                                                                   2002         2001
                                                               ------------------------
Basic earnings per share
Numerator:
      Net Income ............................................   $2,385,000   $  309,000
Denominator:
      Weighted average shares outstanding ...................    2,818,000    2,822,000
Earnings per share:
      Net income ............................................   $     0.85   $     0.11
                                                                ==========   ==========

Diluted earnings per share
Numerator:
     Net Income .............................................   $2,385,000   $  309,000
     Interest saved on assumed conversion of
        convertible  notes - net of tax .....................      161,000         --
                                                                ----------   ----------

     Net Income .............................................   $2,546,000   $  309,000
                                                                ----------   ----------

Denominator:
      Weighted average shares outstanding ...................    2,818,000    2,822,000
      Shares issued on assumed conversion of convertible note      235,000         --
                                                                ----------   ----------
      Weighted average shares and share equivalents .........    3,053,000    2,822,000
                                                                ----------   ----------

Earnings per share:
      Net income ............................................   $     0.83   $     0.11
                                                                ==========   ==========

The effect of assumed conversion of the convertible note in the first quarter of 2001 was anti-dilutive.

I.       Segment Information

As a result of the decision to spin-off its investment in Morgan (see Note E), the Company is engaged in one business segment: multimedia. All businesses are located domestically, and substantially all revenues are domestic. The Company's operations include local telephone companies, a cable TV company, investment in PCS entities and investment in two network-affiliated television stations. The Company's primary operations are located in the states of Iowa, Kansas, Michigan, New Hampshire, New Mexico, New York, North Dakota, Utah and Wisconsin. 75% of the Company's telephone customers are residential. The remaining customers are businesses.

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

Operating profit (loss) is equal to revenues less operating expenses, including unallocated general corporate expenses and excluding, interest and income taxes. The Registrant allocates a portion of its general corporate expenses to its operating segment. Such allocation was $327,000 and $338,000 for the three months ended March 31, 2002 and 2001, respectively.

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                   2002        2001
                                                                                ----------------------
                                                                                Unaudited     Restated
                                                                                      In thousands)
Sales and revenues: ..........................................................   $ 20,974    $ 17,209
                                                                                 ========    ========

EBITDA (before corporate allocation):
  Operations .................................................................   $ 10,743    $  8,602
  Corporate expenses, gross ..................................................       (687)       (857)
                                                                                 --------    --------
  Combined total .............................................................   $ 10,056    $  7,745
                                                                                 ========    ========

Operating profit:
  Operations .................................................................   $  5,609    $  4,169
  Corporate expenses, net ....................................................       (365)       (520)
                                                                                 --------    --------
  Combined total .............................................................   $  5,244    $  3,649
                                                                                 ========    ========

Operating profit .............................................................   $  5,244    $  3,649
Other income (expense):
  Investment income ..........................................................      5,962       1,218
  Interest expense ...........................................................     (3,373)     (3,415)
  Equity in earnings of affiliated companies .................................        204         165
                                                                                 --------    --------
Income before income taxes,  minority interests and operations of Morgan Group
Holding Co. distributed to shareholders ......................................   $  8,037    $  1,617
                                                                                 ========    ========

J.       Recent Events

Sunshine Rights Offering. In February 2002, Sunshine PCS Corporation issued rights to its shareholders to purchase up to 1,531,593 shares of its Class A Common Stock at a price of $1.00 per share. On May 3, 2002, the rights offering expired and on May 7, 2002, Sunshine announced that the rights offering was oversubscribed. As the holder of 235,294 shares of Sunshine, Interactive exercised its rights (but did not oversubscribe) to purchase 58,824 shares of Class A Common Stock in the rights offering.

Taylor Litigation. Interactive and several other parties, including our Chief Executive Officer, and Fortunet Communications, L.P., which was Sunshine PCS Corporation's predecessor-in-interest, have been named as defendants in a lawsuit brought under the so-called "qui tam" provisions of the federal False Claims Act in the United States District Court for the District of Columbia. The complaint was filed under seal with the court on February 14, 2001. At the initiative of one of the defendants, the seal was lifted on January 11, 2002. Under the False Claims Act, a private plaintiff, termed a "relator," may file a civil action on the U.S. government's behalf against another party for violation of the statute. In return, the relator receives a statutory bounty from the government's litigation proceeds if he is successful.

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

Item 2.   Management's Discussion and Analysis of Financial
          -------------------------------------------------
          Condition and Results of Operations
          -----------------------------------

Overview

On January 24, 2002, Interactive spun off its investment in The Morgan Group, Inc. ("Morgan"), its only services subsidiary via a tax-free dividend to its shareholders of the stock of Morgan Group Holding Co., a corporation that was formed to serve as a holding company for Interactive's controlling interest in Morgan. Morgan Group Holding Co. is now a public company. Accordingly, the amounts for Morgan are reflected on a one-line basis in the condensed financial statements as of December 31, 2001, and for the quarters ended March 31, 2002 and 2001as "distributed to shareholders."

Sales And Revenues

Revenues for the three months ended March 31, 2002 increased by $3.8 million to $21.0 million from the first quarter of 2001. Revenues grew primarily due to acquisitions. The acquisition of Central Utah Telephone, Inc. and its subsidiaries, and Central Telecom Services, L.L.C., a related entity, which were acquired on June 22, 2001, contributed $2.6 million to the increase. The balance of the increased revenues can be attributed to the growth in both regulated telco services and the provision of non-traditional telephone services such as:
Internet, long distance service and local exchange carrier service and the acquisition of American Alarm ($0.7 million) on November 30, 2001.

Operating Profit

Operating profit for the three months ended March 31, 2002 increased by $1.6 million to $5.3 million from the first quarter of 2001, primarily the result of increased operations in the Company's regulated telecommunications operations. The acquisition of Central Utah added $0.8 million to operating profit during the quarter. The absence of $0.6 million of amortization of expenses a result of implementing of SFAS 142, also improved the quarter results.

Other Income (Expense)

Investment income for the quarter ended March 31, 2002 decreased by $0.2 million primarily due to lower gains on marketable securities. In addition, during the quarter, the Company sold its Company's interest in a cellular partnership, RSA #1B in New Mexico for $5.6 million resulting in a pre-tax gain of $5.0 million.

Interest expense is approximately the same as the prior year period at $3.4 million as increased levels of borrowing were offset by lower rates.

Income Tax Provision

The income tax provision includes federal, as well as state and local taxes. The tax provision for the three months ended March 31, 2002 and 2001, represent effective tax rates of 39.0% and 51.9%, respectively. The causes of the difference from the federal statutory rate are principally the effect of state income taxes, including the effect of earnings and losses attributable to different state jurisdictions, and the amortization of non-deductible goodwill in 2001.

Minority interest decreased earnings by $0.6 million for the three months ended March 31, 2002 versus $0.2 million a year earlier due to the minority interest associated with the gain from the sale of RSA #1B in New Mexico.

Net Income

Income from continuing operations was $4.3 million, $1.52 per basic share, for the first quarter of 2002 compared to income from continuing operations in 2001 of $0.6 million, or $0.22 per basic share.

Factors contributing to this increase were: the gain from the sale of RSA #1B in New Mexico, the acquisitions previously mentioned ($0.3 million) and the cessation of the amortization of goodwill ($0.5 million).

Net income for the three months ended March 31, 2002 was $2.4 million or $0.85 per basic share ($0.83 diluted) as compared to net income of $0.3 million, or $0.11 per share (basic and diluted), in the previous years' three-month period.

In addition to the factors influencing the change in income from continuing operations, the spin-off of Morgan ($1.9 million loss in 2002 and $0.3 million loss in 2001 first quarter) contributed to the change in net income for the periods.

FINANCIAL CONDITION

Liquidity/ Capital Resources

As of March 31, 2002, the Company had current assets of $51.0 million and current liabilities of $52.1 million. Working capital deficiency was therefore $1.1 million as compared to $10.3 million at December 31, 2001 net of Morgan amounts.

For the first three months, capital expenditures were $3.4 million in 2002 and $3.0 million in 2001.

At March 31, 2002, total debt was $198.6 million, which was $4.9 million lower than the $203.5 million at the end of 2001. At March 31, 2002, there was $133.6 million of fixed interest rate debt averaging 7.0% and $65.0 million of variable interest rate debt averaging 4.6%. Debt at year-end 2001 included $137.1 million of fixed interest rate debt, at an average interest rate of 7.0% and $66.4 million of variable interest rate debt at an average interest rate of 4.8%.

On December 12, 1999, Interactive completed the private placement of a $25 million 6% five-year note, convertible into Interactive common stock at $42.50 per share (adjusted for subsequent 2 to 1 stock split). At that time, to assist the Company with the private placement to Cascade Investment LLC ("Cascade"), the Chairman and CEO of Interactive, agreed to give the acquirer of the note, a one-time option to sell the note to him at 105% of the principal amount thereof. The exercise period was from November 15, 2000 to December 1, 2000. This option to sell is secured by a bank letter of credit, which is secured by the Chairman's escrow of securities. The Company agreed to reimburse the Chairman for the cost of the letter of credit plus his legal counsel fees in connection with the option to sell agreement and obtaining the letter of credit.

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

The option to sell the remaining $10 million is secured by a collateralized letter of credit in which the collateral is provided by an affiliate of the Chairman. The Company has agreed to pay all legal fees, letter of credit fees and a 10% per annum collateral fee on the amount of collateral provided, which at March 31, 2002 was $0 and was $3.0 million at December 31, 2001.

The Company can replace the collateral at any time and the fees would be eliminated thereafter. As of March 31, 2002, the Company has replaced all of the $10.5 million of escrow collateral securing the above noted letter of credit by segregating $10.5 million of U.S. Treasury Bills in a separate account and pledging this account to the issuers of the letter of credit. The balance of the convertible subordinated note is classified as current at March 31, 2002 and December 31, 2001 as the holder has the ability to demand payment of such amount, plus the $0.5 million premium, prior to December 31, 2002. Management is currently unaware of Cascade's intention with regard to their potential exercise of the option to sell the $10 million note back to the Company.

As of March 31, 2002, Interactive, the parent company, had $2.6 million available under a $10 million short-term line of credit facility, which expires on August 31, 2002.

Lynch  has  not  paid  any  cash  dividends  on its  Common  Stock  since  1989.
Interactive does not expect to pay cash dividends on its Common Stock in the foreseeable future. Interactive currently intends to retain its earnings, if any, for use in its business. Future financings may limit or prohibit the payment of dividends.

Interactive has a high degree of financial leverage. As of March 31, 2002, the ratio of total debt to equity was 8.8 to 1. Certain subsidiaries also have high debt to equity ratios. In addition, the debt at subsidiary companies contains restrictions on the amount of readily available funds that can be transferred to the respective parent of the subsidiaries.

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

The Company is obligated under long-term debt provisions and lease agreements to make certain cash payments over the term of the agreements. The following table summarizes these contractual obligations for the period shown:

                                                  Payments Due by Period
                                                   (In thousands)
                                                            Less than
                                     Total      1 year     1 - 3 years 4 - 5 years After 5 years
                                     -----------------------------------------------------------

Long-term Debt (a) ...............   $188,792   $ 21,154   $ 43,664    $ 44,903     $ 79,071

Operating Leases .................        969        326        400        243         --
                                     --------   --------   --------    --------      -------
Total Contractual Cash Obligations   $189,761   $ 21,480   $ 44,064    $ 45,146     $ 79,071
                                     ========   ========   ========    ========     ========

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

                                                     Amount of Commitment Expiration
                                                              Per Period
                                                            (In thousands)
                                  Total
                                 Amounts
                                 Committed  Less than
Other Commercial Commitments                 1 year   1 - 3 years  4 - 5 years   Over 5 years
                                 ------------------------------------------------------------

Lines of Credit ..............   $14,336    $14,336        -           -             --

Standby Letter of Credit .....    10,500     10,500        -           -             --

Guarantees

Standby Repurchase Obligations

Other Commercial Commitments
                                      -          -         -           -             --
                                 -------   -------    --------      ---------    ---------
Total Commercial Commitments .   $24,836   $24,836         -           -             --
                                 =======   =======    =========     =========    =========

The Company has initiated an effort to monetize certain of its assets, including selling a portion or all of certain in vestment in certain of its operating entities. These may include minority interest in network affiliated television stations and certain telephone operations where growth opportunities are not readily apparent. There is no assurance that all or any part of this program can be effectuated on acceptable terms. In March 2002, the Company sold its 20.8% interest in the New Mexico cellular property, RSA #1B, to Verizon Wireless for $5.6 million and repaid certain outstanding indebtedness to Verizon.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risk relating to changes in the general level of U.S. interest rates. Changes in interest rates affect the amounts of interest earned on the Company's cash and cash equivalents ($35.3 million at March 31, 2002 and $31.2 million at December 31, 2001).

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

At March 31, 2002, approximately $65.0 million, or 33% of the Company's long-term debt and notes payable bears interest at variable rates. Accordingly, the Company's earnings and cash flows are affected by changes in interest rates. Assuming the current level of borrowings for variable rate debt and assuming a one percentage point change in the 2002 average interest rate under these borrowings, it is estimated that the Company's 2002 three-month interest expense would have changed by less than $0.2 million. In the event of an adverse change in interest rates, management would likely take actions to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, the analysis assumes no such actions. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.


                           FORWARD LOOKING INFORMATION

Included in this Management Discussion and Analysis of Financial Condition and Results of Operations are certain forward looking financial and other information, including without limitation, the Company's effort to monetize certain assets, Liquidity and Capital Resources and Market Risk. It should be recognized that such information are estimates or forecasts based upon various assumptions, including the matters, risks, and cautionary statements referred to therein, as well as meeting the Registrant's internal performance assumptions regarding expected operating performance and the expected performance of the economy and financial markets as it impacts Registrant's businesses. As a result, such information is subject to uncertainties, risks and inaccuracies, which could be material.

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


                                         LYNCH INTERACTIVE CORPORATION
                                         (Registrant)

                                         By: s/Robert E. Dolan
                                         ---------------------
                                             Robert E. Dolan
                                             Chief Financial Officer
May 15, 2002