Form 10-Q
period 2002-06-30
LYNCH INTERACTIVE CORP
filed 2002-08-14
CIK 1088771

SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                    ---------
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 2002
                               -------------

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

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practical date.

            Class                              Outstanding at August 1, 2002
            -----                              -----------------------------
Common Stock, $.0001 par value                           2,799,551

                                      INDEX

                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION


Item 1. Financial Statements (Unaudited)
        --------------------

Condensed Consolidated Balance Sheets:
  -      June 30, 2002
  -      December 31, 2001

Condensed Consolidated Statements of Operations:
  -      Three months ended June 30, 2002 and 2001
  -      Six months ended June 30, 2002 and 2001

Condensed Consolidated Statements of Cash Flows:
  -      Three months ended June 30, 2002 and 2001
  -      Six months ended June 30, 2002 and 2001

Notes to Condensed Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations
         ---------------------------------------------

Item 3.  Quantitative and Qualitative Disclosure About Market Risk
         ---------------------------------------------------------

PART II.    OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

SIGNATURE




PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIAIRES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)
                                                                                                      June 30,   December 31,
                                                                                                         2002         2001
                                                                                                    ---------    ---------
                                                                                                   (Unaudited)      (Note)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents .....................................................................   $  24,291    $  23,664
  Restricted cash ...............................................................................      10,552        7,569
  Receivables, less allowances of $928 and
    $424, respectively ..........................................................................       8,982        9,963
  Material and supplies .........................................................................       3,687        3,373
  Prepaid expenses and other current assets .....................................................       2,443        1,757
  Current assets of Morgan Group Holding Co. ....................................................
      distributed to shareholders ...............................................................        --         12,757
                                                                                                    ---------    ---------
TOTAL CURRENT ASSETS ............................................................................      49,955       59,083

PROPERTY, PLANT AND EQUIPMENT:
  Land ..........................................................................................         840          840
  Buildings and improvements ....................................................................      10,918       10,858
  Machinery and equipment .......................................................................     183,979      178,110
                                                                                                    ---------    ---------
                                                                                                      195,737      189,808
  Accumulated Depreciation ......................................................................     (81,834)     (74,419)
                                                                                                    ---------    ---------
                                                                                                      113,903      115,389
GOODWILL ........................................................................................      60,889       60,889
OTHER INTANGIBLE ASSETS .........................................................................       7,515        7,906
INVESTMENTS IN AND ADVANCES TO AFFILIATED ENTITIES ..............................................      15,375       14,277
OTHER ASSETS ....................................................................................      10,148       11,563
NON CURRENT ASSETS OF MORGAN GROUP HOLDING CO
   DISTRIBUTED TO SHAREHOLDERS ..................................................................        --         10,241
                                                                                                    ---------    ---------
TOTAL ASSETS ....................................................................................   $ 257,785    $ 279,348
                                                                                                    =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable to banks ........................................................................   $  12,776    $  10,336
  Trade accounts payable ........................................................................         479          921
  Accrued interest payable ......................................................................       1,809        1,579
  Accrued liabilities ...........................................................................      17,158       15,700
  Current maturities of long-term debt, includes $10,500 of convertible notes
  due 2004, but subject to a put provision (See note G) .........................................      21,151       28,126
  Current liabilities of Morgan Group Holding Co. ...............................................
       distributed to shareholders ..............................................................        --         11,281
                                                                                                    ---------    ---------
TOTAL CURRENT LIABILITIES .......................................................................      53,373       67,943
LONG-TERM DEBT ..................................................................................     166,433      165,076
DEFERRED INCOME TAXES ...........................................................................       7,790        8,515
OTHER LIABILITIES ...............................................................................         799          887
MINORITY INTEREST ...............................................................................       6,814        6,120
NON CURRENT LIABILITIES AND MINORITY
  INTERESTS OF MORGAN GROUP HOLDING CO ..........................................................
  DISTRIBUTED TO SHAREHOLDERS ...................................................................        --          6,290

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  COMMON STOCK, $0.0001 PAR VALUE-10,000,000
     SHARES AUTHORIZED; 2,824,766 ISSUED; 2,802,551
     and 2,820,051 outstanding ..................................................................        --           --
  ADDITIONAL PAID-IN CAPITAL ....................................................................      21,406       21,406
  RETAINED EARNINGS .............................................................................       1,625        1,800
  ACCUMULATED OTHER COMPREHENSIVE INCOME ........................................................         467        1,542
  TREASURY STOCK, 22,215 and 4,715 shares, at cost ..............................................        (922)        (231)
                                                                                                    ---------    ---------
                                                                                                       22,576       24,517
                                                                                                    ---------    ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ......................................................   $ 257,785    $ 279,348
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




                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                (In thousands, except per share and share amounts)

                                                                                   Three Months Ended         Six Months Ended
                                                                                       June 30,                   June 30,
                                                                                  2002           2001         2002           2001
                                                                            -------------------------------------------------------
SALES AND REVENUES .........................................................$   21,098    $    17,451    $    42,072    $    34,660


COSTS AND EXPENSES:
Operations .................................................................    15,881         12,577         30,919         25,325
Selling and administrative .................................................       760            644          1,452          1,456
                                                                            --------------------------------------------------------
OPERATING PROFIT ............................................................    4,457          4,230          9,701          7,879

Other income (expense):
   Gain on sale of cellular partnership .....................................       --             --          4,965            --
   Investment income ........................................................      235          1,175          1,232          2,393
   Interest expense .........................................................   (3,298)        (3,417)        (6,671)        (6,832)
   Equity in earnings of affiliated companies, predominantly
     cellular operations ....................................................      224            204            428            369
                                                                            -------------------------------------------------------
                                                                                (2,839)        (2,038)           (46)        (4,070)
                                                                            -------------------------------------------------------

INCOME BEFORE INCOME TAXES, MINORITY INTERESTS
  AND OPERATIONS OF MORGAN GROUP HOLDING CO .................................    1,618          2,192          9,655          3,809
Provision for income taxes ..................................................     (651)        (1,066)        (3,783)        (1,905)
Minority Interests ..........................................................      (62)          (155)          (694)          (323)
                                                                            -------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS ...........................................      905            971          5,178          1,581

Income (loss) from operations of Morgan Group Holding Co. ...................
distributed to shareholders, net of income taxes of $0, $255,
$0 and $255, respectively and minority interests of $0, $(278)
$0 and $(38), respectively ..................................................       --            348         (1,888)            47
                                                                            -------------------------------------------------------
NET INCOME .................................................................$      905    $     1,319    $     3,290    $     1,628
                                                                            =======================================================

Basic weighted average shares outstanding ...................................2,809,000      2,822,000      2,813,000      2,822,000
Diluted weighted average shares outstanding - used in earnings per share computation (if the shares to be issued on
  conversion of the convertible note were included, fully diluted shares
  are 3,044,000; 3,057,000; 3,049,000; and 3,057,000, respectively)..........2,809,000      2,822,000      3,049,000      2,822,000

BASIC EARNINGS PER SHARE
INCOME FROM CONTINUING OPERATIONS ..........................................$     0.32    $      0.34    $      1.84    $      0.56
Income (loss) from operations of Morgan Group Holding Co. ...................
  distributed to shareholders ...............................................     0.00           0.13          (0.67)          0.02
                                                                            -------------------------------------------------------
NET INCOME .................................................................$     0.32    $      0.47    $      1.17    $      0.58
                                                                            =======================================================


DILUTED EARNINGS PER SHARE
INCOME FROM CONTINUING OPERATIONS ..........................................$     0.32    $      0.34    $      1.79    $      0.56
Income (loss) from operations of Morgan Group Holding Co. ...................
  distributed to shareholders ...............................................     0.00           0.13          (0.62)          0.02
                                                                            -------------------------------------------------------
NET INCOME .................................................................$     0.32    $       .47    $      1.17    $      0.58
                                                                            =======================================================
            See accompanying notes.



                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                           Three Months Ended    Six Months Ended
                                                                                June 30,             June 30,
                                                                            2002        2001     2002        2001
                                                                            ----        ----     ----        ----

     OPERATING ACTIVITIES
     Net Income ..........................................................  $  905    $  1,319   $  3,290    $  1,628
     Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization ....................................   4,780       4,120      9,591       8,216
        Net effect of purchases and sales of trading securities ..........      --        (646)        --      (1,072)
        Equity in earnings of affiliated companies .......................    (224)       (204)      (428)       (369)
        Minority interests ...............................................      62         155        694         323
        Gain on sale of cellular partnership .............................      --          --     (4,965)         --
        Gain on sale of available for sale securities ....................      (1)       (154)       (24)       (154)
        Non-cash items  and  assets  and  operating assets
          and liabilities from operations of Morgan Group Holding Co.
          distributed to shareholders.....................................      --         380      1,888         810
        Changes in operating assets and liabilities:
             Receivables .................................................     785         (24)      1,055        682
             Accounts payable and accrued liabilities ....................  (1,737)       (867)      1,174     (2,065)
             Other .......................................................    (271)     (1,130)     (1,000)    (1,227)
                                                                           --------    --------    --------    --------
     NET CASH PROVIDED BY OPERATING ACTIVITIES ...........................   4,299       2,949      11,275      6,772
                                                                           --------    --------    --------    --------

     INVESTING ACTIVITIES
     Capital expenditures ................................................ (4,423)     (4,580)     (7,794)    (7,555)
     Investment in and advances to affiliated entities ................... (1,436)       (128)     (1,912)      (186)
     Proceeds from sale of available for sale securities .................     53         241         398        241
     Proceeds from sale of cellular partnership ..........................      --          --      5,570         --
     Acquisition of Central Utah Telephone Company (total
      cost, less debt assumed and cash equivalents acquired) .............      --     (6,889)         --     (6,889)
     Investing activities of operations of Morgan Group
       Holding Co. distributed to shareholders ...........................      --        (12)         --        (99)
     Other ...............................................................   (329)        475         (75)      (122)
                                                                           --------    --------   --------    --------

     NET CASH USED IN INVESTING ACTIVITIES ...............................  (6,135)    (10,893)     (3,813)   (14,610)
                                                                           --------    --------    --------    --------

     FINANCING ACTIVITIES
     Issuance of long term debt ..........................................   1,362         270       1,965     27,368
     Repayments of long term debt ........................................  (2,570)     (1,263)     (7,605)   (18,373)
     Net repayments (borrowings) lines of credit .........................   2,972        (171)      2,440       (733)
     Treasury stock transactions .........................................    (439)         --        (691)        --
     Investment in restricted cash .......................................     (45)         --      (2,983)        --
     Financing activities of operations of Morgan Group Holding
       Co. distributed to shareholders ...................................      --         (77)         --       (119)
     Other ...............................................................      17          --          39         --
                                                                           --------    --------    --------    --------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                     1,297      (1,241)     (6,835)     8,143
                                                                           --------    --------    --------    --------
     Net increase (decrease) in cash and cash equivalents ................    (539)     (9,185)        627        305
     Cash and cash equivalents at beginning of Period ....................  24,830      34,324      23,664     24,834
                                                                          ---------    --------    --------    --------

     CASH AND CASH EQUIVALENTS AT END OF PERIOD ..........................$ 24,291    $ 25,139    $ 24,291   $ 25,139
                                                                          =========   =========   =========  ==========
See accompanying notes

                  LYNCH INTERACTIVE CORPORATION & SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.   Subsidiaries of the Registrant

As of June 30, 2002, the Subsidiaries of the Registrant are as follows:

Subsidiary                                        Owned by Lynch
----------                                        --------------

Brighton Communications Corporation ............     100.0%
  Lynch Telephone Corporation IV ...............     100.0%
    Bretton Woods Telephone Company ............     100.0%
    World Surfer, Inc. .........................     100.0%
  Lynch Kansas Telephone Corporation ...........     100.0%
  Lynch Telephone Corporation VI ...............      98.0%
    JBN Telephone Company, Inc. ................      98.0%
      JBN Finance Corporation ..................      98.0%
      CLR Video, L.L.C .........................      98.0%
    Giant Communications, Inc. .................     100.0%
    Lynch Telephone Corporation VII ............     100.0%
      USTC Kansas, Inc. ........................     100.0%
       Haviland Telephone Company, Inc. ........     100.0%
        Haviland Finance Corporation ...........     100.0%
  DFT Communications Corporation ...............     100.0%
     DFT Telephone Holding Company, L.L.C ......     100.0%
    Dunkirk & Fredonia Telephone Company .......     100.0%
      Cassadaga Telephone Company ..............     100.0%
        Macom, Inc. ............................     100.0%
      Comantel, Inc. ...........................     100.0%
        Erie Shore Communications, Inc. ........     100.0%
        D&F Cellular Telephone, Inc. ...........     100.0%
    DFT Long Distance Corporation ..............     100.0%
    DFT Local Service Corporation ..............     100.0%
    DFT Security Services, Inc. ................     100.0%
  LMT Holding Corporation ......................     100.0%
    Lynch Michigan Telephone Holding Corporation     100.0%
        Upper Peninsula Telephone Company ......     100.0%
        Alpha Enterprises Limited ..............     100.0%
          Upper Peninsula Cellular North, Inc. .     100.0%
          Upper Peninsula Cellular South, Inc. .     100.0%

  Lynch Telephone Corporation IX ...............     100.0%
    Central Scott Telephone Company ............     100.0%
        CST Communications Inc. ................     100.0%
  Global Television, Inc. ......................     100.0%
  Inter-Community Acquisition Corporation ......     100.0%

  Lynch Telephone Corporation X ................     100.0%
     Central Utah Telephone, Inc. ..............     100.0%
     Central Telecom Services, LLC .............     100.0%
        Cache Valley Wireless, LC ..............     100.0%

Subsidiary                                       Owned by Lynch

  Lynch Entertainment, LLC .....................     100.0%
  Lynch Entertainment Corporation II ...........     100.0%

  Lynch Multimedia Corporation .................     100.0%

  Lynch Paging Corporation .....................     100.0%

Lynch PCS Communications Corporation ...........     100.0%
  Lynch PCS Corporation A ......................     100.0%
  Lynch PCS Corporation F ......................     100.0%
  Lynch PCS Corporation G ......................     100.0%
  Lynch PCS Corporation H ......................     100.0%

Lynch Telephone Corporation ....................      83.1%
  Western New Mexico Telephone Company, Inc. ...      83.1%
  Interactive Networks Corporation .............      83.1%
  WNM Communications Corporation ...............      83.1%
  WMN Interactive, L.L.C .......................      83.1%
  Wescel Cellular, Inc. ........................      83.1%
    Wescel Cellular of New Mexico, L.P. ........      42.4%
  Wescel Cellular, Inc. II .....................      83.1%
      Enchantment Cable Corporation ............      83.1%
Lynch Telephone II, LLC ........................     100.0%
  Inter-Community Telephone Company, LLC .......     100.0%
    Inter-Community Telephone Company II, LLC ..     100.0%
  Valley Communications, Inc. ..................     100.0%
Lynch Telephone Corporation III ................      81.0%
  Cuba City Telephone Exchange Company .........      81.0%
  Belmont Telephone Company ....................      81.0%
                                       5

B.   Basis of Presentation
     ---------------------

The Company consolidates the operating results of its telephone and cable television subsidiaries (81-100% owned at June 30, 2002 and December 31, 2001). All material intercompany transactions and balances have been eliminated. Investments in affiliates in which the Company does not have a majority voting control are accounted for in accordance with the equity method. The Company accounts for the following affiliated companies on the equity basis of accounting: Coronet Communications Company (20% owned at June 30, 2002 and December 31, 2001), Capital Communications Company, Inc. (49% owned at June 30, 2002 and December 31, 2001) and the cellular partnership operations in New Mexico (17% to 21% owned at June 30, 2002 and December 31, 2001).

On January 24, 2002, Interactive spun off its interest in The Morgan Group, Inc. ("Morgan"), its only services subsidiary, via a tax-free dividend to its shareholders of the stock of Morgan Group Holding Co., a corporation that was formed to serve as a holding company for Interactive's controlling interest in Morgan. Morgan Group Holding Co. is now a public company. Accordingly, the amounts for Morgan are reflected on a one-line basis in the condensed consolidated financial statements as of December 31, 2001 and for the three and six months ended June 30, 2002 and 2001, as amounts "distributed to shareholders."

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Articles 10 and 11 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of the management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

The Company tests goodwill for impairment using the two-step process prescribed in Statement 142. The first step is a screen for potential impairment, while the second step measures the amount of impairment, if any. The Company performed the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 in the second quarter of 2002 and determined that there are no impairments at the current time.

The application of the non-amortization provisions of Statement No. 142 has increased net income in the second quarter of 2002 by approximately $0.7 million ($0.24 per basic share) whereas the similar amortization charge for the quarter in 2001 was approximately $0.5 million ($0.18 per basic share). For the six months ended June 30, 2002 and 2001, the amounts were $1.3 million, or $0.45 in basic earning per share, and $1.0 million, or $0.37 in basic earning per share, respectively.

The following table discloses what the effects of the non-amortization of goodwill and indefinite lived intangible assets would be for income and per share amounts for the periods displayed:

                                                                                Three Months Ended   Six Months Ended
                                                                                     June 30,            June 30,
                                                                                 2002      2001      2002       2001
                                                                                ------    -------  ------    -------
As reported: ................................................................        (000s)              (000s)
    Income from continuing operations .......................................   $ 905   $   971   $ 5,178    $ 1,581
    Income (loss) from operations of Morgan .................................      --       348    (1,888)        47
                                                                                -------  -------   -------    -------

    Net Income ..............................................................     905   $ 1,319   $ 3,290    $ 1,628
                                                                                ======= ========  ========   ========


    Adjustment from non-amortization Continuing operations net of income taxes of $0, $72, $0, $147 and minority interest
        of $0, $15, $0, $31, respectively...................................       --   $   522        --     $1,041
        Operations of Morgan net of minority
           interest and income taxes........................................       --   $    62        --     $  141

    As adjusted:
        Income from continuing operations...................................    $ 905   $ 1,493   $ 5,178     $2,622
        Income (loss) from operations of Morgan.............................       --       410    (1,888)       188
                                                                                -------  -------   -------    -------
    Net income..............................................................    $ 905   $ 1,903   $ 3,290     $2,810
                                                                                ======= ========  ========    ========

    Basic earnings per share
        Income from continuing operations...................................    $0.32   $  0.53   $  1.84     $ 0.93
        Income (loss) from operations of Morgan.............................       --      0.14     (0.67)      0.06
                                                                                ------- --------  --------    --------

        Net income..........................................................    $0.32     $0.67   $  1.17      $0.99
                                                                                ======= ========  ========    ========

    Diluted earnings per share
        Income from continuing operations...................................    $0.32     $0.53   $  1.79       $0.93
        Income (loss) from operations of Morgan.............................       --      0.14     (0.62)       0.06
                                                                                ------- --------  --------    --------

        Net income..........................................................    $0.32     $0.67   $  1.17       $0.99
                                                                                ======= ========  ========    ========

The following tables display the details of goodwill and intangible assets as of the dates shown.


                                                                                              (000s)
                                                                                June 30, 2002            December 31, 2001
                                                                                -------------            -----------------

                                                                                        Accumulated                Accumulated
Intangible assets subject to amortization:                                      Assets  Amortization     Assets    Amortization
                                                                                ------  ------------     ------    ------------

Subscriber lists .............................................................. $7,594        $1,774     $7,194          $  983


                                         2002     2001
                                         ----   ------
Total amortization expense for

  the three months ended June 30 .....   $405   $  617
                                         ====   ======
Total amortization expense for the six
  months  ended June 30 ..............   $808   $1,227
                                         ====   ======

                                     2003     2004    2005    2006   2007
                                   ------   ------   -----   -----   ----
Estimated aggregate amortization
 expense by year ................   $1,679   $1,568   $ 268   $ 213   $213

                                                      June 30,      December 31,
                                                        2002           2001
                                                      -------       -----------
Intangible assets not subject to amortization:
    Goodwill - net ................................   $60,889         $60,889
    Cellular licenses .............................     1,695           1,695


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

D.   Acquisitions and Dispositions

On June 22, 2001, Lynch Telephone Corporation X, a subsidiary of Interactive, acquired Central Utah Telephone, Inc. and its subsidiaries, and Central Telecom Services, LLC, a related entity, for approximately $15.6 million in cash and notes. The Company has recorded approximately $11.5 million in goodwill.

The above acquisition was accounted for as a purchase, and accordingly, the assets acquired and liabilities assumed were recorded at their estimated fair market values on the date of acquisition.

The operating results of the acquired companies are included in the Statements of Operations from the acquisition date. The following unaudited pro forma information shows the results of the Company's operations as though the acquisition of Central Utah and related entities and the distribution of Morgan were made at the beginning of 2001. The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the transactions been made at this date nor is it necessarily indicative of future results of operations. (In thousands of dollars, except per share data).




                                               Three Months    Six Months
                                                  Ended           Ended
                                                 June 30,       June 30,
                                                  2001            2001
                                               ------------    -----------
Sales and revenues ........................... $   19,842      $   38,387
Income from continuing operations ............      1,088           1,726
Basic earnings per share .....................       0.39            0.61
Diluted earnings per share ...................       0.39            0.61


In March 2002, the Company sold its 20.8% interest in the New Mexico cellular partnership, RSA #1B, to Verizon Wireless for $5.6 million ($5 million pre-tax gain) and repaid $2.6 million of outstanding indebtedness to Verizon.

E.   Sunshine Rights Offering

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

F.   Spin-off of Morgan

On January 24, 2002, Interactive spun off its interest in The Morgan Group, Inc., its only services subsidiary, via a tax-free dividend to its shareholders of the stock of Morgan Group Holding Co., a corporation that was formed to serve as a holding company for Interactive's controlling interest in The Morgan Group, Inc. Morgan Group Holding Co. is now a public company. Morgan's revenues were $34.4 million ($5.4 million to date of spin-off) in the first six months of 2002 and $53.0 million in the first six months of 2001. The net assets of Morgan distributed at the spin-off were approximately $3.5 million.

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

G.   Indebtedness

The parent company maintains a short-term line of credit facility totaling $10.0 million. Borrowings under this facility were $9.9 million and $7.6 million at June 30, 2002 and December 31, 2001, respectively. This facility will expire on August 31, 2002, unless extended. Long-term debt consists of (all interest rates are at June 30, 2002):

                                                                                                              June 30,
                                                                                                                2002    December 31,
                                                                                                            (Unaudited)    2001
                                                                                                            ---------    ---------
                                                                                                                 (In thousands)
Rural Electrification Administration (REA) and Rural Telephone Bank (RTB) notes payable through 2027 at fixed interest rates ranging from 2% to 7.5% (4.9%
weighted average at June 30, 2002), secured by assets of the telephone
companies of $149.5 million .............................................................................   $  55,239    $  55,499

Bank Credit facilities utilized by certain telephone and telephone holding companies through 2016, $32.1 million at fixed interest rates averaging 7.9%
and $51.9 million at variable interest rates averaging 4.8%  ............................................      84,060       87,127

Unsecured  notes issued in connection with  acquisitions  through 2006, at fixed
interest rates of 10.0% .................................................................................      34,397       34,512

Convertible  subordinated  note due in December 2004 at a fixed interest rate of ........................      10,000       10,000
  6%

Other ...................................................................................................       3,888        6,064
                                                                                                            ---------    ---------
                                                                                                              187,584      193,202
Current maturities ......................................................................................     (21,151)     (28,126)
                                                                                                            ---------    ---------
                                                                                                            $ 166,433    $ 165,076
                                                                                                            =========    =========

On December 12, 1999, the Company completed the private placement of a $25 million 6% five-year note, convertible into Interactive common stock at $42.50 per share. At that time, to assist the Company with the private placement to Cascade Investment LLC ("Cascade"), the Chairman and CEO of Interactive agreed to give the acquirer of the note a one-time option to sell the note to him at 105% of the principal amount thereof. The exercise period was from November 15, 2000 to December 1, 2000. The obligation of the Chairman under this option to sell agreement was secured by a bank letter of credit, which, in turn, was secured by a pledge of certain securities of the Chairman. The Company also agreed to reimburse the Chairman for the cost of the letter of credit plus his counsel fees in connection with the option to sell agreement and obtaining the letter of credit.

On January 16, 2001, the option to sell agreement between Cascade and the Company's Chairman was modified and extended. As a condition to such modification and extension, Cascade demanded and obtained the right to sell up to $15 million of the notes back to the Chairman at any time prior to January 31, 2001 and the right to sell the remaining $10 million of the notes to the Chairman between November 15 and December 1, 2002 (the "Put"). The Put is at 105% of principal amount sold plus accrued and unpaid interest and is secured by a fully collateralized letter of credit.

In order to induce the Chairman to grant the Put, Company entered into an agreement in December 2000 with its Chairman whereby it agreed (i) to pay for and acquire, on the same terms and conditions, any portion of the note sold by Cascade under the Put, (ii) to reimburse the Chairman for the costs for extending and maintaining the letter of credit and (iii) to pay the Chairman or his assigns a collateral maintenance fee of 10% per annum for any collateral provided by them.

During January 2001, Cascade exercised the Put with regard to the $15 million of the notes and on February 14, 2001, the Company transferred $15.9 million to Cascade, including the 5% premium plus accrued and unpaid interest, in exchange for $15.0 million of the notes held by Cascade.

The option to sell the remaining $10 million continues to be secured by a collateralized letter of credit. Until March 31, 2002, all or a portion of the collateral for the letter of credit was provided by an affiliate of the Chairman and, as noted above, the Company had agreed to pay all legal fees, letter of credit fees and a 10% per annum collateral fee on the amount of collateral provided. As the Company has always had the right to substitute its collateral for that provided, as of March 31, 2002, the Company had replaced all of the $10.5 million of the collateral provided by an affiliate of the Chairman with $10.5 million of the Company's U.S. Treasury Bills, which have been pledged to the issuers of the letter of credit and are classified as "Restricted Cash" on the Company's balance sheet.

The balance of the convertible subordinated note is classified as current at June 30, 2002, and December 31, 2001, as the holder has the ability to demand payment of such amount, plus the $0.5 million premium, prior to December 31, 2002. Management is currently unaware of Cascade's intention with regard to its potential exercise of the Put with respect to the remaining $10 million of notes outstanding.

H.   Comprehensive Income

Balances of accumulated other comprehensive income, net of tax, which consists of unrealized gains (losses) on available for sale of securities, at June 30, 2002 and December 31, 2001 are as follows (in thousands):

                                                                     Unrealized
                                                                     Gain (Loss)   Tax Effect Net
Balance at December 31, 2001 ........................................   $ 2,599    $(1,057)   $ 1,542
Reclassification adjustment .........................................      (374)       146       (228)
Current period unrealized losses ....................................    (1,426)       579       (847)
                                                                        -------    -------    -------
Balance at June 30, 2002 ..........................................     $   799    $  (332)   $   467
                                                                        =======    =======    =======

The comprehensive income (loss), for the three and six month periods ended June 30, 2002 and 2001 are as follows (in thousands):

                                                                                      Three Months Ended
                                                                                           June 30,
                                                                                           -------
                                                                                     2002       2001
                                                                                   -------    -------
Net income for the period                                                         $   905     $ 1,319
Reclassification  adjustment-net  of income tax benefit  (expense)  of $20
 and ($4) ................................................................            (32)        132
Unrealized (losses) on available for sale securities - net of income tax
benefit of $307 and $6 ...................................................           (447)         (9)
                                                                                   -------     -------
  Comprehensive income ................................................... ....   $   426     $ 1,442
                                                                                   =======     =======

                                                                                      Six Months Ended
                                                                                         June 30,
                                                                                   2002               2001
                                                                              ----------------   ---------------

Net income for the period                                                              $3,290           $ 1,628
Reclassification  adjustment-net  of  income  tax  benefit  of $146 and $804,
respectively                                                                            (228)           (1,108)
Unrealized (losses) on available for sale securities - net of income tax
  benefit of $579 and $6, respectively                                                  (847)               (9)

                                                                              ----------------   ---------------
  Comprehensive income                                                                 $2,215             $ 511
                                                                              ================   ===============

I.   Earnings per share

The following table set forth the computation of basic and diluted earnings per share for the periods indicated: During the six months ended June 30, 2002, the Company purchased 17,500 shares of its common stock for treasury. Subsequent to June 30, 2002, the Company purchased an additional 3,000 shares of Treasury stock.

                                                                                Three Months Ended        Six Months Ended
                                                                                      June 30,                 June 30,
                                                                                  2002         2001         2002         2001
                                                                            ----------   ----------   ----------   ----------
Basic earnings per share
------------------------
Numerator:
      Net Income ........................................................   $  905,000   $1,319,000   $3,290,000   $1,628,000
Denominator:
      Weighted average shares outstanding ...............................    2,809,000    2,822,000    2,813,000    2,822,000
Earnings per share:
      Net income ........................................................   $     0.32   $     0.47   $     1.17   $     0.58
                                                                            ==========   ==========   ==========   ==========

Diluted earnings per share
Numerator:
     Net Income .........................................................   $  905,000   $1,319,000   $3,290,000   $1,628,000
     Interest saved on assumed conversion of
        convertible  notes - net of tax .................................         --           --        274,000         --
                                                                            ----------   ----------   ----------   ----------

     Net Income .........................................................   $  980,000   $1,319,000   $3,564,000   $1,628,000
                                                                            ----------   ----------   ----------   ----------

Denominator:
      Weighted average shares outstanding ...............................    2,809,000    2,822,000    2,813,000    2,822,000
      Shares issued on assumed conversion of
         convertible note ...............................................         --           --        236,000         --
                                                                            ----------   ----------   ----------   ----------
Weighted average shares and share
         equivalents ....................................................    2,809,000    2,822,000    3,049,000    2,822,000
                                                                            ----------   ----------   ----------   ----------

Earnings per share:
      Net income ........................................................   $     0.32   $     0.47   $     1.17   $     0.58
                                                                            ==========   ==========   ==========   ==========

For the three months ended June 30, 2002 and 2001 and the six months ended June 30, 2001, the 236,000 shares to be issued on conversion of the Company convertible note have been excluded from the computation of diluted earnings per share because their inclusion would be anti-dilutive.

J.   Segment Information

As a result of the decision to spin-off its investment in Morgan (see Note F), the Company is engaged in one business segment: multimedia. All businesses are located domestically, and substantially all revenues are domestic. The Company's operations include local telephone companies, a cable TV company, investment in PCS entities and investment in two network-affiliated television stations. The Company's primary operations are located in the states of Iowa, Kansas, Michigan, New Hampshire, New Mexico, New York, North Dakota, Utah and Wisconsin. 75% of the Company's telephone customers are residential. The remaining customers are businesses.

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

Operating profit (loss) is equal to revenues less operating expenses, including unallocated general corporate expenses and excluding, interest and income taxes. The Registrant allocates a portion of its general corporate expenses to its operating segment. Such allocation was $328,000 and $326,000 for the three months ended June 30, 2002 and 2001, respectively and $655,000 and $652,000 for the six months ended June 30, 2002 and 2001, respectively.

                                                                                Three Months Ended             Six Months Ended
                                                                                    June 30,                       June 30,
                                                                                 2002        2001                2002        2001
                                                                                --------    --------           --------    --------
                                                                                    Unaudited                       Restated
                                                                                                   (In thousands)

Sales and revenues: .........................................................   $ 21,098    $ 17,451           $ 42,072    $ 34,660
                                                                                ========    ========           ========    ========

EBITDA (before corporate allocation):
  Operations ................................................................   $  9,994    $  9,068           $ 20,737    $ 17,670
  Corporate expenses, gross .................................................      (758)       (718)             (1,445)     (1,575)
                                                                                --------    --------           --------    --------
  Combined total ............................................................   $  9,236    $  8,350           $ 19,292    $ 16,095
                                                                                ========    ========           ========    ========

Operating profit:
  Operations ................................................................   $  4,890    $  4,613           $ 10,499    $  8,782
  Corporate expenses, net ...................................................       (433)       (383)              (798)       (903)
                                                                                --------    --------           --------    --------
  Combined total ............................................................   $  4,457    $  4,230           $  9,701    $  7,879
                                                                                ========    ========           ========    ========

Operating profit ............................................................   $  4,457    $  4,230           $  9,701    $  7,879
  Other income (expense):
  Gain on sale of cellular partnership ......................................         --          --              4,965          --
  Investment income .........................................................        235       1,175              1,232       2,393
  Interest expense ..........................................................     (3,298)     (3,417)            (6,671)     (6,832)
  Equity in earnings of affiliated companies ................................        224         204                428         369
                                                                                --------    --------            --------    --------
Income before income taxes, minority interests
 and operations of Morgan Group Holding Co.
 distributed to shareholders ................................................   $  1,618    $  2,192            $  9,655   $  3,809
                                                                                =======     ========             ========    =======

K.   Litigation

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

The relater in this lawsuit is R.C. Taylor III, an individual who, to the best of our knowledge, has no relationship to any of the Lynch entities and affiliates that have been named parties in this litigation. Indeed at the time of his filings, and to the best of our knowledge, Mr. Taylor was a lawyer at Gardner, Carton & Douglas. Thereafter, we believe he was a lawyer with a Washington, D.C., law firm. We do not know his current status. We issued a press release dealing with this litigation on January 16, 2002.

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

Interactive was formally served with the complaint on July 10, 2002. Interactive has until September 5, 2002, to answer, move to dismiss or otherwise respond to the complaint.

L.   Write-off of Uncollectible Receivables

During the three months ended June 30, 2002, the Company wrote off $0.7 million of receivables relating to the bankruptcy of MCI/Worldcom and Global Crossing.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

On January 24, 2002, Interactive spun off its investment in The Morgan Group, Inc. ("Morgan"), its only services subsidiary, via a tax-free dividend to its shareholders of the stock of Morgan Group Holding Co., a corporation that was formed to serve as a holding company for Interactive's controlling interest in Morgan. Morgan Group Holding Co. is now a public company. Note: The Company retains 234,294 shares of Morgan Group Holding Co. in escrow to be provided to the holder(s) of the Company's convertible notes at the time of the conversion. Accordingly, the amounts for Morgan are reflected on a one-line basis in the condensed financial statements as of December 31, 2001, and for the periods ended June 30, 2002 and 2001 as "distributed to shareholders."

Sales And Revenues

Revenues for the three months ended June 30, 2002 increased by $3.6 million to $21.1 million from the second quarter of 2001. Revenues grew primarily due to acquisitions. The acquisition of Central Utah Telephone, Inc. and its subsidiaries, and Central Telecom Services, L.L.C., a related entity, which were acquired on June 22, 2001, contributed $2.6 million to the increase and the acquisition of American Alarm acquired on November 30, 2001 added $0.7 million to the increase. The balance of the increased revenues can be attributed to the growth in both regulated telco services and the provision of non-traditional telephone services such as: Internet, long distance service and local exchange carrier service.

For the six months ended June 30, 2002, revenues were $42.1 million, an increase of $7.4 million from the $34.7 million recorded in the first six months of 2001. The inclusion of Central Utah Telephone Company contributed $5.2 million in revenues and the inclusion of American Alarm contributed $1.4 million.

The Company anticipates that increases in revenues in the second half of the year will be lower than the increases in the first half as Central Utah will be included in both periods.

In addition, as a result of certain regulatory initiatives in some of the states in which our companies operate, it is possible that revenues at certain telecommunication operations may be reduced in the near future.

Operating Profit

Operating profit for the three months ended June 30, 2002 increased by $0.2 million to $4.5 million from the second quarter of 2001. The acquisition of Central Utah added $0.7 million to operating profit during the quarter while the acquisition of American Alarm reduced operating profit by $0.2 million during the quarter due to the amortization of customer contracts of $0.3 million recorded during the quarter. The absence of $0.6 million of amortization expense as a result of implementing of SFAS 142 also improved the quarter's results. Also, during the quarter the Company recorded $0.7 million in allowance for doubtful accounts associated with the recent bankruptcies of two long distance carriers. The Company also notes that additional revenues will be lost for the first three weeks of July prior to the Worldcom filing. The bankruptcy filings may adversely impact the interstate revenues pools administered by the National Exchange Carrier Association ("NECA") of which all of its telephone operating subsidiaries participate. If the Company access settlements from NECA are reduced, the Company's operating results in the remainder of 2002 could be materially affected.

For the six months ended June 30, 2002, operating profits increased by $1.8 million to $9.7 million, with Central Utah contributing $1.7 million to the increase, American Alarm reduced operating profits by $0.4 million, due to the amortization of customer contracts of $0.7 million and the non-amortization of goodwill adding $1.2 million. The recording of $0.7 million of allowances for doubtful accounts also affected the six month activity.

Other Income (Expense)

The Company has investments in two affiliates who have acquired wireless Spectrum in two separate auctions conducted by the Federal Communications Commission in 2000, the 700 MHz Guardband Auction and the 39 GHz Auction. The Company's investments in these two affiliates are $6.2 and $1.5 respectively. While trading in the public markets for companies that own and operate wireless Spectrum has declined substantially since the end of these Auctions, there is no indication that the value of this Spectrum has declined due in part, to the limited trading of these licenses. On August 27, 2002, the FCC is scheduled to commence a 700 MHz Auction which Spectrum is very analogous to the 700 MHz Guardband Auction noted above. The Company will closely monitor the results of the Auction and will provide a reserve for impairment in the second half of 2002 should the results warrant.

Investment income for the quarter ended June 30, 2002 decreased by $0.9 million from the prior year period primarily due to the unrealized gains recorded in the second quarter of 2001 in connection with Tremont Advisers, Inc. All of the Company's interest in Tremont was sold in October 2001. For the six month period ended June 30, 2002, investment income decreased by $1.2 million from the prior year period again due to gains in 2001 in Tremont Advisers, Inc.

During the quarter, the Company sold its interest in a cellular partnership in New Mexico (RSA 1 (North) ) for $5.6 million resulting in a pre-tax gain of $5.0 million.

Interest expense is approximately the same as the prior year periods at $3.3 and $6.7 million respectively, as increased levels of borrowing were offset by lower interest rates.

Income Tax Provision

The income tax provision includes federal as well as state and local taxes. The tax provision for the six months ended June 30, 2002 and 2001, represent effective tax rates of 39.2% and 50.0%, respectively. The causes of the difference from the federal statutory rate are principally the effect of state income taxes, including the effect of earnings and losses attributable to different state jurisdictions, and the amortization of non-deductible goodwill in 2001.

Minority Interest

Minority interest decreased earnings by $62,000 for the three months ended June 30, 2002 versus $155,000 a year earlier due to the minority interest associated with the acquisition of American Alarm.

For the six months ended June 30, 2002, minority interest decreased earnings by $0.7 million versus $0.3 million for the period last year due to minority interest associated with the gain from the sale of RSA 1 (North) in New Mexico offset by minority interest associated with the acquisition of American Alarm.

Net Income

Income from continuing operations was $0.9 million, $0.32 per share (basic and diluted), for the second quarter of 2002 compared to income from continuing operations for the same period last year of $1.0 million, or $0.34 per share (basic and diluted). The acquisition of Central Utah and the cessation of the amortization of goodwill ($0.5 million) offset lower investment income.

For the six months ended June 30, 2002 income from continuing operations was $5.2 million, or $1.84 per share (basic, $1.79 diluted), as compared to income from continuing operations in 2001 of $1.6 million, or $0.56 per share (basic and diluted). Factors contributing to this increase were: the gain from the sale of RSA 1 (North) in New Mexico, the acquisition of Central Utah and the cessation of the amortization of goodwill ($1.0 million).

Net income for the three months ended June 30, 2002 was $0.9 million or $0.32 per share (basic and diluted) as compared to net income of $1.3 million, or $0.47 per share (basic and diluted), in the previous years' three-month period. For the six months ended June 30, 2002 net income was $3.3 million or $1.17 per share (basic, $1.17 per share diluted), as compared to $1.6 million or $0.58 per share in the previous year. In addition to the factors influencing the change in income from continuing operations, the operating result of Morgan impacted the net income results.

FINANCIAL CONDITION

Liquidity/ Capital Resources

As of June 30, 2002, the Company had current assets of $50.0 million and current liabilities of $53.4 million. Working capital deficiency was therefore $3.4 million as compared to $10.3 million at December 31, 2001, net of Morgan amounts.

For the six months, capital expenditures were $7.8 million in 2002 versus $7.6 million in 2001.

At June 30, 2002, total debt was $200.4 million, which was $3.1 million lower than the $203.5 million at the end of 2001. At June 30, 2002, there was $133.5 million of fixed interest rate debt averaging 7.0% and $66.9 million of variable interest rate debt averaging 4.8%. Debt at year-end 2001 included $137.1 million of fixed interest rate debt, at an average interest rate of 7.0%, and $66.4 million of variable interest rate debt, at an average interest rate of 4.8%.

On December 12, 1999, the Company completed the private placement of a $25 million 6% five-year note, convertible into Interactive common stock at $42.50 per share. At that time, to assist the Company with the private placement to Cascade Investment LLC ("Cascade"), the Chairman and CEO of Interactive agreed to give the acquirer of the note a one-time option to sell the note to him at 105% of the principal amount thereof. The exercise period was from November 15, 2000 to December 1, 2000. The obligation of the Chairman under this option to sell agreement was secured by a bank letter of credit, which, in turn, was secured by a pledge of certain securities of the Chairman. The Company also agreed to reimburse the Chairman for the cost of the letter of credit plus his counsel fees in connection with the option to sell agreement and obtaining the letter of credit.

On January 16, 2001, the option to sell agreement between Cascade and the Company's Chairman was modified and extended. As a condition to such modification and extension, Cascade demanded and obtained the right to sell up to $15 million of the notes back to the Chairman at any time prior to January 31, 2001 and the right to sell the remaining $10 million of the notes to the Chairman between November 15 and December 1, 2002 (the "Put"). The Put is at 105% of principal amount sold plus accrued and unpaid interest and is secured by a fully collateralized letter of credit.

In order to induce the Chairman to grant the Put, Company entered into an agreement in December 2000 with its Chairman whereby it agreed (i) to pay for and acquire, on the same terms and conditions, any portion of the note sold by Cascade under the Put, (ii) to reimburse the Chairman for the costs for extending and maintaning the letter of credit and (iii) to pay the Chairman or his assigns a collateral maintenance fee of 10% per annum for any collateral provided by them.

During January 2001, Cascade exercised the Put with regard to the $15 million of the notes and on February 14, 2001, the Company transferred $15.9 million to Cascade, including the 5% premium plus accrued and unpaid interest, in exchange for $15.0 million of the notes held by Cascade.

The option to sell the remaining $10 million continues to be secured by a collateralized letter of credit. Until March 31, 2002, all or a portion of the collateral for the letter of credit was provided by an affiliate of the Chairman and, as noted above, the Company had agreed to pay all legal fees, letter of credit fees and a 10% per annum collateral fee on the amount of collateral provided. As of March 31, 2002, the Company eliminated the collateral fee by replacing all of the $10.5 million of the collateral provided by an affiliate of the Chairman with $10.5 million of the Company's U.S. Treasury Bills, which have been pledged to the issuers of the letter of credit and are classified as "Restricted Cash" on the Company's balance sheet.

The balance of the convertible subordinated note is classified as current at June 30, 2002, and December 31, 2001, as the holder has the ability to demand payment of such amount, plus the $0.5 million premium, prior to December 31, 2002. Management is currently unaware of Cascade's intention with regard to its potential exercise of the Put with respect to the remaining $10 million of notes outstanding.

As of June 30, 2002, Interactive, the parent company, had $0.1 million available under a $10 million short-term line of credit facility, which expires on August 31, 2002. The Company has been negotiating with the lender and expects the facility to be renewed for one year.

Lynch  has  not  paid  any  cash  dividends  on its  common  stock  since  1989.
Interactive does not expect to pay cash dividends on its Common Stock in the foreseeable future. Interactive currently intends to retain its earnings, if any, for use in its business. Future financings may limit or prohibit the payment of dividends.

Interactive has a high degree of financial leverage. As of June 30, 2002, the ratio of total debt to equity was 8.8 to 1. Certain subsidiaries also have high debt to equity ratios. In addition, the debt at subsidiary companies contains restrictions on the amount of readily available funds that can be transferred to the respective parent of the subsidiaries.

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

                                                                                      Payments Due by Period
                                                                                           (In thousands)
                                                                                      Less than
                                                                          Total      1 year   1 - 3 years 4 - 5 years After 5 years
                                                                            -------- -------- ----------- ----------- -------------

Long-term Debt (a) ....................................................  $187,584   $ 21,151  $ 45,647    $ 44,628    $ 76,158

Operating Leases ......................................................     1,306        321       564         321         100
                                                                         --------   --------   --------   --------   ---------

Total Contractual Cash Obligations ....................................  $188,890   $ 21,472   $ 46,211   $ 44,949   $ 76,258
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

The company has certain  financing  commitments  from banks and other  financial
institutions  that  provide  liquidity.   The  following  table  summarizes  the
expiration of these commitments for the periods shown:

                                                                                     Amount of Commitment Expiration
                                                                                                 Per Period
                                                                                              (In thousands)
                                                                       Total
                                                                      Amounts   Less than
Other Commercial Commitments........................................ Committed   1 year   1 - 3 years   4 - 5 years   Over 5 years
                                                                     ---------  --------- -----------   -----------   ------------
Lines of Credit ....................................................  $12,776    $12,776          --            --             --

Standby Letter of Credit ...........................................   10,500     10,500          --            --             --

                                                                      -------   --------  -----------   -----------   ------------

Total Commercial Commitments ......................................   $23,276    $23,276          --            --             --
                                                                      =======   ========  ===========   ===========   ============



The Company has initiated an effort to monetize certain of its assets, including selling a portion or all of certain in vestment and/or certain of its operating entities. These may include minority interest in network affiliated television stations and certain telephone operations where growth opportunities are not readily apparent. There is no assurance that all or any part of this program can be effectuated on acceptable terms. In March 2002, the Company sold its 20.8% interest in the New Mexico cellular property, RSA 1 (North), to Verizon Wireless for $5.6 million and repaid certain outstanding indebtedness to Verizon.

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

Purchase Price Allocation

Interactive's business development strategy is to expand its existing operations through internal growth and acquisition. From 1989 through 2001, the Company has acquired twelve telephone companies. Significant judgments and estimates are required to allocate the purchase price of acquisitions to the fair value of tangible assets acquired and identifiable intangible assets and liabilities assumed. Any excess purchase price over the above fair values is allocated to goodwill. Additional judgments and estimates are required to determine if identified intangible assets have finite or indefinite lives and the period of their lives.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risk relating to changes in the general level of U.S. interest rates. Changes in interest rates affect the amounts of interest earned on the Company's cash and cash equivalents ($34.8 million at June 30, 2002 and $31.2 million at December 31, 2001).

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

At June 30, 2002, approximately $66.9 million, or 33% of the Company's long-term debt and notes payable bears interest at variable rates. Accordingly, the Company's earnings and cash flows are affected by changes in interest rates. Assuming the current level of borrowings for variable rate debt and assuming a one percentage point change in the 2002 average interest rate under these borrowings, it is estimated that the Company's 2002 six-month interest expense would have changed by less than $0.4 million. In the event of an adverse change in interest rates, management would likely take actions to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, the analysis assumes no such actions. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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

The relater in this lawsuit is R.C. Taylor III, an individual who, to the best of our knowledge, has no relationship to any of the Lynch entities and affiliates that have been named parties in this litigation. Indeed at the time of his filings, and to the best of our knowledge, Mr. Taylor was a lawyer at Gardner, Carton & Douglas. Thereafter, we believe he was a lawyer with a Washington, D.C., law firm. We do not know his current status. We issued a press release dealing with this litigation on January 16, 2002.

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

Interactive was formally served with the complaint on July 10, 2002. Interactive has until September 5, 2002, to answer, move to dismiss or otherwise respond to the complaint.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

At the Annual Meeting of Stockholders of the Company held on May 9, 2002, the following persons were elected as Directors with the following votes:

      Name             Votes For   Votes Withheld
      ----             ---------   --------------

Paul J. Evanson ....   2,264,804       9,741
John C. Ferrara ....   2,268,199       6,346
Mario J. Gabelli ...   2,208,401      66,144
Daniel R. Lee ......   2,269,279       5,266
David C. Mitchell ..   2,269,279       5,266
Salvatore Muoio ....   2,268,209       6,336
Ralph R. Papitto ...   2,268,199       6,346
Vincent S. Tese ....   2,269,279       5,266


Also at such Annual Meeting, a proposal to amend the bylaws of the Company to require that the exercise price for all stock options be no less than fair market value of the time of the grant was approved with the following votes:


Number of Votes
---------------
For ...........   2,216,373
Against .......      50,608
Abstaining ....       7,564

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibit 99.1 - Section 906 Certifications.

(b)  None.

                                    SIGNATURE


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         LYNCH INTERACTIVE CORPORATION
                         (Registrant)

                         By: /s/Robert E. Dolan
                         -----------------------------
                         Robert E. Dolan
                         Chief Financial Officer

August 14, 2002