Form 10-Q
period 2002-09-30
LYNCH INTERACTIVE CORP
filed 2002-11-14
CIK 1088771

================================================================================
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        Edgarized from this one 11-13--2
                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002
                               ------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from            to

Commission File No. 1-15097
                    -------

                          LYNCH INTERACTIVE CORPORATION
                          -----------------------------
             (Exact name of Registrant as specified in its charter)



         Delaware                              06-1458056
         --------                              ----------
 State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)             Identification No.)


401 Theodore Fremd Avenue, Rye, New York         10580
----------------------------------------       ----------
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

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practical date.

            Class                              Outstanding at November 1, 2002
            -----                              -------------------------------
Common Stock, $.0001 par value                           2,794,351

================================================================================

                                      INDEX

                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES

PART I.     FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)
         --------------------------------

Condensed Consolidated Balance Sheets:
  -      September 30, 2002
  -      December 31, 2001

Condensed Consolidated Statements of Operations:
  -      Three months ended September 30, 2002 and 2001
  -      Nine months ended September 30, 2002 and 2001

Condensed Consolidated Statements of Cash Flows:
  -      Three months ended September 30, 2002 and 2001
  -      Nine months ended September 30, 2002 and 2001

Notes to Condensed Consolidated Financial Statements

Item 2. Management's  Discussion and Analysis of Financial
        Condition and Results of Operations
        -----------------------------------

Item 3.  Quantitative and Qualitative Disclosure About Market Risk
         ---------------------------------------------------------

Item 4.  Controls and Procedures
         -----------------------

PART II.    OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------


SIGNATURE

CERTIFICATIONS


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIAIRES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)
                                                                                     September 30,     December 31,
                                                                                         2002              2001
                                                                                    ---------------- -----------------
                                                                                      (Unaudited)         (Note)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents .................................................. .        $  25,338    $  23,664
  Restricted cash .............................................................            10,598        7,569
  Receivables, less allowances of $345 and
    $424, respectively ........................................................             9,381        9,963
  Material and supplies .......................................................             3,739        3,373
  Prepaid expenses and other current assets ...................................             2,472        1,757
  Current assets of Morgan Group Holding Co. ...................................
      distributed to shareholders ...............................................              --       12,757
                                                                                         ---------    ---------
TOTAL CURRENT ASSETS ...........................................................           51,528       59,083

PROPERTY, PLANT AND EQUIPMENT:
  Land .........................................................................              840          840
  Buildings and improvements ...................................................           10,952       10,858
  Machinery and equipment ......................................................          190,018      178,110
                                                                                        ---------    ---------
                                                                                          201,810      189,808
  Accumulated Depreciation .....................................................          (85,661)     (74,419)
                                                                                        ---------    ---------
                                                                                          116,149      115,389
GOODWILL .......................................................................           60,889       60,889
OTHER INTANGIBLE ASSETS, NET ...................................................            7,087        7,858
INVESTMENTS IN AND ADVANCES TO AFFILIATED ENTITIES .............................            8,223       14,277
OTHER ASSETS ...................................................................            9,741       11,611
NON CURRENT ASSETS OF MORGAN GROUP HOLDING CO ..................................
      DISTRIBUTED TO SHAREHOLDERS ..............................................               --       10,241
                                                                                        ---------    ---------
TOTAL ASSETS ...................................................................        $ 253,617    $ 279,348
                                                                                        =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable to banks .......................................................        $  10,744    $  10,336
  Trade accounts payable .......................................................              801          921
  Accrued interest payable .....................................................            1,419        1,579
  Accrued liabilities ..........................................................           19,322       15,700
  Current maturities of long-term debt, includes $10,500 of convertible notes
 due 2004, but subject to a put provision (See note G) .........................           26,981       28,126
  Current liabilities of Morgan Group Holding Co. ..............................
   distributed to shareholders .................................................               --       11,281
                                                                                        ---------    ---------
   TOTAL CURRENT LIABILITIES ...................................................           59,267       67,943
   LONG-TERM DEBT ..............................................................          160,632      165,076
   DEFERRED INCOME TAXES .......................................................            5,721        8,515
   OTHER LIABILITIES ...........................................................              752          887
   MINORITY INTERESTS ..........................................................            6,999        6,120
   NON CURRENT LIABILITIES AND MINORITY
   INTERESTS OF MORGAN GROUP HOLDING CO ........................................
   DISTRIBUTED TO SHAREHOLDERS .................................................               --        6,290

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  COMMON STOCK, $0.0001 PAR VALUE-10,000,000
     SHARES AUTHORIZED; 2,824,766 ISSUED; 2,796,251
     and 2,820,051 outstanding .................................................               --           --
  ADDITIONAL PAID-IN CAPITAL ...................................................            21,406       21,406
  RETAINED EARNINGS (DEFICIT) ..................................................              (247)       1,800
  ACCUMULATED OTHER COMPREHENSIVE INCOME .......................................               181        1,542
  TREASURY STOCK, 28,515 and 4,715 shares, at cost .............................            (1,094)        (231)
                                                                                           --------    ---------
  TOTAL SHAREHOLDER'S EQUITY ...................................................            20,246       24,517
                                                                                          ---------    ---------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...................................         $ 253,617    $ 279,348
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

                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
               (In thousands, except per share and share amounts)

                                                                    Three Months Ended          Nine Months Ended
                                                                      September 30,               September 30,
                                                                    2002         2001          2002          2001
                                                                -------------------------------------------------------

SALES AND REVENUES ...........................................   $    22,983    $    23,934    $    65,055    $    58,594

COSTS AND EXPENSES:
Operations, exclusive of depreciation and amortization .......        10,928          9,931         31,687         27,040
Depreciation and amortization ................................         4,857          4,961         14,448         13,177
Selling and administrative ...................................         1,307            677          3,328          2,133
                                                                  ----------    -----------     ----------    -----------
OPERATING PROFIT .............................................         5,891          8,365         15,592         16,244

Other income (expense):
   Gain on sale of cellular partnership ......................          --             --            4,965           --
   Investment income .........................................           162            200          1,394          2,593
   Interest expense ..........................................        (3,240)        (3,865)        (9,911)       (10,697)
   Impairment of investment in Spinnaker Industries, Inc. ....          --           (1,294)          --           (1,294)
   Reserve for impairment of investment in spectrum license
     Holder ..................................................        (5,479)          --           (5,479)          --
   Equity in earnings of affiliated companies, predominantly
     cellular ................................................           429            213            857            582
                                                                   ----------   -----------    -----------    -----------
                                                                      (8,128)        (4,746)        (8,174)        (8,816)
                                                                   ----------   -----------    -----------    -----------
INCOME (LOSS) BEFORE INCOME TAXES, MINORITY INTERESTS AND
OPERATIONS OF MORGAN GROUP HOLDING CO ........................        (2,237)         3,619          7,418          7,428
(Provision) benefit for income taxes .........................           550         (1,649)        (3,233)        (3,554)
Minority Interests ...........................................          (185)          (185)          (879)          (508)
                                                                    ----------  -----------    -----------    -----------
INCOME (LOSS)  FROM CONTINUING OPERATIONS ....................        (1,872)         1,785          3,306          3,366
                                                                    ----------  -----------    -----------    -----------

Income (loss) from operations of Morgan Group Holding Co. ....
distributed to shareholders, net of income taxes of $0, $255,
$0 and $255, respectively and minority interests of $0, $69
$868 and $31, respectively ...................................          --             (190)        (1,888)          (143)
                                                                    ----------  -----------    -----------    -----------
NET INCOME (LOSS) ............................................   $    (1,872)   $     1,595    $     1,418    $     3,223
                                                                   ===========  ===========    ===========    ===========

Basic weighted average shares outstanding ....................     2,799,000      2,822,000      2,809,000      2,822,000
Diluted weighted average shares outstanding - used in earnings per share computation (if the shares to be issued on
conversion of the convertible note were included, fully
diluted shares would be 3,035,000; 3,057,000; 3,044,000; and
3,128,000 respectively) ......................................     2,799,000      2,822,000      2,809,000      2,822,000
BASIC EARNINGS PER SHARE
INCOME (LOSS)  FROM CONTINUING OPERATIONS ....................   $     (0.67)   $      0.63    $      1.18    $      1.19
Loss from operations of Morgan Group Holding Co. .............
  distributed to shareholders ................................          0.00          (0.06)         (0.68)         (0.05)
                                                                 -----------    -----------    -----------    -----------
NET INCOME (LOSS) ............................................   $     (0.67)   $      0.57    $      0.50    $      1.14
                                                                 ===========    ===========    ===========    ===========
DILUTED EARNINGS PER SHARE
INCOME (LOSS) FROM CONTINUING OPERATIONS .....................   $     (0.67)   $      0.63    $      1.18    $      1.19
Loss from operations of Morgan Group Holding Co. .............          0.00          (0.06)         (0.68)         (0.05)
                                                                 -----------    -----------    -----------    -----------
NET INCOME (LOSS) ............................................   $     (0.67)   $      0.57    $      0.50    $      1.14
                                                                 ===========    ===========    ===========    ===========

See accompanying notes.

                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)
                                                                        Three Months Ended       Nine Months Ended
                                                                          September 30,            September 30,
                                                                     ------------------------- -----------------------
                                                                         2002         2001        2002        2001
                                                                     ------------ ----------- ----------- -----------
     OPERATING ACTIVITIES
     Net Income (Loss) ............................................   ($ 1,872)   $  1,595    $  1,418    $  3,223
     Adjustments  to reconcile  net income to net cash  provided by operating activities:
        Depreciation and amortization .............................      4,857       4,961      14,448      13,177
        Net effect of purchases and sales of trading securities ...       --           768        --          (304)
        Deferred Taxes ............................................     (1,863)          0      (1,863)          0
        Equity in earnings of affiliated companies ................       (429)       (213)       (857)       (582)
        Minority interests ........................................        185         185         879         508
        Impairment of investment in Spinnaker Industries, Inc. ....       --         1,294        --         1,294
        Reserve  for  the  impairment  of  investment  in  spectrum
        license holder                                                   5,479        --         5,479        --
        Gain on sale of cellular partnership ......................       --          --        (4,965)       --
        Gain on sale of available for sale securities .............       --          (142)        (24)       (296)
        Non-cash items and assets and operating liabilities
          from operations of Morgan Group Holding Co. .............       --        (1,867)      1,888      (1,057)
          distributed to shareholders
        Changes in operating assets and liabilities:
             Receivables ..........................................       (399)       (581)        656         101
             Accounts payable and accrued liabilities .............      2,085       2,888       3,259         823
             Other ................................................        (81)        711      (1,081)       (516)
                                                                       --------   --------    --------    ---------
     NET CASH PROVIDED BY OPERATING ACTIVITIES ....................      7,962       9,599      19,237      16,371
                                                                       --------    --------   --------    ---------

     INVESTING ACTIVITIES
     Capital expenditures .........................................     (6,580)     (5,427)    (14,374)    (12,982)
     Investment in and advances to affiliated entities ............      2,013           1         101        (185)
     Proceeds from sale of available for sale securities ..........       --           253         398         494
     Proceeds from sale of cellular partnership ...................       --          --         5,570        --
     Acquisition of Central Utah Telephone Company (total
      cost, less debt assumed and cash equivalents acquired) ......       --          --          --        (6,889)
     Investing activities of operations of Morgan Group
       Holding Co. distributed to shareholders ....................       --        (3,582)       --        (3,681)
     Other ........................................................       (127)       (255)       (202)       (377)
                                                                       --------   --------    --------    ---------
     NET CASH USED IN INVESTING ACTIVITIES ........................     (4,694)     (9,010)     (8,507)    (23,620)
                                                                       --------   ---------   ---------   ---------
     FINANCING ACTIVITIES
     Issuance of long term debt ...................................      3,076        (220)      5,041      27,148
     Repayments of long term debt .................................     (3,047)     (2,775)    (10,652)    (21,148)
     Net repayments (borrowings) lines of credit ..................     (2,032)      5,047         408       4,314
     Treasury stock transactions ..................................       (172)         11        (863)         11
     Investment in restricted cash ................................        (46)       --        (3,029)       --
     Financing activities of operations of Morgan Group Holding
       Co. distributed to shareholders ............................       --         3,200        --         3,081
     Other ........................................................       --          --            39        --
                                                                       --------   ---------   --------    --------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
                                                                       (2,221)      5,263      (9,056)      13,406
                                                                      --------    --------    --------    ---------
    Net increase in cash and cash equivalents ....................      1,047       5,852       1,674        6,157
     Cash and cash equivalents at beginning of Period .............     24,291      25,139      23,664      24,834
                                                                      --------    --------    --------    ---------
     CASH AND CASH EQUIVALENTS AT END OF PERIOD ...................   $ 25,338    $ 30,991    $ 25,338    $ 30,991
                                                                      ========    ========    ========    =========

See accompanying notes.


                  LYNCH INTERACTIVE CORPORATION & SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.   Subsidiaries of the Registrant

As of September 30, 2002, the Subsidiaries of the Registrant are as follows:

Subsidiary                                        Owned by Lynch

Brighton Communications Corporation ............     100.0%
  Lynch Telephone Corporation IV ...............     100.0%
    Bretton Woods Telephone Company ............     100.0%
    World Surfer, Inc. .........................     100.0%
  Lynch Broadband Corporation ..................     100.0%
  Lynch Telephone Corporation VI ...............      98.0%
    JBN Telephone Company, Inc. ................      98.0%
      JBN Finance Corporation ..................      98.0%
      CLR Video, L.L.C .........................      98.0%
    Giant Communications, Inc. .................     100.0%
    Lynch Telephone Corporation VII ............     100.0%
      USTC Kansas, Inc. ........................     100.0%
       Haviland Telephone Company, Inc. ........     100.0%
        Haviland Finance Corporation ...........     100.0%
  DFT Communications Corporation ...............     100.0%
     DFT Telephone Holding Company, L.L.C ......     100.0%
    Dunkirk & Fredonia Telephone Company .......     100.0%
      Cassadaga Telephone Company ..............     100.0%
        Macom, Inc. ............................     100.0%
      Comantel, Inc. ...........................     100.0%
        Erie Shore Communications, Inc. ........     100.0%
        D&F Cellular Telephone, Inc. ...........     100.0%
    DFT Long Distance Corporation ..............     100.0%
    DFT Local Service Corporation ..............     100.0%
    DFT Security Services, Inc. ................     100.0%
  LMT Holding Corporation ......................     100.0%
    Lynch Michigan Telephone Holding Corporation     100.0%
        Upper Peninsula Telephone Company ......     100.0%
        Alpha Enterprises Limited ..............     100.0%
          Upper Peninsula Cellular North, Inc. .     100.0%
          Upper Peninsula Cellular South, Inc. .     100.0%

  Lynch Telephone Corporation IX ...............     100.0%
    Central Scott Telephone Company ............     100.0%
        CST Communications Inc. ................     100.0%
  Global Television, Inc. ......................     100.0%
  Inter-Community Acquisition Corporation ......     100.0%

  Lynch Telephone Corporation X ................     100.0%
     Central Utah Telephone, Inc. ..............     100.0%
     Central Telecom Services, LLC .............     100.0%
        Cache Valley Wireless, LC ..............     100.0%

Subsidiary
                                            Owned by Lynch

  Lynch Entertainment, LLC .................     100.0%
  Lynch Entertainment Corporation II .......     100.0%

  Lynch Multimedia Corporation .............     100.0%

  Lynch Paging Corporation .................     100.0%

Lynch PCS Communications Corporation .......     100.0%
  Lynch PCS Corporation A ..................     100.0%
  Lynch PCS Corporation F ..................     100.0%
  Lynch PCS Corporation G ..................     100.0%
  Lynch PCS Corporation H ..................     100.0%

Lynch Telephone Corporation ................      83.1%
  Western New Mexico Telephone Company, Inc.      83.1%
  Interactive Networks Corporation .........      83.1%
  WNM Communications Corporation ...........      83.1%
  WNM Interactive, L.L.C ...................      83.1%
  Wescel Cellular, Inc. ....................      83.1%
    Wescel Cellular of New Mexico, L.P. ....      42.4%
  Wescel Cellular, Inc. II .................      83.1%
      Enchantment Cable Corporation ........      83.1%
Lynch Telephone II, LLC ....................     100.0%
  Inter-Community Telephone Company, LLC ...     100.0%
  Valley Communications, Inc. ..............     100.0%
Lynch Telephone Corporation III ............      81.0%
  Cuba City Telephone Exchange Company .....      81.0%
  Belmont Telephone Company ................      81.0%

B.   Basis of Presentation

The Company consolidates the operating results of its telephone and cable television subsidiaries (81-100% owned at September 30, 2002 and December 31,
2001). All material intercompany transactions and balances have been eliminated. Investments in affiliates in which the Company does not have a majority voting control are accounted for in accordance with the equity method. The Company accounts for the following affiliated companies on the equity basis of accounting: Coronet Communications Company (20% owned at September 30, 2002 and December 31, 2001), Capital Communications Company, Inc. (49% owned at September 30, 2002 and December 31, 2001) and the cellular partnership operations in New Mexico (17% to 21% owned at September 30, 2002 and December 31, 2001).

On January 24, 2002, Interactive spun off its interest in The Morgan Group, Inc. ("Morgan"), its only services subsidiary, via a tax-free dividend to its shareholders of the stock of Morgan Group Holding Co., a corporation that was formed to serve as a holding company for Interactive's controlling interest in Morgan. Morgan Group Holding Co. is now a public company. Accordingly, the amounts for Morgan are reflected on a one-line basis in the condensed consolidated financial statements as of December 31, 2001 and for the three and nine months ended September 30, 2002 and 2001, as amounts "distributed to shareholders."

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Articles 10 and 11 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Certain 2001 amounts have been reclassified to conform to the 2002 presentation.

C.   Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Statement 141 required that the purchase method of accounting be used for all business combinations initiated after September 30, 2001. Statement 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. Statement 142 prohibits the amortization of goodwill and assets with indefinite lives. Statement 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives.

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

The application of the non-amortization provisions of Statement No. 142 has increased net income in the third quarter of 2002 by approximately $0.6 million ($0.22 per basic share) whereas the similar amortization charge for the quarter in 2001 was approximately $0.7 million ($0.23 per basic share). For the nine months ended September 30, 2002 and 2001, the amounts were $1.9 million, or $0.68 in basic earning per share, and $1.7 million, or $0.61 in basic earning per share, respectively.

The following table discloses what the effects of the non-amortization of goodwill and indefinite lived intangible assets would be for income and per share amounts for the periods displayed:

                                                 Three Months Ended     Nine Months Ended
                                                    September 30,         September 30,
                                                    2002       2001      2002     2001
                                                 ------------------------------- --------
As reported:                                           (000s)               (000s)
    Income (loss) from continuing operations .   $ (1,872)   $ 1,785    $3,306   $ 3,366
     (Loss) from operations of Morgan ........       --         (190)   (1,888)     (143)
                                                 --------    -------    ------   -------
    Net Income (loss) ........................   $ (1,872)   $ 1,595    $1,418   $ 3,223
                                                 ========    =======    ======   =======
Adjustment from non-amortization
    Continuing operations net of income taxes
    of $0, $74, $0, $221 and minority interest
    of $0, $15, $0, $31, respectively ........       --      $   678      --     $ 1,719
    Operations of Morgan, net of minority
       interests and income taxes ............       --      $    73      --     $   214

As adjusted:
    Income (loss) from continuing operations .   $ (1,872)   $ 2,463    $3,306   $ 5,085
    Income (loss) from operations of Morgan ..       --         (117)   (1,888)       71
                                                 --------    -------    ------   -------
    Net income ...............................   $ (1,872)   $ 2,346    $1,418   $ 5,156
                                                 ========    =======    ======   =======

Basic earnings per share
    Income (loss) from continuing operations .   $  (0.67)   $  0.87    $ 1.18   $  1.80
    Income (loss) from operations of Morgan ..       --        (0.04)    (0.68)     0.03
                                                 --------    -------    ------   -------
    Net Income (loss) ........................   $  (0.67)   $  0.83    $ 0.50   $  1.83
                                                 ========    =======    ======   =======
Diluted earnings per share
    Income (loss) from continuing operations .   $  (0.67)   $  0.87    $ 1.18   $  1.80
    Income (loss) from operations of Morgan ..       --        (0.04)    (0.68)     0.03
                                                 --------    -------    ------   -------
    Net income (loss) ........................   $  (0.67)   $  0.83    $ 0.50   $  1.83
                                                 ========    =======    ======   =======


The following tables display the details of goodwill and intangible assets as of the dates shown.

                                                                        (000s)
                                                 September 30, 2002               December 31, 2001
                                              --------------------------------------------------------
                                                                Accumulated                    Accumulated
Intangible assets subject to amortization:     Assets          Amortization     Assets         Amortization
                                              ----------------- ---------------- -------------- -----------
Subscriber lists ......................       $7,629               $2,192       $7,194           $  986

                                            2002     2001
                                            ----     ----

Total amortization expense for
  the three months ended September 30 .   $  422   $  764
                                           ======   ======
Total amortization expense for the nine
  months  ended September 30 ..........   $1,206   $1,991
                                           ======   ======


                                               2003      2004     2005      2006      2007
                                          ---------------------------------------------------
Estimated aggregate amortization
expense by year .........................   $ 1,691    $ 1,580   $   275   $   213   $   213

                                                     September 30,  December 31,
                                                         2002         2001
                                                       -------       -------

Intangible assets not subject to amortization:
    Goodwill ..................................       $60,889        $60,889
    Cellular licenses .........................         1,650          1,650

In October 2001, the FASB issued Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, effective for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, and provide a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of FASB Statement No. 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The new rules also will supersede the provisions of APB Opinion 30 with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the periods in which the losses are incurred (rather than as of the measurement date as presently required by APB 30). In addition, more dispositions will qualify for discontinued operations treatment in the income statement. The Company has determined that there is no effect of FASB Statement No. 144 on the earnings and financial position of the Company.

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

                                     Nine Months
                                       Ended
                                    September 30,
                                        2001
                                  ----------------
Sales and revenues ..............   $   62,321
Income from continuing operations        3,511
Basic earnings per share ........         1.24
Diluted earnings per share ......         1.24

In March 2002, the Company sold its 20.8% interest in the New Mexico cellular partnership, RSA #1B, to Verizon Wireless for $5.6 million ($5 million pre-tax gain) and repaid $2.6 million of outstanding indebtedness to Verizon.

E.   Sunshine PCS Corporation

In October 2002, the Company agreed to restructure it's investment in Sunshine PCS Corporation ("Sunshine") by exchanging $18.5 million of the subordinate notes receivable from Sunshine for two separate classes of preferred stock of Sunshine, one with a liquidation value of $12.5 million and a second with a liquidation value of $2.0 million. The second class of preferred stock will be convertible into Sunshine's Class A Common Stock at $1.00 per share. As the book value of the Company's investment in Sunshine, including the subordinate notes, is $3.0 million no profit or loss was recorded as a result of this exchange.

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

F.   Investment in Spectrum Holders

The Company has made loans to and has investments in PTPMS Communications, LLC II, totaling $6.1 million. PTPMS II acquired wireless spectrum in an auction conducted by the Federal Communications Commission in 2000 called the 700 MHz Guard Band Auction. In a recently conducted FCC auction for similar spectrum, which ended on September 18, 2002 , the Lower 700 MHz Band Auction, the price per MHz of population was materially lower than the price paid by PTPMS II in 2000. Accordingly, during the third quarter of 2002, Interactive provided a reserve for impairment for its investment in PTPMS II of $5.5 million, resulting in a net book value, at September 30, 2002, of $0.7 million.

In addition the Company has an investment in separate affiliates who acquired wireless spectrum in a different auction in 2000, the 39 GHz Auction. The Company's loans to investment in this affiliate is $1.5 million. While trading in the public markets for companies that own and operate wireless Spectrum has declined substantially since the end of these Auctions, there is no indication that the value of this Spectrum has declined due in part, to the limited trading of these licenses. The Company will closely monitor the results of future auctions and non auction sales and will provide a reserve for impairment should the results warrant.

During the quarter ended September 30, 2002, the Company, through a wholly-owned subsidiary, participated in an auction for wireless spectrum, the above noted Lower 700 MHz Band Auction. The Company was high bidder for licenses with a total cost of $1.1 million. The Company has on deposit $0.2 million for these licenses and will be required to pay the remainder when the FCC issues the licenses which should occur in 2002 or early 2003.

G    Spin-off of Morgan

On January 24, 2002, Interactive spun off its interest in The Morgan Group, Inc., its only services subsidiary, via a tax-free dividend to its shareholders of the stock of Morgan Group Holding Co., a corporation that was formed to serve as a holding company for Interactive's controlling interest in The Morgan Group, Inc. Morgan Group Holding Co. is now a public company. Morgan's revenues were $46.4 million ($5.4 million to date of spin-off) in the first nine months of 2002 and $81.7 million in the first nine months of 2001. The net assets of Morgan distributed at the spin-off were approximately $3.5 million.

Accordingly, prior period financial statements have been restated to reflect the amounts for Morgan on a one-line basis as "distributed to shareholders."

The report of Ernst & Young LLP, Morgan's independent auditors at the time, with respect to its financial statements as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001 contained an explanatory paragraph which expresses substantial doubt as to Morgan's ability to continue as a going concern.

On October 18, 2002, Morgan and two of its operating subsidiaries filed voluntary petitions under Chapter11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Indiana, South Bend Division, for the purpose of conducting an orderly liquidation of its assets.

H.   Indebtedness

The parent company maintains a short-term line of credit facility totaling $10.0 million. Borrowings under this facility were $7.9 million and $7.6 million at September 30, 2002 and December 31, 2001, respectively. This facility will expire on August 31, 2003. Long-term debt consists of (all interest rates are at September 30, 2002):


                                                                                   September 30,
                                                                                       2002            December 31,
                                                                                    (Unaudited)            2001
                                                                                 ------------------   ---------------
                                                                                              (In thousands)
Rural Electrification  Administration (REA) and Rural Telephone Bank (RTB) notes payable  through  2027 at fixed  interest  rates  ranging  from 2% to 7.5%(5%
weighted  average at September 30, 2002), secured by assets of the  telephone

companies of $152.8 million ....................................................   $  57,379            $  55,499
Bank Credit  facilities  utilized by certain  telephone  and  telephone  holding companies  through 2016,  $31.2 million at fixed interest  rates  averaging 7.9%
and $50.8 million at variable interest rates averaging 4.8%  ...................      82,007               87,127

Unsecured  notes issued in connection with  acquisitions  through 2006, at fixed
interest rates of 10.0% ........................................................      34,903               34,512

Convertible  subordinated  note due in December 2004 at a fixed interest rate of
6%..............................................................................      10,000               10,000
Other ..........................................................................       3,324                6,064
                                                                                   ---------            ---------
                                                                                     187,613              193,202
Current maturities .............................................................     (26,981)             (28,126)
                                                                                   ---------            ---------
                                                                                   $ 160,632            $ 165,076
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

In order to induce the Chairman to grant the Put, the Company entered into an agreement in December 2000 with its Chairman whereby it agreed (i) to pay for and acquire, on the same terms and conditions, any portion of the note sold by Cascade under the Put, (ii) to reimburse the Chairman for the costs for extending and maintaining the letter of credit and (iii) to pay the Chairman or his assigns a collateral maintenance fee of 10% per annum for any collateral provided by them.

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

The balance of the convertible subordinated note is classified as current at September 30, 2002, and December 31, 2001, as the holder has the ability to demand payment of such amount, plus the $0.5 million premium, prior to December 31, 2002. It is Management's belief that the Put will be exercised with respect to the remaining $10 million of notes outstanding prior to December 31, 2002.

I.   Comprehensive Income

Balances of accumulated other comprehensive income, net of tax, which consists of unrealized gains (losses) on available for sale of securities, at September 30, 2002 and December 31, 2001 are as follows (in thousands):

                                  Unrealized
                                  Gain (Loss) Tax Effect   Net
                                  ----------- ---------- -------
Balance at December 31, 2001 ...   $ 2,599    $(1,057)   $ 1,542
Reclassification adjustment ....      (374)       146       (228)
Current period unrealized losses    (1,918)       785     (1,133)
                                   -------    -------    -------
Balance at September 30, 2002      $   307    $  (126)   $   181
                                   =======    =======    =======

The comprehensive income (loss), for the three and nine month periods ended September 30, 2002 and 2001 are as follows (in thousands):

                                                                               Three Months Ended
                                                                                  September 30,
                                                                             ---------------------
                                                                              2002        2001
                                                                             ---------------------

Net income (loss) for the period .........................................      $(1,872)   $ 1,595
Reclassification adjustment-net of income tax benefit of $326 ............         --         (449)
Unrealized gains (losses) on available for sale securities - net of income
tax (provision) (benefit) of $206 and $(498), respectively ...............         (286)       685
                                                                                -------    -------
  Comprehensive income (loss) ............................................      $(2,158)   $ 1,831
                                                                                =======    =======

                                                                               Nine Months Ended
                                                                                September 30,
                                                                              2002         2001
                                                                             ---------------------

Net income for the period ...................................................   $ 1,418    $ 3,223
Reclassification  adjustment-net  of income tax  benefit of $146 and $1,099,
respectively ................................................................      (228)    (1,514)
Unrealized  gains  (losses) on available for sale  securities - net of income
tax (provision) benefit of $785 and $462, respectively ......................    (1,133)       633
                                                                                -------    -------
  Comprehensive income ......................................................   $    57    $ 2,342
                                                                                =======    =======

J.       Earnings per share

The following table set forth the computation of basic and diluted earnings per share for the periods indicated: During the nine months ended September 30, 2002, the Company purchased 23,800 shares of its common stock for treasury. Subsequent to September 30, 2002, the Company purchased an additional 1,900 shares of Treasury stock.

                                                   Three Months Ended             Nine Months Ended
                                                     September 30,                  September 30,
                                                 2002           2001           2002            2001
                                              --------------- ------------- --------------- ---------------
Basic earnings per share
Numerator:
      Net Income (Loss) ....................   $(1,872,000)   $ 1,595,000   $ 1,418,000   $ 3,223,000
Denominator:
      Weighted average shares outstanding ..     2,799,000      2,822,000     2,809,000     2,822,000
Earnings per share:
      Net income (loss) ....................     $ ( 0.67)    $      0.57   $      0.50   $      1.14
                                               ===========    ===========   ===========   ===========

Diluted earnings per share
Numerator:
     Net Income (loss) .....................   $(1,872,000)   $ 1,595,000   $ 1,418,000   $ 3,223,000
     Interest saved on assumed conversion of
        convertible  notes - net of tax ....          --             --            --            --
                                               -----------    -----------   -----------   -----------

     Net Income (Loss) .....................   $(1,872,000)   $ 1,595,000   $ 1,418,000   $ 3,223,000
                                               -----------    -----------   -----------   -----------

Denominator:
      Weighted average shares outstanding ..     2,799,000      2,822,000     2,809,000     2,822,000
      Shares issued on assumed conversion of
         convertible note ..................          --             --            --            --
                                               -----------    -----------   -----------   -----------
      Weighted average shares and share
         equivalents .......................     2,799,000      2,822,000     2,809,000     2,822,000
                                               -----------    -----------   -----------   -----------

Earnings per share:
      Net income (loss) ....................   $     (0.67)   $      0.57   $      0.50   $      1.14
                                               ===========    ===========   ===========   ===========

For all periods presented, the 235,294 shares to be issued on conversion of the Company's convertible note (see note H) have been excluded because their inclusion would be anti-dilutive.

K.   Segment Information

As a result of the decision to spin-off its investment in Morgan (see Note G), the Company is engaged in one business segment: multimedia. All businesses are located domestically, and substantially all revenues are domestic. The Company's operations include local telephone companies, a cable TV company, investment in PCS entities and investment in two network-affiliated television stations. The Company's primary operations are located in the states of Iowa, Kansas, Michigan, New Hampshire, New Mexico, New York, North Dakota, Utah and Wisconsin. 75% of the Company's telephone customers are residential. The remaining customers are businesses.

EBITDA (before corporate allocation) for operating segments is equal to operating profit before interest, taxes, depreciation, amortization and allocated corporate expenses. EBITDA is presented because it is a widely accepted financial indicator of value and ability to incur and service debt. Management uses EBITDA to evaluate the operating performance of the Company's operations. EBITDA is not a substitute for operating income or cash flows from operating activities in accordance with generally accepted accounting principles.

Operating profit (loss) is equal to revenues less operating expenses, including unallocated general corporate expenses and excluding, interest and income taxes. The Registrant allocates a portion of its general corporate expenses to its operating segment. Such allocation was $327,000 and $301,000 for the three months ended September 30, 2002 and 2001, respectively and $982,000 and $903,000 for the nine months ended September 30, 2002 and 2001, respectively.

                                                         Three Months Ended             Nine Months Ended
                                                           September 30,                  September 30,
                                                        2002           2001            2002          2001
                                                   ------------------------------- -----------------------------
                                                             Unaudited
                                                                          (In thousands)

Sales and revenues: ..............................   $ 22,983    $ 23,934            $ 65,055    $ 58,594
                                                     ========    ========            ========    ========

EBITDA (before corporate allocation):
  Operations .....................................   $ 11,579    $ 13,950            $ 32,316    $ 31,620
  Corporate expenses, gross ......................       (831)       (624)             (2,276)     (2,199)
                                                     --------    --------            --------    --------
  Combined total .................................   $ 10,748    $ 13,326            $ 30,040    $ 29,421
                                                     ========    ========            ========    ========

Operating profit:
  Operations .....................................   $  6,429    $  8,657            $ 16,928    $ 17,439
  Corporate expenses, net ........................       (538)       (292)             (1,336)     (1,195)
                                                     --------    --------            --------    --------
  Combined total .................................   $  5,891    $  8,365            $ 15,592    $ 16,244
                                                     ========    ========            ========    ========

Operating profit .................................   $  5,891    $  8,365            $ 15,592    $ 16,244
  Other income (expense):
  Gain on sale of cellular partnership ...........       --          --                 4,965        --
  Investment income ..............................        162         200               1,394       2,593
  Interest expense ...............................     (3,240)     (3,865)             (9,911)    (10,697)
  Impairment of investment in Spinnaker
  Industries, Inc. ...............................       --        (1,294)               --        (1,294)
  Reserve for impairment of investment in Spectrum
  license holder .................................     (5,479)       --                (5,479)       --
  Equity in earnings of affiliated companies,
  predominantly cellular operations ..............        429         213                 857         582
                                                     --------    --------            --------    --------
Income  (loss) before income taxes, minority
interests  and  operations of Morgan Group Holding
Co. distributed to shareholders ..................   ($ 2,237)   $  3,619            $  7,418    $  7,428
                                                      ========    ========           ========    ========

L.   Litigation

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

The relator in this lawsuit is R.C. Taylor III, an individual who, to the best of our knowledge, has no relationship to any of the Lynch entities and affiliates that have been named parties in this litigation. Indeed at the time of his filings, and to the best of our knowledge, Mr. Taylor was a lawyer at Gardner, Carton & Douglas.

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

Interactive  was  formally  served  with  the  complaint  on July 10,  2002.  On
September 19, 2002, Interactive filed two motions with the United States District Court for the District of Columbia: a motion to dismiss the lawsuit and a motion to transfer the action to the Southern District of New York. The relator has until November 25, 2002, to respond to Interactive's motions.

M.   Write-off of Uncollectible Receivables

During the nine months ended September 30, 2002, the Company wrote off $0.9 million of receivables, classified as a "Selling and Administrative Expenses", relating to the bankruptcy of MCI/Worldcom and Global Crossing, $0.2 million of which was written off during the three months ended September 30, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Sales And Revenues

Revenues for the three months ended September 30, 2002 decreased by $1.0 million to $23.0 million from the third quarter of 2001. During the third quarter of 2001, Interactive recorded a $2.8 million contingent administrative fee for services it had previously performed in an auction for wireless spectrum. Interactive sporadically has recorded this type of fee over the years. Apart from this variance, revenues increased by $1.8 million, attributable to higher regulated telephone service, including regulatory true -ups, and the provision of non-traditional telephone services such as: Internet, long distance service and local exchange carrier service. The acquisition of American Alarm Company, which occurred on November 30, 2001 contributed $0.8 million in revenues to the current year's quarter.

For the nine months ended September 30, 2002, revenues were $65.1 million, an increase of $6.5 million from the $58.6 million recorded in the first nine months of 2001. The acquisition of Central Utah Telephone, Inc. and its subsidiaries, and Central Telecom Services, L.L.C., a related entity, which were acquired on June 22, 2001, contributed $5.2 million to the increase and the acquisition of American Alarm added $2.2 million to the increase. Offsetting these increases the absence of an administration fee in 2002, decreased current years revenues from the prior years period. In addition, as a result of certain regulatory initiatives in some of the states in which our companies operate, it is possible that revenues at certain telecommunication operations may be reduced in the near future.

Operating Profit

Operating profit for the three months ended September 30, 2002 decreased by $2.5 million to $5.9 million from the third quarter of 2001. The administration fee of $2.8 million was the major cause of the variance. The acquisition of American Alarm reduced operating profit by $0.2 million during the quarter due to the amortization of customer contracts of $0.4 million recorded during the quarter. The absence of $0.6 million of amortization expense as a result of the implementation of SFAS 142 improved the quarter's results. Also, during the quarter the Company recorded $0.2 million in allowance for doubtful accounts associated with the recent bankruptcy of MCI/Worldcom. The bankruptcy filings may adversely impact the interstate revenues pools administered by the National Exchange Carrier Association ("NECA") of which all of the Company's telephone operating subsidiaries participate. If the Company's access settlements from NECA are reduced, the Company's operating results in the remainder of 2002 could be materially affected.

For the nine months ended September 30, 2002, operating profits decreased by $0.7 million to $15.6 million, also reflecting the absence of the administrative fee of $2.8 million in 2002. The Central Utah acquisition increased operating profit by $1.7 million. American Alarm reduced operating profit by $0.2 million, due to the amortization of customer contracts of $1.1 million and the non-amortization of goodwill added $2.0 million of operating profit in comparison to the previous year. The recording of $0.9 million of write-offs of receivables also affected the nine month activity.

Other Income (Expense)

The Company has made loans to and has investments in PTPMS Communications, LLC II, totaling $6.1 million. PTPMS II acquired wireless spectrum in an auction conducted by the Federal Communications Commission in 2000 called the 700 MHz Guard Band Auction. In a recently conducted FCC auction for similar spectrum, which ended on September 18, 2002 , the Lower 700 MHz Band Auction, the price per MHz of population was materially lower than the price paid by PTPMS II in 2000. Accordingly, during the third quarter of 2002, Interactive provided a reserve for impairment for its investment in PTPMS II of $5.5 million, resulting in a net book value, at September 30, 2002, of $0.7 million.

In addition the Company has an investment in separate affiliates who acquired wireless spectrum in a different auction in 2000, the 39 GHz Auction. The Company's loans to investment in this affiliate is $1.5 million. While trading in the public markets for companies that own and operate wireless spectrum has declined substantially since the end of these Auctions, there is no indication that the value of this spectrum has declined due in part, to the limited trading of these licenses. The Company will closely monitor the results of future auctions and non auction sales and will provide a reserve for impairment should the results warrant.

For the three months ended September 30, 2002 investment income was down slightly from the previous year due to lower treasury rates. For the nine months ended September 30, 2002, investment income decreased by $1.2 million from the prior year period primarily due to the unrealized gains recorded in 2001 in connection with Tremont Advisers, Inc. All of the Company's interest in Tremont was sold in October 2001. Offsetting these 2001 gains, there was higher dividend income on the Company's ownership of bank stocks in 2002.

During the first quarter, the Company sold its interest in a cellular partnership in New Mexico (RSA 1 (North) ) for $5.6 million resulting in a pre-tax gain of $5.0 million.

Interest expense decreased by $0.6 million in the third quarter due primarily to reduced interest rates, lower levels of borrowings and the absence, in 2002, of a collateral fee associated with a Put on the Company's convertible debt outstanding. Interest expense decreased by $0.8 million for the nine months ended September 30, 2002, for essentially the same reasons as the quarter, but these reductions were offset by increased interest expense associated debt incurred for the acquisitions of Central Utah and American Alarm.

Income Tax Provision

The income tax provision includes federal as well as state and local taxes. The tax provision for the nine months ended September 30, 2002 and 2001, represent effective tax rates of 43.6% and 47.8%, respectively. The causes of the difference from the federal statutory rate are principally the effect of state income taxes, including the effect of earnings and losses attributable to different state jurisdictions, and the amortization of non-deductible goodwill in 2001.

Minority Interests

Minority interests decreased earnings by $185,000 for the three months ended September 30, 2002 and $185,000 a year earlier as increased minority interests on earnings of telephone operations was offset by minority interest in losses associated with American Alarm.

For the nine months ended September 30, 2002, minority interest decreased earnings by $0.9 million versus $0.5 million for the period last year. The Change was principally due to minority interest associated with the gain from the sale of RSA 1 (North) in New Mexico.

Net Income (Loss)

The Company recorded a loss from continuing operations for the three months ended September 30, 2002 of $1.9 million, $0.67 per share (basic and diluted), for the third quarter of 2002 compared to income from continuing operations for the same period last year of $1.8 million, or $0.63 per share (basic and diluted). The reserve for impairment of PCS license holder was the primary cause of the loss in 2002.

For the nine months ended September 30, 2002 income from continuing operations was $3.3 million, or $1.18 per share (basic and diluted), as compared to income from continuing operations in 2001 of $3.4 million, or $1.19 per share (basic and diluted). Factors contributing to this increase were: the gain from the sale of RSA 1 (North) in New Mexico, ($2.5 million, after tax and minority interests effects) offset by the reserve for impairment of wireless spectrum license holder ($3.6 million, after tax effects).

Net loss for the three months ended September 30, 2002 was $1.9 million or $0.67 per share (basic and diluted) as compared to net income of $1.6 million, or $0.57 per share (basic and diluted), in the previous years' three-month period. For the nine months ended September 30, 2002 net income was $1.4 million or $0.50 per share (basic and diluted), as compared to $3.2 million or $1.14 per (basic and diluted) share in the previous year. In addition to the factors influencing the change in income from continuing operations, the operating result of Morgan impacted the net income results.

Morgan Spin-Off

On January 24, 2002, Interactive spun off its investment in The Morgan Group, Inc. ("Morgan"), its only services subsidiary, via a tax-free dividend to its shareholders of the stock of Morgan Group Holding Co., a corporation that was formed to serve as a holding company for Interactive's controlling interest in Morgan. Morgan Group Holding Co. is now a public company. The Company retains 234,294 shares of Morgan Group Holding Co. in escrow to be provided to the holder(s) of the Company's convertible notes at the time of the conversion. Accordingly, the amounts for Morgan are reflected on a one-line basis in the condensed financial statements as of December 31, 2001, and for the periods ended September 30, 2002 and 2001 as "distributed to shareholders."

FINANCIAL CONDITION

Liquidity/Capital Resources

As of September 30, 2002, the Company had current assets of $51.6 million and current liabilities of $59.3 million. Working capital deficiency was therefore $7.7 million as compared to $10.3 million at December 31, 2001, net of Morgan amounts.

For the nine months, capital expenditures were $14.4 million in 2002 versus $13.0 million in 2001.

At September 30, 2002, total debt was $198.4 million, which was $5.2 million lower than the $203.5 million at the end of 2001. At September 30, 2002, there was $134.7 million of fixed interest rate debt averaging 7.0% and $63.7 million of variable interest rate debt averaging 4.9%. Debt at year-end 2001 included $137.1 million of fixed interest rate debt, at an average interest rate of 7.0%, and $66.4 million of variable interest rate debt, at an average interest rate of 4.8%.

Cascade  Investment,  LLC has the  right to elect  to sell the  outstanding  $10 million in principal amount of the Company's 6% convertible notes to the Company's Chairman between November 15 and December 1, 2002 (the "Put"). In order to induce the Chairman to grant the Put, Company entered into an agreement in December 2000 with its Chairman whereby it agreed to pay for and acquire, on the same terms and conditions, any portion of the note sold by Cascade under the Put. Based on recent communications between Cascade and the Company's Chairman, the Company expects Cascade to exercise the Put. The Put is at 105% of principal amount sold plus accrued and unpaid interest and, accordingly, the Company expects to reacquire the outstanding notes for approximately $10.5 million in December 2002.

As of September 30, 2002, Interactive, the parent company, had $2.1 million available under a $10 million short-term line of credit facility, which expires on August 31, 2003.

Lynch  has  not  paid  any  cash  dividends  on its  common  stock  since  1989.
Interactive does not expect to pay cash dividends on its Common Stock in the foreseeable future. Interactive currently intends to retain its earnings, if any, for use in its business. Future financings may limit or prohibit the payment of dividends.

During the quarter ended September 30, 2002, the Company, through a wholly-owned subsidiary, participated in an auction for wireless spectrum, the Lower 700 MHz Band Auction. The Company was high bidder for licenses with a total cost of $1.1 million. The Company has on deposit $0.2 million for these licenses and will be required to pay the remainder when the FCC issues the licenses which should occur in 2002 or late 2003.

Interactive has a high degree of financial leverage. As of September 30, 2002, the ratio of total debt to equity was 9.8 to 1. Certain subsidiaries also have high debt to equity ratios. In addition, the debt at subsidiary companies contains restrictions on the amount of readily available funds that can be transferred to the respective parent of the subsidiaries.

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

                                                                       Payments Due by Period
                                                                           (In thousands)
                                                               Less than
                                      Total       1 year (b)   2 - 3 years  4 - 5 years    After 5 years
                                     -------------------------------------------------------------------

Long-term Debt (a) ...............   $187,613      $ 26,981    $ 45,564     $ 48,609       $ 66,459

Operating Leases .................      1,306           321        564           321            100

                                     --------      --------   --------      --------       --------

Total Contractual Cash Obligations   $188,919      $ 27,302    $ 46,128     $ 48,930       $ 66,559
                                     ========      ========    ========     ========       ========

(a)  Does not  include  interest  payments on debt

(b)  Includes  $10 million of
     convertible subordinated debt due in 2004, that has a put option that if exercised, as management currently expects would accelerate the debt to the last quarter of 2002.

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

                                                                   Amount of Commitment Expiration
                                                                             Per Period
                                                                           (In thousands)

                                 Total
                                 Amounts  Less than
Other Commercial Commitments    Committed  1 year    1 - 3 years    4 - 5 years    Over 5 years
                               ------------------------------------------------------------------

Lines of Credit ............     $10,744   $10,744        -             -                 -
Standby Letter of Credit ...      10,500    10,500        -             -                 -
                                 -------   -------     -------        -------         -------

Total Commercial Commitments     $21,244   $21,244        -             -                 -
                                 =======   =======    ========        ========        ========

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risk relating to changes in the general level of U.S. interest rates. Changes in interest rates affect the amounts of interest earned on the Company's cash and cash equivalents ($35.9 million at September 30, 2002 and $31.2 million at December 31, 2001).

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

At September 30, 2002, approximately $63.7 million, or 32% of the Company's long-term debt and notes payable bears interest at variable rates. Accordingly, the Company's earnings and cash flows are affected by changes in interest rates. Assuming the current level of borrowings for variable rate debt and assuming a one percentage point change in the 2002 average interest rate under these borrowings, it is estimated that the Company's 2002 nine-month interest expense would have changed by less than $0.4 million. In the event of an adverse change in interest rates, management would likely take actions to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, the analysis assumes no such actions. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

Item 4. Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.

     Our chief executive officer and chief financial officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934 (the "Act")) as of a date within 90 days of the filing date of this quarterly report (Evaluation Date). They have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed by the Company in the reports that if files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b)  Changes in internal controls.

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses in these controls requiring corrective actions.

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

The relator in this lawsuit is R.C. Taylor III, an individual who, to the best of our knowledge, has no relationship to any of the Lynch entities and affiliates that have been named parties in this litigation. Indeed at the time of his filings, and to the best of our knowledge, Mr. Taylor was a lawyer at Gardner, Carton & Douglas. Thereafter, we believe he was a lawyer with a Washington, D.C., law firm. We do not know his current status. We issued a press release dealing with this litigation on January 16, 2002.

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

Interactive  was  formally  served  with  the  complaint  on July 10,  2002.  On
September 19, 2002, Interactive filed two motions with the United States District Court for the District of Columbia: a motion to dismiss the lawsuit and a motion to transfer the action to the Southern District of New York. The relator has until November 25, 2002, to respond to Interactive's motions.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibit  99.1 - Chief  Executive  Officer  Section 906  Certification.
          Exhibit 99.2 - Chief Financial Officer Section 906 Certification.

     (b)  None.

                                    SIGNATURE


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     LYNCH INTERACTIVE CORPORATION
                                     (Registrant)

                                     By: /s/Robert E. Dolan
                                         -------------------
                                         Robert E. Dolan
                                         Chief Financial Officer

November 14, 2002

                                 CERTIFICATIONS

I, Mario J. Gabelli, the Chief Executive Officer of the Registrant, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Lynch Interactive Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

     4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                         /s/ Mario J. Gabelli
                                         --------------------
                                         Mario J. Gabelli
                                         Chief Executive Officer of
                                         Lynch Interactive Corporation

November 14, 2002

     I, Robert E. Dolan, the Chief Financial Officer of the Registrant, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Lynch Interactive Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

     4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                         /s/ Robert E. Dolan
                                         -------------------
                                        Robert E. Dolan
                                        Chief Financial Officer of
                                        Lynch Interactive Corporation
November 14, 2002