Form 10-K
period 2002-12-31
LYNCH INTERACTIVE CORP
filed 2003-03-31
CIK 1088771

================================================================================

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[ X ] ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
      EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002         Commission file number 1-106
                          -----------------                                -----

                                       OR
[   ] TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                       to
                              -----------------------    -----------

                          LYNCH INTERACTIVE CORPORATION
                          -----------------------------
             (Exact name of Registrant as specified in its charter)

               Delaware                                     06-1458056
               --------                                     ----------
       State of other jurisdiction                        (I.R.S. Employer
     incorporation or organization                      Identification No.)

    401 Theodore Fremd Avenue, Rye, NY                        10580
    ----------------------------------                        -----
   (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code    (914) 921-8821
                                                      --------------

Securities registered pursuant to Section 12(b) of the Act:

            Title of each class                    Name of each exchange
            -------------------                     on which registered
                                                    -------------------
            Common Stock, $.0001                  American Stock Exchange

Securities registered pursuant to section 12(g) of the Act:  None
                                                             ----

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act) Yes    No X

The aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2002 (based upon the closing price of the Registrant's Common Stock on the American Stock Exchange of $30.50 per share) was $65 million. (In determining this figure, the Registrant has assumed that all of the Registrant's directors and officers are affiliates. This assumption shall not be deemed conclusive for any other purpose.)

The number of outstanding shares of the Registrant's Common Stock was 2,790,651 as of March 24, 2003.

================================================================================

                      DOCUMENTS INCORPORATED BY REFERENCE:

Part III: Certain portions of Registrant's Proxy Statement for the 2003 Annual Meeting of Shareholders.

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

Interactive's business development strategy is to expand its existing operations through internal growth and acquisitions. It may also, from time to time, consider the acquisition of other assets or businesses that are not related to its present businesses. In January 2002, Interactive spun off its interest in The Morgan Group, Inc., its only services subsidiary, via a tax-free dividend to its shareholders of the stock of Morgan Group Holding Co., a corporation that was formed initially to serve as a holding company for Interactive's controlling interest in The Morgan Group, Inc., among other business purposes. In October 2002, the Morgan Group, Inc. filed for bankruptcy. As a result, the Company now operates in one business segment, multimedia, which consists of telecommunications, cable television and broadcasting. As used herein, Interactive includes subsidiaries.

I. MULTIMEDIA

A. Telecommunications

Operations. Interactive conducts its telecommunications operations through subsidiary companies. The telecommunications group has been expanded through the selective acquisition of local exchange telephone companies serving rural areas and by offering additional services such as Internet service, alarm services, long distance service and competitive local exchange carrier service. From 1989 through 2002, Interactive has acquired fourteen telephone companies, four of which have indirect minority ownership of 2% to 19%, whose operations range in size from approximately 800 to over 10,000 access lines. The Company's telephone operations are located in Iowa, Kansas, Michigan, New Hampshire, New Mexico, New York, North Dakota, Utah and Wisconsin. As of December 31, 2002, total access lines were 53,619, 100% of which are served by digital switches.

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

The following table summarizes certain information regarding Interactive's multimedia operations:

                                                                                                   Years Ended December 31,
                                                                                                   2000      2001      2002
                                                                                                 ------    ------    ------
Telecommunications Operations
Access lines (a) .............................................................................   46,312    53,804    53,619
  % Residential ..............................................................................       75%       75%       74%
  % Business .................................................................................       25%       25%       26%
Internet Subscribers .........................................................................   18,340    20,885    21,329
Security Customers ...........................................................................      680     5,597     6,500
Cable Subscribers ............................................................................    4,515     2,959     2,879

Total Multimedia Revenues
Telecommunications Operations
 Local Service ...............................................................................       15%       14%       15%
 Network Access & Long Distance ..............................................................       61%       60%       59%
 Non-Regulated & Other (b) ...................................................................       21%       24%       25%
                                                                                                 ------    ------    ------
 Total Telecommunications Operations .........................................................       97%       98%       99%
Cable Television  Operations .................................................................        3%        2%        1%
                                                                                                 ------    ------    ------
   Total Multimedia Revenues .................................................................      100%      100%      100%
                                                                                                 ======    ======    ======


(a) An "access line" is a telecommunications circuit between the customer's establishment and the central switching office.

(b) Non-regulated and other revenues include Internet, alarm, PCS, CLEC and other non-regulated revenues.

Telephone Acquisitions. Interactive pursues an active program of acquiring operating telephone companies. From January 1, 1989 through December 31, 2002, Interactive acquired fourteen telephone companies serving a total of approximately 45,600 access lines, at the time of these acquisitions, for an aggregate consideration totaling approximately $153.6 million. Such acquisitions are summarized in the following table:





                                                           Number of       Number of
                                             Year of      Access Lines   Access Lines   Ownership
Company                                    Acquisition    Yr. of Acq.      12/31/02     Percentage
-------                                    -----------    -----------      --------     ----------
Western New Mexico Telephone Co.              1989            4,200          6,966         83.1
Inter-Community Telephone Co. (a)             1991            2,550          2,616        100.0
Cuba City Telephone Co. & Belmont
Telephone Co. ....................            1991            2,200          2,744         81.0
Bretton Woods Telephone Co. ......            1993              250            836        100.0
JBN Telephone Co. (b) ............            1993            2,300          2,710         98.0
Haviland Telephone Co. ...........            1994            3,800          3,856        100.0
Dunkirk & Fredonia Telephone Co. &
Cassadaga Telephone Co. ..........            1996           11,100         13,099        100.0
Upper Peninsula Telephone Co. ....            1997            6,200          7,271        100.0
Central Scott Telephone Co. ......            1999            6,000          6,264        100.0
Central Utah Telephone Co./Skyline
 Telephone Company/Bear Lake
 Telephone Company ...............            2001            7,000          7,257        100.0

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

Related Services and Investments. Interactive also provides non-regulated telephone related services, including internet access service and long distance resale service, in certain of its telephone service (and adjacent) areas. Interactive also provides and intends to provide more local telephone and other telecommunications service outside certain of its franchise areas by establishing competitive local exchange carrier (CLEC) operations in certain nearby areas. Affiliates of nine of Interactive's telephone companies now offer Internet access service. At December 31, 2002, Internet access customers totaled 21,329 compared to 20,885 at December 31, 2001. Affiliates of four of Interactive's telephone companies now offer long distance service, and affiliates of two of Interactive's telephone companies now offers CLEC services.

An affiliate of Dunkirk & Fredonia Telephone Company ("DFT") provides CLEC service on a resale basis in neighboring Dunkirk, New York, certain areas of the Buffalo, New York, market and two other western New York counties. Some of DFT's CLEC services are now being provided via an "unbundled network elements platform", which allows for increased margins over a resale CLEC business model. In addition, facilities-based services are continuing to be evaluated for DFT's CLEC business. Giant Communications also provides CLEC services to selected areas in Northeast Kansas.

DFT Security Systems, Inc. (which is 63.6% owned by Interactive), another affiliate of DFT, acquired American Alarm Company in December 2001. DFT Security Systems provides alarm services to western New York, including the Buffalo area, and now serves 6,500 alarm customers.

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

During 2001, the FCC completed three major regulatory proceedings related to rural LECs to provide a more stable, predictable source of interstate and USF revenues. In May 2001, the FCC adopted an order related to USF for rural carriers based on the Rural Task Force (RTF) recommendation. Such order mandates the continued use of actual embedded costs as the basis for USF support for rural carriers through June 2006. In such order, the FCC emphasized that it would provide predictability, certainty and stability to rural LECs for five years,  so  as  to  allow  rural  carriers  to  continue  to  provide  supported telecommunications services at affordable rates to American consumers. In May 2001, the FCC adopted the Separations Freeze Order in which the FCC stressed how freezing separations factors would bring stability and regulatory certainty to the separations process to avoid sudden cost shifts in a time of rapid market and technology changes. Finally, in October 2001, the FCC adopted the Multi-Association Group (MAG) Order, in which the FCC declared that some of the primary benefits are to provide certainty and stability for rate-of-return carriers and to encourage investment in rural America. The MAG Order reaffirmed that the 11.25% interstate rate-of-return was appropriate for rate-of-return carriers. In addition, the MAG Order increased the Subscriber Line Charges billed to end user customers effective January 2002 and created a new universal service support mechanism called the Interstate Common Line Support fund effective July 2002.

In November 2002 the FCC requested that the Federal-State Joint Board on Universal Service (Joint Board) review certain of the FCC rules relating to the high-cost universal service support mechanisms to ensure that the dual goals of preserving universal service and fostering competition continue to be fulfilled. The Joint Board initiated this review in February 2003. Interactive cannot predict the effects of the review of the FCC rules in this proceeding which could take over a year or more to complete.

In addition, the FCC has an open docket regarding potential changes to intercarrier compensation. Some parties are advocating that the FCC eliminate the interstate access charges that local exchange carriers bill to interexchange companies and implement a policy where each local exchange carrier bills their own end user customers the costs to originate and terminate calls. Any changes made to intercarrier compensation for the interstate jurisdiction may also need to be adopted for the intrastate jurisdiction. Interactive cannot predict the potential changes that may be made to intercarrier compensation or the impact the changes might have on the operations of the company.

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

CLR Video, L.L.C. - CLR Video, L.L.C., a 98% owned subsidiary of Interactive, is a provider of cable television in northeast Kansas with approximately 2,695 subscribers.

Broadcasting

Station WHBF-TV - Lynch Entertainment, L.L.C. ("Lynch Entertainment I"), a wholly-owned subsidiary of Interactive, and Lombardo Communications, Inc., wholly-owned by Philip J. Lombardo, are the general partners of Coronet Communications Company ("Coronet"). Lynch Entertainment I has a 20% interest in Coronet and Lombardo Communications, Inc. has an 80% interest. In addition, on the sale of the stations, Interactive is entitled to an additional fee of 5% of the Capital Proceeds (as defined). Coronet owns a CBS-affiliated television station WHBF-TV serving Rock Island and Moline, Illinois and Davenport and Bettendorf, Iowa.

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

Based upon a multiple of ten times broadcast cash flow, plus cash, less debt, Interactive estimates its value in these stations at almost $12 million as compared to the net book value of these investments of a negative $0.8 million. It is not assured that the results of these stations will continue at the current level or that they could be sold at ten times cash flow.

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

The affiliation contract generally provides that the network will pay to the affiliated station an amount which is determined by negotiation, based upon the market size and rating of the affiliated station. Typically, the affiliated station also makes available a certain number of hours each month for network transmission without compensation to the local station, and the network makes available to the affiliated station certain programs, which will be broadcast without advertising, usually public information programs. Some network programs also include "slots" of time in which the local station is permitted to sell spot advertising for its own account. The affiliate is permitted to sell advertising spots preceding, following, and sometimes during network programs.

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

Other sources of competition include community antenna television ("CATV") systems, which carry television broadcast signals by wire or cable to subscribers who pay a fee for this service. CATV systems retransmit programming originated by broadcasters, as well as providing additional programming that is not originated on, or transmitted from, conventional broadcasting stations. Direct broadcast are satellites providing local to local video services to a growing percentage of the population in the United States. In addition, some alternative media operators, such as multipoint distribution service owners, provide for a fee and on a subscription basis, programming that is not a part of regular television service. Additional program services are provided by low-power television stations as well.

Federal Regulation. Television broadcasting is subject to the jurisdiction of the FCC under the Communications Act of 1934, as amended (the "Communications Act"). The Communications Act, and/or the FCC's rules, among other things, (i) prohibit the assignment of a broadcast license or the transfer of control of a corporation holding a license without the prior approval of the FCC; (ii) prohibit the common ownership of a television station and a daily newspaper in the same market; (iii) prohibit ownership of a CATV system and television station in the same market; (iv) restrict the total number of broadcast licenses which can be held by a single entity or individual or entity with attributable interests in the stations and prohibits such individuals and entities from operating or having attributable interests in most types of stations in the same service area (loosened in the 1996 Act); and (v) limit foreign ownership of FCC licenses under certain circumstances. See Regulatory Environment under A. above for a description of certain provisions of the 1996 Act including in particular those, which would remove the regulations over non-basic cable service in three years and permit telephone service providers to provide cable service. In calculating media ownership interests, The Company's interests may be aggregated under certain circumstances with certain other interests of Mr. Mario J. Gabelli, Vice Chairman and Chief Executive Officer of the Company, and certain of his affiliates.

Television licenses are issued for terms of eight years and are renewable for terms of eight years. The current licenses for WHBF-TV and WOI-TV expire on December 1, 2005 and February 1, 2006, respectively.

C.  Personal Communications and Other Wireless Services.

Sunshine PCS Corporation. In February 2001, Interactive spun off its 49.9% interest in Sunshine PCS Corporation ("Sunshine") to its shareholders. Sunshine succeeded by merger to the assets and liabilities of Fortunet Communications, L.P. Sunshine holds 15 MHz PCS licenses in Tallahassee, Panama City and Ocala, Florida. Interactive currently holds the following interests in Sunshine: 10,000 shares of 7% preferred stock of Sunshine (dividends payable in kind through February 2006, and in cash thereafter) with a liquidation value of $10.0 million, 12,500 shares of series A-1 preferred stock of Sunshine with no dividend and a liquidation value of $12.5 million, 2,000 shares of series A-2 convertible preferred stock of Sunshine with no dividend and a liquidation value of $2.0 million (which represent approximately 13.7% of the common equity on a fully diluted basis), and warrants expiring February, 2006 to purchase 4,300,000 shares of Class A Common Stock of Sunshine at $0.75 per share (which represent approximately 29.5% of the common equity on a fully diluted basis). In addition, Interactive owns 294,218 shares of Sunshine's Class A Common Stock. The Company's total book basis in its Sunshine investment is $3.4 million, its tax basis is approximately $14.0 million and from inception Interactive has invested over $21.0 million in Sunshine and its predessors. Taking into account the series A-2 convertible preferred stock, the warrants and the shares held directly, Interactive beneficially owns 57.2% of the outstanding Class A Common Stock of Sunshine and 45.2% of the total outstanding shares of Sunshine. In September 2001, Sunshine met the FCC requirement that it provide service coverage to at least one-quarter of the population in its licensed areas. However, Sunshine does not presently have the funds necessary to fully build out the system necessary to provide commercial operations; moreover, obtaining financing from third parties is extremely difficult to obtain, because of the general downturn in the wireless industry and Sunshine's lack of operating history. Sunshine has disclosed that it would consider selling its licenses or entering into a joint venture with a company that provides service to a nearby area and then developing our licenses together. However, Sunshine has not yet adopted a business plan and there can be no assurance of Sunshine's ability to achieve any of its several business strategic options because of financial considerations. Moreover, because Sunshine has incurred losses since its inception and has not yet determined how to finance its operations, the latest report of its independent auditors contains an explanatory paragraph, which expresses substantial doubt as to Sunshine's ability to continue as a going concern. As of December 31, 2002, it has $0.4 million in cash and for the year ended December 31, 2002, cash flow used in operations was $0.6 million though steps are being taken to reduce that number in 2003.

Las Cruces, NM PCS License. Another subsidiary of Interactive, Lynch PCS Corporation G ("LPCSG") holds a 10 MHz PCS license for the Basic Trading Area
(BTA) covering Las Cruces, New Mexico. Las Cruces is the principal city in the BTA, which covers a population of approximately 197,166 (as of the 1990 census). In April 2002, LPCSG completed a build-out of the licensed area sufficient to meet the FCC requirement that it provide service coverage to at least one-quarter of the population in this BTA.

Logan,  UT PCS License.  As part of the  acquisition  of Central Utah  Telephone
Company by Interactive in June 2001, Interactive acquired Central Telecom Services, LLC, a related entity that now owns 7.5 MHz of a 10 MHz PCS license in the Logan, Utah, BTA, which has a population of approximately 102,702. Similar to LPCSG, Central Telecom Services has completed a build-out sufficient to meet the FCC requirement that service coverage be available to at least one-quarter of the population in this BTA. In respect of the traditions of many staff members and former owners, Interactive donated 20% of the net profits from any sale of the Logan license to the Church of Jesus Christ of Latter Day Saints.

Iowa PCS Licenses. Central Scott has a 10 MHz PCS License for its wireline territory covering a population of 11,470. Central Scott is also an approximately 14% minority owner of an entity that has a 10 MHz PCS license for portions of Clinton and Jackson Counties in Iowa, with a total population at December 31, 2002 of 68,470, of which Interactive's proportionate share is 9,781.

RSA Cellular Interests. At December 31, 2002, Interactive owned minority interests in certain entities that provide wireless cellular telephone service in two Rural Service Areas ("RSAs") in New Mexico and two RSA's in North Dakota, covering areas with a total population of approximately 157,415. Equity in earnings from these two operations was $0.9 million for the year ended December 31, 2002 on a combined basis and the combined book basis is $2.4 million at December 31, 2002. Interactive is proportional share of these operations combined revenues, EBITDA and operating profits were $2.0 million, $1.2 million and $0.9 million respectively, for the year ended December 31, 2002. The difference between EBITDA and operating profit is depreciation of plant and equipment. EBITDA is presented because it is a widely accepted financial indicator of value and ability to incur and service debt. The Company utilizes the EBITDA metric for valuing potential acquisitions. EBITDA is not a substitute for operating profit in accordance with generally accepted accounting principles. The entities have no debt and Interactive is proportional share of their cash equivalents is $0.8 million

In March 2002, Interactive sold its interest in New Mexico RSA 1 (North) for $5.5 million to Verizon Wireless, and in connection therewith prepaid certain outstanding indebtedness to Verizon. As a result of such sale, Interactive reported a pre-tax gain of $5.0 million in the first quarter of 2002.

Other Interests in Wireless Licenses. LPCSG also has an agreement with Bal/Rivgam LLC (in which an affiliate of the Vice Chairman has a 49.9% equity interest), which won licenses in the FCC's Wireless Communications Services ("WCS") Auction in 1997, to receive a fee equal to 5% of the realized net profits of Bal/Rivgam (after an assumed cost of capital), in return for providing bidding and certain other services to Bal/Rivgam. Bal/Rivgam holds 5 WCS licenses covering a population of approximately 42 million with an aggregate cost of $0.7 million and certain Local Multipoint Distribution Services ("LMDS") licenses. Betapage Communications, L.L.C., in which Interactive has a 49.9% equity interest, was a winning bidder in the FCC auction for 929 MHz paging licenses, which was conducted in 2000. Betapage won 24 paging licenses covering a population of 76.7 million at a cost of approximately $77,000. Interactive also has the right to receive a fee equal to 20% of the realized net profits of Betapage (after an assumed cost of capital).

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

Another subsidiary of Interactive is a 49.9% owner of PTPMS Communications II, L.L.C ("PTPMS II"), which was a winning bidder in the FCC auction of licenses for 700 MHz Guard Band spectrum for wireless data transmission and wireless Internet services, which was conducted in 2000. PTPMS II won three licenses covering a population of 6.4 million in BTAs including the cities of Buffalo, NY, Des Moines-Quad-Cities, IA and El Paso, TX, at an aggregate cost of approximately $6.3 million. Interactive has loaned PTPMS II approximately $6.1 million, $5.0 million of which was loaned in 2001. Interactive's subsidiary has the right to receive a fee equal to 20% of the realized net profits of PTPMS II (after an assumed cost of capital). In a FCC auction conducted during 2002 for similar spectrum, which ended on September 18, 2002 , the Lower 700 MHz Band Auction, the price per MHz of population was materially lower than the price paid by PTPMS II in 2000. Accordingly, during 2002, Interactive provided a reserve for impairment for its investment in PTPMS II of $5.5 million, resulting in a net book value, at December 31, 2002, of $0.7 million and the tax basis was $6.2 million.

Another subsidiary of Interactive, Lynch 3G Communications Corporation, participated in the Lower 700 MHz auction conducted in August 2002. Lynch 3G won eight 12 MHz licenses in the following areas: Reno, NV; Santa Barbara, CA; Des Moines, IA; Quad Cities area of Davenport and Bettendorf, IA and Rock Island and Moline, IL; Las Cruces, NM; Elmira, NY; and two RSAs in the western part of New Mexico. The total population covered by these licenses is approximately 1.7 million. Lynch 3G paid $1.1 million for these licenses.

Interactive expects to continue to participate in the spectrum auctions being conducted by the FCC.

In addition to the build out requirements for PCS licenses, FCC rules impose build-out requirements for WCS, LMDS, paging licenses, point-to-point microwave services and the licenses granted in 700 MHz (guard band) and Lower 700 MHz spectrum. There are also substantial restrictions on the transfer of control of licensed spectrum.

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

Interactive had a total of 359 employees at December 31, 2002, compared to 328 employees at December 31, 2001.

IV.   EXECUTIVE OFFICERS OF THE REGISTRANT

Pursuant to General Instruction G (3) of Form 10-K, the following list of executive officers of the Registrant is included in Part 1 of this Annual Report on Form 10-K in lieu of being included in the Proxy Statement for the 2003 Annual Meeting of Shareholders. Such list sets forth the names and ages of all executive officers of the Registrant indicating all positions and offices with the Registrant held by each such person and each such person's principal occupations or employment during the past five years.

             Name                               Officers and Positions Held                             Age

Mario J. Gabelli ............   Vice Chairman since December 2002   and Chief Executive                  60
                                Officer  since September 1999. From September 1999 to
                                December 2002,  Mr.  Gabelli  served as our Chairman.  He is also  the  Vice  Chairman  (and  from  1986 to  August  2001
                                Chairman and Chief Executive  Officer) of Lynch Corporation;
                                Chairman,  Chief Executive Officer, Chief Investment Officer
                                and a director  of Gabelli  Asset  Management  Inc.  and its predecessors  (since  November 1976) (and in connection with those  responsibilities,  he serves as  director  or trustee
                                and/or  an  officer  of  registered  investment    companies
                                managed by  subsidiaries of Gabelli Asset  Management);  and
                                Chairman  and  Chief  Executive  Officer  of  Gabelli  Group
                                Capital Partners, Inc., a private company

Frederic V. Salerno ............Chairman since     December      2002. Mr. Salerno became a              60
                                director of  Interactive  in August  2002. Prior to joining
                                Interactive,  Mr.  Salerno was the Vice  Chairman  and Chief
                                Financial  Officer of Verizon  Communications.  Mr. Salerno,
                                a trustee of the New York  Inner-City  Scholarship  Fund and former Chairman of the Archdiocese of New York's
                                Partnership for Quality Education Campaign,  joined New York
                                Telephone in 1965. He was named Vice  President in 1983 when he  managed  the  divestiture  of the  firm  from  the  Bell
                                System;  and became President and Chief Executive Officer of
                                NY Telephone in 1987

Joseph C. Farina ...............President and Chief Operating Officer since February 2003.               54
                                Prior to  joining  Interactive,  Mr.  Farina  was the  Chief
                                Operating  Officer of Genuity Inc. from June 2000 to January
                                2003.  Before that,  Mr.  Farina was the President and Chief
                                Executive  Officer of Bell  Atlantic  Data  Solutions  Group
                                from 1998 to 2000

Robert E. Dolan ................Chief Financial Officer and Controller (since September                  51
                                1999);  Chief Financial  Officer  (1992-2000) and Controller
                                (1990-2000) of Lynch Corporation

John Fikre .....................Vice President--Corporate Development, General Counsel and               38
                                Secretary  (since  August 2001);  Associate,  Willkie Farr &
                                Gallagher (since August 1994)

The executive officers of the Registrant are elected annually by the Board of Directors at its meeting in May and hold office until the organizational meeting in the next subsequent year and until their respective successors are chosen and qualified.

ITEM 2. PROPERTIES

Interactive leases approximately 3,400 square feet of office space from an affiliate of its Vice Chairman for its executive offices in Rye, New York. The lease expires at the end of 2007.

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

Inter-Community Telephone Company owns 12 acres of land at 10 sites. Its main office at Nome, ND, contains 4,326 square feet of office and storage space. In addition, it has 4,400 square feet of garage space and 5,035 square feet utilized for its switching facilities. Inter-Community has 2,028 miles of copper cable and 226 miles of fiber optic cable. All of Inter-Community's properties described herein are encumbered under mortgages held by Co-Bank.

Cuba City Telephone  Company is located in a 3,800 square foot brick building on
0.4 of an acre of land. The building serves as the central office, commercial office, and garage for vehicle and material storage. The company also owns a cement block storage building of 1,490 square feet on 0.1 of an acre. In Madison, Wisconsin, Cuba City leases 900 square feet for administrative headquarters and financial functions. Belmont Telephone Company is located in a cement block building of 800 square feet on .5 acre of land in Belmont, Wisconsin. The building houses the central office equipment for Belmont. The companies own a combined total of 346 miles of copper cable and 34 miles of fiber optic cable. All of Cuba City and Belmont's property described herein are encumbered under first mortgages held by the RUS and Rural Telephone Bank, respectively, and second mortgages held by Co-Bank. All of Inter-Community's properties described herein are encumbered under mortgages held by Co-Bank.

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

Dunkirk & Fredonia Telephone Company (including its subsidiaries) owns a total of approximately 16.4 acres at six locations in western New York. Its host central office switching equipment, administrative and commercial offices consisting of 18,297 square feet is located in Fredonia, New York. In addition, Dunkirk & Fredonia owns five other properties, including a service garage, a paging tower site, a small central office housing switching equipment, sales and service center in Jamestown, New York, and one rental property in Ashville, New York. Dunkirk & Fredonia also owns 345 miles of copper telephone cable and 65 miles of fiber optic cable. All properties described herein are encumbered under a mortgage held by RUS.

Upper Peninsula Telephone Company owns a total of approximately 25 acres at 19 sites located principally in the Upper Peninsula of Michigan. Its host central office switching equipment, administrative and commercial offices consisting of 11,200 square feet is located in Carney, Michigan. In addition, Upper Peninsula owns 25 other smaller facilities housing garage, warehouse and central office switching equipment and over 2,272 miles of copper cable and 152 miles of fiber optic cable. All properties described herein are encumbered under mortgages held by the RUS and Co-Bank.

Central Scott Telephone Company owns 3.5 acres of land at 6 sites. Its main office in Eldridge, Iowa contains 3,104 square feet of office and 341 square feet of storage space. In addition, it has 3,360 square feet of garage space and 2,183 square feet utilized for its switching facilities. Central Scott has 357 miles of copper cable and 25 miles of fiber optic cable. All of Central Scott's properties described herein are encumbered under mortgages held the First National Bank of Omaha.

Central Utah Telephone, Inc., and its subsidiaries own a total of 9.49 acres at sixteen sites and have an additional 1.54 acres at fifteen sites, which are under leases, permits or easements. These sites are located in the central, northeastern and mid-western areas of Utah. Central Utah Telephone's principal operating facilities are located in Fairview, Utah, where it owns a new commercial office bldg. containing 14,400 square feet, a plant office and central office building containing 5,200 square feet. In addition it has 720 square feet of office space, 2,455 square feet of warehouse space, 5,245 square feet of vehicle maintenance facilities, 4,252 square feet of protective cover and 3 rental homes. Central Utah Telephone owns smaller facilities used mainly for housing central office switching equipment with a total of 9,405 square feet in 25 various locations. In addition, Central Utah Telephone owns 867 miles of copper cable and 157 miles of fiber optic cable running through rights-of-way within its 6,867 square mile service area. All of Central Utah Telephone's properties described herein are encumbered under mortgages held by the RUS and CoBank.

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

The relator in this lawsuit is R.C. Taylor III, an individual who, to the best of our knowledge, has no relationship to any of the entities and affiliates that have been named parties in this litigation. Indeed at the time of his filings, and to the best of our knowledge, Mr. Taylor was a lawyer at Gardner, Carton & Douglas. Thereafter, we believe he was a lawyer with a Washington, D.C., law firm. We do not know his current status. We issued a press release dealing with this litigation on January 16, 2002.

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

Interactive  was  formally  served  with  the  complaint  on July 10,  2002.  On
September 19, 2002, Interactive filed two motions with the United States District Court for the District of Columbia: a motion to dismiss the lawsuit and a motion to transfer the action to the Southern District of New York. On November 25, 2002, the relator filed an opposition reply to our motion to dismiss and on December 5, 2002, Interactive filed a reply in support of its motion to dismiss.

In addition to the litigation described above, Interactive is a party to routine litigation incidental to its business. Based on information currently available, Interactive believes that none of this ordinary routine litigation, either individually or in the aggregate, will have a material effect on its financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
         MATTERS

The Common Stock of Lynch Interactive Corporation is traded on the American Stock Exchange under the symbol "LIC." The market price high and lows in consolidated trading of the Common Stock for the last two years are as follows:

                                          2002
                                    Three Months Ended
             March 31     June 30      September 30     December 31
             --------     -------      ------------     -----------

High          $70.50      $54.50          $31.58         $28.50
Low           $39.00      $24.50          $24.50         $22.80

                                           2001
                                    Three Months Ended
             March 31     June 30      September 30     December 31
             --------     -------      ------------     -----------

High          $48.75      $63.99          $79.00         $69.99
Low           $34.50      $40.00          $48.03         $43.00


At March 20, 2003, Interactive had 848 shareholders of record and the closing price of our Common Stock was $23.05.

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

ITEM 6. SELECTED FINANCIAL DATA

                          LYNCH INTERACTIVE CORPORATION
                             SELECTED FINANCIAL DATA
                      (In Thousands, Except Per Share Data)

                                                                          Years Ended December 31, (a)(b)
                                                           --------------------------------------------------------------
                                                             1998       1999        2000        2001        2002
                                                           --------------------------------------------------------------

Revenues .............................................   $ 54,622    $ 59,011    $ 66,983    $ 79,352    $ 86,304

Operating profit(k) ..................................     14,650      12,299      15,331      19,985      19,233
Net financing activities (d) .........................     (7,973)     (8,789)    (10,308)    (11,074)    (11,266)
Equity in earnings of affiliates .....................        317       1,057       1,669         932       1,262
Impairment of investment in Spinnaker Industries, Inc.       --          --          --        (3,194)       --
Reserve for impairment of investment in spectrum
  license holders (e) ................................       --       (15,406)       --          --        (5,479)
Gain on sale of subsidiary stock and other
  assets .............................................      2,709        --         4,187        --         4,965
                                                         --------    --------    --------    --------    --------
Income (loss) before income taxes, minority
  interests, extraordinary item and
  operations of Morgan ...............................      9,703     (10,839)     10,879       6,649       8,715
(Provision) benefit for income taxes .................     (4,453)      2,478      (4,971)     (3,454)     (3,924)
Minority interests ...................................       (763)       (686)       (877)       (661)     (1,030)
                                                         --------    --------    --------    --------    --------
  Income (loss) from continuing operations before
    Extraordinary item and operations of Morgan ......      4,487      (9,047)      5,031       2,534       3,761
 Extraordinary item (f) ..............................       --          (160)       --          --          --
Income (Loss) from operations of Morgan
  distributed to shareholders (i) ....................        442          (9)     (2,666)     (1,386)     (1,888)
                                                         ========    ========    ========    ========    ========
  Net income (loss) ..................................   $  4,929    $ (9,216)   $  2,365    $  1,148    $  1,873
                                                         ========    ========    ========    ========    ========
Basic and diluted earnings
Per common share (g)
  Income (loss) from continuing operations before
    Extraordinary item and operations of Morgan .....   $    1.58   $ (3.21)     $   1.78    $   0.90    $   1.34
Extraordinary item ....................................        --   $ (0.06)           --          --          --
  Income (loss) from operations of Morgan
    distributed to shareholders (j) .................   $    0.16   $ (0.00)     $  (0.94)   $  (0.49)   $  (0.67)
  Net income (loss) .................................   $    1.74   $ (3.27)     $   0.84    $   0.41    $   0.67

                                                                                  December 31, (a)
                                                        ---------   -----------    ---------    ---------    ---------
                                                            1998          1999         2000         2001         2002
                                                        ---------   -----------    ---------    ---------    ---------
Cash, securities and short-term investments .........   $  26,498   $    29,094    $  26,900    $  31,233    $  23,356
Total assets  (l)....................................   $ 212,705   $   221,705    $ 217,742    $ 256,350    $ 245,347
Long-term debt ......................................   $ 126,183   $   164,736    $ 162,304    $ 193,202    $ 176,621
Shareholders' equity (h) ............................   $  32,285   $    20,211    $  19,391    $  24,517    $  22,632

(a) On September 1, 1999, Interactive was spun off to the Lynch Corporation ("Lynch") shareholders (the "Spin Off") and became a public company. Prior to the Spin Off, Interactive had no significant assets, liabilities or operations. As a successor to certain businesses of Lynch, December 31, 2000, 2001 and 2002, for the three years ended 2002, and for the period from September 1, 1999 to December 31, 1999, the above financial data represented the consolidated accounts of Interactive. Prior to September 1, 1999, the financial data has been prepared using the historical basis of assets and liabilities and historical results of operations of the multimedia and services businesses and other assets and liabilities, which were contributed to Interactive, on a combined basis. Accordingly, the results for the year ended December 31, 1999, represent a combination of consolidated and combined financial information for the respective periods. As the historical financial information prior to September 1, 1999 herein reflects periods during which the Company did not operate as an independent public company, certain assumptions were made in preparing such financial information. Such information, therefore, may not necessarily reflect the results of operations, financial condition or cash flows of the Company in the future or what they would have been had the Company been an independent public company during the reporting periods. In the above presentation, Lynch's only service business, Morgan, is being treated as a discontinued operation.

(b) Includes results of Upper Peninsula Telephone Company from March 18, 1997, Central Scott Telephone Company from July 16, 1999, and Central Utah Telephone Company from June 23, 2001, their respective dates of acquisition.

(c) Operating profit is sales and revenues less operating expenses, which excludes investment income, interest expense, equity in earnings of affiliated companies, impairment of investment in Spinnaker Industries Inc., reserve for impairment in spectrum license holders in 1999 and 2000, gains on sales of subsidiary stock and other assets, minority interests, income taxes, extraordinary items and operations of Morgan.

(d)  Consists  of  investment  income  and  interest  expense.

(e) See Note 4 "Wireless Communications Services" in the Company's consolidated financial statements.

(f)  Loss from  Early  Extinguishment  of Debt,  Net of Tax  Benefit of $105

(g)  Based on weighted average number of common shares outstanding.

(h) Adjusted to reflect a 2 for 1 stock split which occurred on September 11, 2000.

(i)  Net of income tax and minority  interest.

(j)  No cash  dividends  have  been  declared  over  the  period.

(k) Goodwill amortization was $1.9 million, $2.2 million, $2.5 million, $2.8 million and $0.0 million for the five years ended December 31, 2002 respectively. On January 1, 2002, the Company adopted the provisions SFAS 142 and stopped amortizing goodwill. (See note l in the accompanying financial statements.)

(l)  Amounts do not include assets associated with The Morgan Group, Inc.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read together with the Consolidated Financial Statements of Interactive and the notes thereto included elsewhere in this Annual Report.

RESULTS OF OPERATIONS

Overview

In January 2002, Interactive spun off its investment in The Morgan Group, Inc. ("Morgan"), its only services subsidiary, via a tax-free dividend to its shareholders of the stock of Morgan Group Holding Co., a corporation that was initially formed to serve as a holding company for Interactive's controlling interest in Morgan. Morgan Group Holding Co. is now a public company. Accordingly, the amounts for Morgan are reflected on a one-line basis in the consolidated financial statements as of December 31, 2001, and for the year then ended as "to be distributed to shareholders." Similarly, the prior years' financial statements have been restated to be comparable with the current year's presentations.

The narratives below reflect these changes in reporting and restatements of prior periods.

Year 2002 compared to 2001

Revenues

Revenues for the year ended December 31, 2002, increased by $7.0 million to $86.3 million from the year ended December 31, 2001. During the year ended December 31, 2001, Interactive recorded a $2.8 million contingent administrative fee for services it had previously performed in an auction for wireless spectrum. Excluding this fee, revenues increased by $9.7 million or 13%, attributable due to acquisitions and higher regulated telephone service revenues, and the provision of non-traditional telephone services such as:
Internet, long distance service and local exchange carrier service. The acquisition of American Alarm Company (63.6% owned by Interactive), which occurred on November 30, 2001, contributed $3.1 million to 2002 revenues as compared to $0.3 million in 2001. On June 22, 2001, the Company acquired Central Utah Telephone Company. Prior to our acquisition, Central Utah recorded $3.7 million of revenues in 2001, such amount excludes the effect of certain access lines that Central Utah acquired on April 6, 2001. Certain regulatory initiatives in some of the states, in which our companies operate, will reduce revenues at certain telecommunication operations in the near future. In addition, significant capital expenditures at certain operations will result in increased regulated revenues in the future.

Operating Profit

Operating profit for the year ended December 31, 2002, decreased by $0.8 million to $19.2 million from the year ended December 31, 2001. The absence, in 2002, of the $2.8 million in administration fee income, that was recorded in 2001, was a significant item effecting the variance. In addition, in accordance with Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002, the Company no longer amortized goodwill and other intangible assets, deemed to have indefinite lives. There was $2.8 million of such amortization expense recorded during 2001. Also, during year ended December 31, 2002, the Company recorded $0.9 million in allowance for doubtful accounts associated with the bankruptcies of MCI/Worldcom and Global Crossing. The bankruptcy filings may adversely impact the interstate revenues pools administered by the National Exchange Carrier Association ("NECA") of which all of the Company's telephone operating subsidiaries participate. If the Company's access settlements from NECA are reduced, the Company's operating results in 2003 could be materially affected. As noted above, in November 2001, the Company acquired American Alarm. At that time, $4.0 million of the acquisition price was allocated to customer contracts, which for nine months of 2002 were amortized over 3 years. During the fourth quarter of 2002, based on Company specific experience, the amortization period was changed to 10 years. During 2002, the Company recorded $1.2 million of amortization expense associated with these contracts and annual amortization is expected to be $0.3 million in 2003. Overall, the inclusion of American Alarm reduced operating profit by $0.7 million in 2002.

EBITDA

EBITDA (Earnings before interest, taxes depreciation and amortization) for the year ended December 31, 2002, increased by $0.3 million to $38.6 million from the year ended December 31, 2001. EBITDA is presented because it is a widely accepted financial indicator of value and ability to incur and service debt. The Company utilizes the EBITDA metric for valuing potential acquisitions. EBITDA is not a substitute for operating profit, in accordance with generally accepted accounting principles. The difference between EBITDA and operating profit is depreciation and amortization of $17.4 million and $18.5 million for the years ended December 31, 2002 and 2001, respectively. The absence, in 2002, of the $2.8 million in administration fee income, that was recorded in 2001, was a significant item effecting the variance. Also, during year ended December 31, 2002, the Company recorded $0.9 million in allowance for doubtful accounts associated with the bankruptcies of MCI/Worldcom and Global Crossing. Subject to the bankruptcy results, a percentage of this allowance may be recovered in 2003 and beyond. On June 22, 2001, the Company acquired Central Utah Telephone Company. Prior to our acquisition, Central Utah recorded $1.8 million of EBITDA in 2001, such amount excludes the effect of certain access lines that Central Utah acquired on April 6, 2001. As noted above, in November 2001, the Company acquired American Alarm which contributed $0.5 million to 2002.

Other Income (Expense)

The Company has made loans to and has investments in PTPMS Communications II, LLC, totaling $6.2 million. PTPMS II acquired wireless spectrum in an auction conducted by the Federal Communications Commission in 2000 called the 700 MHz Guard Band Auction. In a FCC auction conducted during 2002 for similar spectrum, which ended on September 18, 2002 , the Lower 700 MHz Band Auction, the price per MHz of population was materially lower than the price paid by PTPMS II in 2000. Accordingly, during 2002, Interactive provided for the impairment for its investment in PTPMS II of $5.5 million ($3.6 net of income tax effects), resulting in a net book value, at December 31, 2002, of $0.7 million.

During 2002, the Company sold its interest in a cellular partnership in New Mexico RSA # 1 (North) for $5.5 million resulting in a pre-tax gain of $5.0 million ($2.5 million net of income tax and minority interests effect).

As discussed below, during 2001, the Company provided for the impairment of $3.2 million representing its entire investment in 1,000,000 Common Shares of Spinnaker Industries Inc. On November 13, 2001, Spinnaker announced that it had commenced voluntary proceedings under Chapter 11 of the U.S. Bankruptcy Code for the purpose of facilitating and accelerating its financial restructuring. In late March 2002, all assets of Spinnaker were sold and equity holders received no value.

For the year December 31, 2002 investment income was down by $1.1 million from the previous year due to lower levels of treasury rates, in which the Company invests the predominant amount of its liquid assets. In addition, 2001's investment income included approximately $1.0 million of gains in connection with the Company's investment in Tremont Advisers, Inc. All of the Company's interest in Tremont was sold in October 2001 when Tremont was acquired by Oppenheimer Funds, Inc. at a price of $19.00 per share. Offsetting these 2001 gains, there was higher dividend income in 2002 from the Company's ownership of bank stocks.

Interest expense decreased from 2001 to 2002 by $0.9 million due primarily to reduced interest rates, lower levels of borrowings and the absence, in 2002, of a collateral fee $0.6 million associated with a Put on the Company's convertible debt outstanding. Offsetting these decreases, interest expense increased during 2002 from 2001 due to the full year effect of debt incurred for the acquisitions of Central Utah and American Alarm. In November 2002, the Company reacquired its Convertible Note issued to Cascade Investments LLC, there was $0.7 million of interest expense and other costs associated with this note in 2002.

Income Tax Provision


The income tax provision includes federal as well as state and local taxes. The tax provision for the years ended December 31, 2002 and 2001, represent effective tax rates of 45.0% and 51.9%, respectively. The causes of the difference from the federal statutory rate are principally the effect of state income taxes, including the effect of earnings and losses attributable to different state jurisdictions, and the amortization of non-deductible goodwill in 2001.

Minority Interests

Minority interests decreased earnings by $1.0 million for the year December 31, 2002 and $0.7 million for the year ended December 31, 2001. The Change was principally due to minority interest associated with the gain from the sale of New Mexico RSA 1 (North) offset by net losses at American Alarm for which there is a 36.4% minority ownership.

Income From Continuing Operations

The Company recorded income from continuing operations for the year ended December 31, 2002 of $3.8 million, $1.34 per share (basic and diluted), as compared to income from continuing operations for the same period last year of $2.5 million, or $0.90 per share (basic and diluted). The following were the significant causes of the variance: (1) the absence of the administrative fee in 2002 reduced net income by $1.7 million, (2) the absence of the reserve for impairment in Spinnaker increased net income by $2.1 million, (3) the gain in 2002 on the sale of New Mexico RSA # 1 (North) increased net income by $2.5 million, (4) the provision for impairment of spectrum license holders reduced net income in 2002 by $3.6 million and (5) the amortization of goodwill prior to the adoption by the Company of the non-amortization provision SFAS 142 which decreased 2001 net income by $2.4 million.

Year 2001 compared to 2000

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

Operating Profit

Operating profit for 2001 increased to $20.0 million from $15.3 million reported for 2000, an increase of $4.7 million. This increase in operating profits is principally attributable to the inclusion the results of operations of Central Utah from the date of acquisition and the $2.8 million administrative fee.

EBITDA

Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased to $38.3 million in 2001 from $31.0 million in 2000, an increase of $7.3 million, or 23.3%. EBITDA is presented because it is widely accepted financial indicator of value and ability to incur and service debt. EBITDA is not a substitute for operating income in accordance with generally accepted accounting principles. The Company utilies the EBITDA metric for valuing potential acquisitions . The difference between EBITDA and Operating Profit is depreciation and amortization of $18.3 million and $15.8 million for the years ended December 31, 2002 and 2001. Of the $7.3 million increase in EBITDA, $2.6 million of the increase was due to the acquisition of Central Utah Telephone
Company. In addition, during 2001, the Company recorded $2.8 million of administrative fee income. The remaining increase was primarily due to the increase in regulated operations and reduced losses by the Company's CLEC operations.

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

The Company owned 1,000,000 shares of Spinnaker Industries, Inc. common stock. As described in the Notes to the accompanying financial statements, the Company accounts for this investment under the provision of Statement of Financial Accounting Standards No. 115 "Investment and Debt and Equity Securities." Under the provision of this standard, the Company records this investment at its publicly traded market price at the end of each accounting period and records the change in unrealized gains (loss) in that period's comprehensive income. In addition, under the provisions of this statement, if the quoted market indicated by that valuation is below the Company's basis, management is required to consider if the decline in value is other than temporary and, if so determined, write down the investment to its publicly traded value by recording the loss in the Statement of Operations. As of December 31, 2000, the basis of the Spinnaker shares was $3.2 million, or $3.19 per share. At December 31, 2001, the quoted market price of these shares was $0 per share. During the year ended December 31, 2000, Spinnaker recorded a loss from continuing operations of $17.7 million. Losses of $5.2 million and $2.8 million were recorded for the years ended December 31, 1999 and 1998, respectively. In the nine months ended September 30, 2001, Spinnaker recorded a net loss of $53.9 million, including $41.2 million of restructuring and asset impairment reserves related to the close of its Spinnaker Coating facility in Westbrook, Maine. On October 15, 2001, Spinnaker Industries announced that it would not be making that day's scheduled interest payment with regard to its 10 3/4% Senior Notes and it was actively engaged in discussion with a majority of the holders of those notes for the purpose of negotiating a consensual restructuring of its indebtedness. On November 13, 2001, Spinnaker announced that it has commenced voluntary proceedings under Chapter 11 of the U.S. Bankruptcy Code for the purpose of facilitating and accelerating its financial restructuring. Spinnaker also announced that it had reached agreement, subject to Bankruptcy Court approval, with its existing lenders to provide up to $30 million in debtor-in possession financing, which Spinnaker believes will allow it to continue operating its business in the ordinary and customary manner. There has been no quoted price since the stock at December 31, 2002. The Company believes that the decline in quoted value is other than temporary and, accordingly, has recorded a loss of $3.2 million during 2001 to write down its investment in Spinnaker to $0 at December 31, 2001. In late March 2002, all assets of Spinnaker were sold and equity holders received no value.


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

Income from Continuing Operations

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2002, Lynch Interactive Corporation had current assets of $37.1 million and current liabilities of $49.9 million. Working capital was a deficit $12.8 million as compared to a deficit $8.9 million at December 31, 2001. This increase in the deficit was principally the result of the reclassification from long-term to current of $6.4 million of long-term debt which is due in December, 2003. During 2003, the Company expects to extend the maturity of certain debt instruments and refinance other debt instruments thereby issuing additional long-term debt, and reducing the negative working capital though there is no assurance that the Company can accomplish this.

Cash at December 31, 2002, was $23.3 million about the same as the previous year. During the year ended December 31, 2002, the net cash provided by operations of $25.5 million was used to invest in plant and equipment and repay debt. The Company used $7.6 million of restricted cash at December 31, 2001, as part of the repurchase of $10.5 million of convertible debt. In addition, during the year ended December 31, 2002, the Company generated $3.0 million of cash proceeds for the sale of a minority interest in a cellular operation and issued $7.1 million in long-term debt.

Capital expenditures were $23.8 million in 2002 and $20.5 million in 2001. Anticipated capital expenditures in 2003 are approximately $20 million. External financing is currently in place for approximately $7 million of these expenditures. The remainder will be financed from internal sources. $20 million in capital expenditures are expected to be made in 2004.

Subsequent to December 31, 2002, the Company issued $3.3 million of long-term debt through the refinancing of Lynch Telephone Corporation III.

On November 29, 2002, Interactive repurchased from Cascade Investment, LLC, the remaining outstanding $10 million in principal amount of its convertible notes pursuant to a previously negotiated put arrangement. The repurchase price was at 105% of the principal amount was funded by the balance in the restricted cash account.

On March 26, 2003, the Company issued a press release and filed a Current Report on Form 8-K disclosing a planned offering of certain securities to its shareholders which is expected to be completed in 2003.

At December 31, 2002, total debt (including notes payable to banks) was $189.5 million, a decrease of $14.0 million from December 31, 2001. At December 31, 2002, there was $124.7 million of fixed interest rate debt outstanding averaging 7.1% and $64.8 million of variable interest rate debt averaging 4.4%. Of the debt at fixed interest rates, there is $34.5 million of subordinated notes at a 10% interest rate issued to sellers as part of the acquisition.

Interactive has a short-term line of credit facility, which expires August 31, 2003, with maximum availability totaling $10.0 million all of which was outstanding at December 31, 2002. The Company is pursuing various financing alternatives including renewal of the line of credit, refinancing substantially all or individual pieces of its currently outstanding debt, and sale of certain investments. The Company expects that this line of credit facility will be renewed in August 2003. While it is management's belief that the Company will have adequate resources to fund operations over the next twelve months, there can be no assurance that the Company will obtain financing on terms acceptable to management.

In general, the long-term debt facilities at subsidiaries are secured by substantially all of the Company's property, plant and equipment, receivables and common stock of certain subsidiaries and contain certain covenants restricting distribution to Lynch Interactive. At December 31, 2001 and 2002, substantially all of the subsidiaries' net assets are restricted.

A subsidiary of the Company has guaranteed $3.8 million of an equity investees' total debt of $10.1 million.

Subsequent to the spin-off by Lynch Corporation, the Board of Directors of Lynch Interactive Corporation authorized the purchase of up to 100,000 shares of common stock. Through December 31, 2002, 32,115 shares had been purchased at an average cost of $36.95 per share. Subsequent to year-end, an additional 2,000 shares have been acquired at an average cost of $25.60 per share.

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

Interactive has a high degree of financial leverage. As of December 31, 2002, the ratio of total debt to equity was 8.4 to 1. Certain subsidiaries also have high debt to equity ratios. In addition, the debt at subsidiary companies contains restrictions on the amount of funds that can be transferred to the respective parent of the subsidiaries.

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

                                                           Payments Due by Period
                                                              (In thousands)
                                                  Less than
                                     Total         1 year        1 - 3 years     4 - 5 years    After 5 years
                                     ------------------------------------------------------------------------

Long-term Debt (a) ...............   $176,621      $ 18,272      $ 39,181        $ 48,285       $ 70,883

Operating Leases .................      1,337           352           566             419             --
                                     --------      --------      --------        --------       --------

Total Contractual Cash Obligations   $177,958      $ 18,624      $ 39,747        $ 48,704       $ 70,883
                                     ========      ========      ========        ========       ========


(a) Does not include interest payments on debt

The company has certain  financing  commitments  from banks and other  financial
institutions  that  provide  liquidity.   The  following  table  summarizes  the
expiration of these commitments for the periods shown:




                                                                   Amount of Commitment Expiration
                                                                             Per Period
                                                                           (In thousands)
                                            Total
                                           Amounts            Less than
Other Commercial Commitments               Committed           1 year        1 - 3 years     4 - 5 years     Over 5 years
                                           --------------- --------------- ---------------- --------------- -------------
Lines of Credit ..............            $12,882             $12,882                 --              --               --

Standby Letter of Credit (Notes
 payable to Banks)...... .....                 --                  --                 --              --               --

Guarantees ...................              3,750                  --                 --              --          $ 3,750

Standby Repurchase Obligations                 --                  --                 --              --               --

Other Commercial Commitments .                 --                  --                 --              --               --
                                          -------             -------            -------         -------          -------

Total Commercial Commitments .            $16,632             $12,882                 --              --          $ 3,750
                                          =======             =======            =======         =======          =======

A subsidiary of the Company has guaranteed $3.8 million of an equity investees' total debt of $10.1 million.

The Company has initiated an effort to monetize certain of its assets, including selling a portion or all of certain in vestment in certain of its operating entities. These may include minority interest in network affiliated television stations and certain telephone operations where growth opportunities are not readily apparent. There is no assurance that all or any part of this program can be effectuated on acceptable terms. In March 2002, the Company sold its 20.8% interest in the New Mexico cellular property, RSA #1 (North) to Verizon Wireless for $5.5 million and repaid certain outstanding indebtedness to Verizon. (See
Note 5 in the accompanying financial statements)

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

Purchase   Price   Allocation/Test   for   Impairment   of  Goodwill  and  Other
Indefinite-lived Intangible Assets

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

Annually, the Company tests goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of impairment, if any. The Company performed its transitional impairment tests of goodwill and other indefinite lived intangible assets as of January 1, 2002 and the first of its required annual tests as of October 1, 2002 and determined that there were no impairments at that time.

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

Recently Issued Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement obligations. This standard provides accounting guidance for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction or development and (or) normal operation of that asset. According to the standard, the fair value of an asset retirement obligation (ARO liability) should be recognized in the period in which (1)a legal obligation to retire a long-lived asset exists and (2) the fair value of the obligation based on retirement cost and settlement date is reasonably estimable. Upon initial recognition of the ARO liability, the related asset retirement cost should be capitalized by increasing the carrying amount of the related long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Under FCC mandated accounting practices, the Company is prohibited from complying with the provisions of SFAS 143 at this time.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to market risks relating to changes in the general level of U.S. interest rates. Changes in interest rates affect the amount of interest earned on the Company's cash equivalents and short-term investments (approximately $23.4 million at December 31, 2002 and $31.2 million at December 31, 2001). The Company generally finances the debt portion of the acquisition of long-term assets with fixed rate, long-term debt. The Company generally maintains the majority of its debt as fixed rate in nature by borrowing on a fixed long-term basis. The Company does not use derivative financial instruments for trading or speculative purposes. Management does not foresee any significant changes in the strategies used to manage interest rate risk in the near future, although the strategies may be reevaluated as market conditions dictate.

At December 31, 2002, approximately $64.8 million, or 34% of Interactive's long-debt and notes payable bears interest at variable rates. Accordingly, the Company's earnings and cash flows are affected by changes in interest rates. Assuming the current level of borrowings for variable rate debt and assuming a one percentage point change in the 2002 average interest rate under these borrowings, it is estimated that Interactive's 2002 interest expense would have changed by approximately $0.5 million. In the event of an adverse change in interest rates, management would likely take actions to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, the analysis assumes no such actions. In addition, if the Company were to convert a significant portion of its assets variable interest rate debt into fixed interest, at current time such could increase interest expense by $1.5 million levels. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 15(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item 10 is included under the caption "Executive Officers of the Registrant" in Item 1 hereof and included under the captions "Election of Directors" and "Section 16(a) Reporting" in Registrant's Proxy Statement for its Annual Meeting of Shareholders for 2003, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is included under the captions "Compensation of Directors," "Executive Compensation," "Executive Compensation and Benefits Committee Report on Executive Compensation" and "Performance Graph" in Registrant's Proxy Statement for its Annual Meeting of Shareholders for 2003, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item 12 is included under the caption "Security Ownership of Certain Beneficial Owners and Management," in the Registrant's Proxy Statement for its Annual Meeting of Shareholders for 2003, which information is included herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is included under the caption "Executive Compensation", and "Transactions with Certain Affiliated Persons" in the Registrant's Proxy Statement for its Annual Meeting of Shareholders for 2003, which information is included herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.

     Our chief executive officer and chief financial officer have evaluated the effectiveness of the Registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934 (the "Act")) as of a date within 90 days of the filing date of this annual report (Evaluation Date). They have concluded that, as of the Evaluation Date, the Registrant's disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed by the Registrant in the reports that if files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b)  Changes in internal controls.

     There were no significant changes in the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses in these controls requiring corrective actions.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K


(a)(1) The  following  documents  are  filed as part of this  Form  10-K  Annual
       Report: Financial Statements:

          Reports of Independent Auditors and the following Financial Statements of the Company are included herein:

          Consolidated Balance Sheets - December 31, 2001 and 2002 Consolidated Statements of Operations - Years ended December 31, 2000, 2001 and 2002 Consolidated Statements of Shareholders' Equity - Years ended December 31, 2000, 2001 and 2002 Consolidated Statements of Cash Flows
          - Years ended December 31, 2000, 2001 and 2002 Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules:

          Schedule I - Condensed Financial Information of Registrant
          Schedule II - Valuation and Qualifying Accounts

(a)(3) Exhibits: See the Exhibit Index on pages 51 through 53

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, or are inapplicable, and therefore have been omitted.

See Page 2 above re Forward Looking Information.

(b)  Reports on Form 8-K:

          Current Report on Form 8-K filed on November 29, 2002.

(c) Exhibits: The following Exhibits listed in the Exhibit Index are filed with this Form 10-K Annual Report:

          3.2  Amended By-laws of Registrant

          23   Consents of Siepert & Co., L.L.P. for use of:

               - Report of Siepert & Co., L.L.P. on the financial statements of Cuba City Telephone Exchange Company for the year ended December 31, 2002 and 2001

               - Report of Siepert & Co., L.L.P. on the financial statements of Belmont Telephone Company for the year ended December 31, 2002 and 2001

               - Report of Siepert & Co., L.L.P. on the financial statements of Upper Peninsula Telephone Company for the year ended December 31, 2002 and 2001

               - Report of Siepert & Co., L.L.P. on the financial statements of Lynch Michigan Telephone Holding Company for the year ended December 31, 2001 and 2000

          24   Powers of Attorney

          99.1  Report of Independent Auditors

               - Report of Siepert & Co., L.L.P. on the financial statements of Cuba City Telephone Exchange Company for the year ended December 31, 2002 and 2001

               - Report of Siepert & Co., L.L.P. on the financial statements of Belmont Telephone Company for the year ended December 31, 2002 and 2001

               - Report of Siepert & Co., L.L.P. on the financial statements of Upper Peninsula Telephone Company for the year ended December 31, 2002 and 2001

               - Report of Siepert & Co., L.L.P. on the financial statements of Lynch Michigan Telephone Holding Company for the year ended December 31, 2001 and 2000

          99.2 Chief Executive Officer Section 906 Certification

          99.3 Chief Financial Officer Section 906 Certification

(d) Financial Statement Schedules: Financial Statement Schedules are listed in response to Item 15(a)(2)

                         REPORT OF INDEPENDENT AUDITORS


Shareholders and Board of Directors
Lynch Interactive Corporation

We have audited the accompanying consolidated balance sheets of Lynch Interactive Corporation (the "Company") and subsidiaries as of December 31, 2001 and 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedules listed in the index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. We did not audit the following: the financial statements of Cuba City Telephone Exchange Company and Belmont Telephone Company, indirect wholly-owned subsidiaries of Lynch Interactive Corporation, which statements reflect total assets of $4,347,000 and $4,372,000 as of December 31, 2001 and 2002,
respectively, and total revenues of $2,076,000, $2,139,000 and $2,117,000 for each of the three years in the period ended December 31, 2002; the financial statements of Upper Peninsula Telephone Company, an indirect wholly-owned subsidiary of Lynch Interactive Corporation, which statements reflect total assets of $26,720,000 as of December 31, 2002 and total revenues of $10,986,000 for the year then ended; and the financial statements of Lynch Michigan Telephone Holding Corporation, an indirect wholly-owned subsidiary of Lynch Interactive Corporation, which statements reflect total assets of $33,147,000 as of December 31, 2001 and total revenues of $11,246,000 for the year then ended. Those financial statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included in the consolidated financial statements and financial statement schedules for Cuba City Telephone Exchange Company and Belmont Telephone Company in 2000, 2001 and 2002, Upper Peninsula Telephone Company in 2002 and Lynch Michigan Telephone Holding Corporation in 2001, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lynch Interactive Corporation and subsidiaries at December 31, 2001 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, based on our audits and the reports of other auditors, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2002, the Company changed its method of accounting for goodwill and other intangible assets.

                                                          /s/ Ernst & Young LLP


Stamford, Connecticut
March 14, 2003


                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                           December 31,
                                                   -----------------------------
                                                        2001          2002
                                                   -----------------------------
                                                        (In Thousands)

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents ......................   $  23,664    $  23,356
  Restricted cash ................................       7,569         --
  Receivables, less allowances of $424 and
    $316, respectively ...........................       9,963        8,916
  Material and supplies ..........................       3,373        3,351
  Prepaid expenses and other current assets ......       1,757        1,451
  Current assets of Morgan Group Holding Co. .....
      distributed to shareholders ................      12,757         --
                                                     ---------    ---------
TOTAL CURRENT ASSETS .............................      59,083       37,074

PROPERTY, PLANT AND EQUIPMENT:
  Land ...........................................         840          807
  Buildings and improvements .....................      10,858       12,741
  Machinery and equipment ........................     178,110      195,015
                                                     ---------    ---------
                                                       189,808      208,563
  Accumulated Depreciation .......................     (74,419)     (88,201)
                                                     ---------    ---------
                                                       115,389      120,362

EXCESS OF COST OVER FAIR VALUE OF NET ASSETS
  ACQUIRED, NET (GOODWILL) .......................      60,889       60,884
INVESTMENTS IN AND ADVANCES TO AFFILIATED ENTITIES      14,277        9,343
OTHER ASSETS .....................................      19,469       17,684
NON CURRENT ASSETS OF MORGAN GROUP HOLDING CO ....
   DISTRIBUTED TO SHAREHOLDERS ...................      10,241         --
                                                     ---------    ---------


TOTAL ASSETS .....................................   $ 279,348    $ 245,347
                                                     =========    =========


See accompanying notes

                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                           December 31,
                                                     ---------------------------
                                                         2001          2002
                                                     ---------------------------
                                                           (In Thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Notes payable to banks ..........................   $  10,336    $  12,882
  Trade accounts payable ..........................         921        1,638
  Accrued interest payable ........................       1,579          384
  Accrued liabilities .............................      15,700       16,682
  Convertible debt ................................      10,000         --
  Current maturities of long-term debt ............      18,126       18,272
  Current liabilities of Morgan Group Holding Co. .
       distributed to shareholders ................      11,281         --
                                                      ---------    ---------
     TOTAL CURRENT LIABILITIES ....................      67,943       49,858



LONG-TERM DEBT ....................................     165,076      158,349
DEFERRED INCOME TAXES .............................       6,844        6,621
OTHER LIABILITIES .................................         887          736
MINORITY INTEREST .................................       6,120        7,151
NON CURRENT LIABILITIES AND MINORITY
  INTERESTS OF MORGAN GROUP HOLDING CO ............
  DISTRIBUTED TO SHAREHOLDERS .....................       7,961         --

COMMITMENTS AND CONTINGENCIES (Note 13)

SHAREHOLDERS' EQUITY
  COMMON STOCK, $0.0001 PAR VALUE-10,000,000
     SHARES AUTHORIZED; 2,824,766 ISSUED; 2,820,051
     and 2,792,651 outstanding ....................        --           --
  ADDITIONAL PAID-IN CAPITAL ......................      21,406       21,406
  RETAINED EARNINGS ...............................       1,800        1,879
  ACCUMULATED OTHER COMPREHENSIVE INCOME ..........       1,542          534
  TREASURY STOCK, 4,715 and 32,115 shares, at cost         (231)      (1,187)
                                                      ---------    ---------
                                                         24,517       22,632
                                                      ---------    ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ........   $ 279,348    $ 245,347
                                                      =========    =========

See accompanying notes

                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                Years Ended December 31,
                                                                   -------------------------------------------
                                                                         2000           2001           2002
                                                                   -------------------------------------------
                                                                         (In Thousands, except per share data)

SALES AND REVENUES ............................................   $    66,983    $    79,352    $    86,304

COSTS AND EXPENSES:
  Multimedia cost of sales ....................................        48,477         57,019         63,637
  Selling and administrative ..................................         3,175          2,348          3,434
                                                                  -----------    -----------    -----------
OPERATING PROFIT ..............................................        15,331         19,985         19,233
                                                                  -----------    -----------    -----------
Other income (expense):
  Investment income ...........................................         3,260          2,862          1,765
  Interest expense ............................................       (13,568)       (13,936)       (13,031)
  Equity in earnings of affiliated companies ..................         1,669            932          1,262
  Impairment of investment in Spinnaker Industries, Inc. ......          --           (3,194)          --
  Provision for impairment of investment in spectrum license ..          --             --           (5,479)
    holders
  Gain on sales of subsidiary stock and other assets ..........         4,187           --            4,965
                                                                  -----------    -----------    -----------
                                                                       (4,452)       (13,336)       (10,518)
                                                                  -----------    -----------    -----------

INCOME BEFORE INCOME TAXES, MINORITY  INTERESTS, AND OPERATIONS
   OF THE MORGAN GROUP, INC. ("MORGAN") DISTRIBUTED TO
   SHAREHOLDERS ...............................................        10,879          6,649          8,715
Provision for income taxes ....................................        (4,971)        (3,454)        (3,924)
Minority interests ............................................          (877)          (661)        (1,030)
                                                                  -----------    -----------    -----------
INCOME FROM CONTINUING OPERATIONS
   BEFORE  OPERATIONS OF MORGAN DISTRIBUTED
   TO SHAREHOLDERS ............................................         5,031          2,534          3,761

LOSS FROM OPERATIONS OF MORGAN DISTRIBUTED
  TO SHAREHOLDERS NET OF INCOME TAXES OF
 $2,451, $(166) and $0, RESPECTIVELY, AND MINORITY
  INTERESTS OF $2,133, $603, and $868, RESPECTIVELY ...........        (2,666)        (1,386)        (1,888)
                                                                  -----------    -----------    -----------

NET INCOME ....................................................   $     2,365    $     1,148    $     1,873
                                                                  ===========    ===========    ===========

Basic and diluted weighted average shares outstanding .........     2,823,000      2,821,000      2,805,000
                                                                  ===========    ===========    ===========
BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:

INCOME BEFORE OPERATIONS OF MORGAN DISTRIBUTED
 TO SHAREHOLDERS ..............................................   $      1.78    $      0.90    $      1.34
LOSS FROM OPERATIONS OF MORGAN DISTRIBUTED TO
    SHAREHOLDERS ..............................................         (0.94)         (0.49)         (0.67)
                                                                  -----------    -----------    -----------

NET INCOME ....................................................   $      0.84    $      0.41    $      0.67
                                                                  ===========    ===========    ===========


See accompanying notes.

                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIAIRES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (In Thousands, Except Share Data)


                                                                                     Accumulated
                                  Shares of                                             Other
                                   Common                 Additional                   Compre-
                                    Stock      Common      Paid-in      Retained       hensive      Treasury
                                  Outstanding   Stock      Capital      Earnings       Income         Stock       Total
                                 ------------ ---------- ------------- ------------ -------------- ------------ ----------
Balance at December 31, 1999      1,412,183   $     0     $ 21,404      $(1,713)      $ 7,240        $  (20)     $ 26,911
Two-for-one stock split ....      1,412,183        --           --           --            --            --            --
Net income for the period ..         --            --           --        2,365            --            --         2,365
Unrealized loss on available
for sale securities ........         --            --           --           --        (4,699)           --        (4,699)
Reclassification adjustment          --            --           --           --          (480)           --          (480)
                                                                                                                 ----------
  Comprehensive income .....         --            --           --           --            --            --        (2,814)
                                                                                                                 ----------
Adjustment relating to
acquisition ................         --            --           --           --          (566)           --          (566)
  Cost

Purchase of treasury stock .       (2,700)         --           --           --            --          (132)         (132)
                               ----------    ----------   ----------   ----------    ----------    ----------    ----------
Balance at December 31, 2000    2,821,666           0       21,404          652         1,495          (152)       23,399
Net income for the period ..         --            --           --        1,148          --              --         1,148
Unrealized loss on available
for
  sale securities ..........         --            --           --           --        (1,688)           --        (1,688)
 Reclassification adjustment         --            --           --           --         1,735            --         1,735
                                                                                                                 ----------
    Comprehensive income ...         --            --           --           --            --            --         1,195
                                                                                                                 ----------
Issuance of Treasury Shares           185          --            2           --            --             9            11
Purchase of Treasury Stock .       (1,800)         --           --           --            --           (88)          (88)
                               ----------    ----------   ----------   ----------    ----------    ----------    ----------
Balance at December 31, 2001    2,820,051    $      0     $   21,406   $  1,800    $    1,542      $   (231)   $   24,517
Dividend of shares of Morgan
Group Holding Inc. .........         --            --           --       (1,794)         --              --        (1,794)
Net income for the period ..         --            --           --        1,873          --              --         1,873
Unrealized loss on available
for ........................         --            --           --           --          (780)           --          (780)
  sale securities, net
 Reclassification adjustment         --            --           --           --          (228)           --          (228)
                                                                                                                 ----------
    Comprehensive income ...         --            --           --           --          --              --           865
                                                                                                                 ----------
Purchase of Treasury Stock .      (27,400)         --           --           --          --            (956)         (956)
                               ----------    ----------   ----------   ----------    ----------    ----------    ----------
Balance at December 31, 2002    2,792,651    $       0    $   21,406   $  1,879     $    534    $    (1,187)   $   22,632
                               ==========    ==========   ==========   ==========    ==========    ==========    ==========


See accompanying notes.

                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Years Ended December 31,
                                                                        ----------------------------------------------
                                                                                2000        2001        2002
                                                                        ----------------------------------------------
                                                                                       (In Thousands)
OPERATING ACTIVITIES
Net income ..............................................................   $  2,365    $  1,148    $  1,873
Depreciation and amortization ...........................................     15,797      18,283      19,353
Unrealized gain on trading securities ...................................       (479)       --          --
Net proceeds from sale of trading securities ............................       --         2,066        --
Minority interests ......................................................        877         661       1,030
Equity in Earnings of affiliated companies ..............................     (1,669)       (932)     (1,262)
Provision for impairment of investment in spectrum license holders ......       --          --         5,479
Gain on redemption of East/West preferred stock .........................     (4,125)       --          --
Gain on sale of cellular partnership ....................................       --          --        (4,965)
Impairment of investment in Spinnaker Industries, Inc. ..................       --         3,194        --
Gain on sale of securities ..............................................       (909)       (198)       (228)
Deferred income taxes ...................................................     (2,101)       (724)        398
Non-cash items and changes in operating assets and liabilities from operations of Morgan Group Holding Co. to be distributed to
  shareholders ..........................................................      3,539       1,032       1,888
Assets transferred in settlement of litigation ..........................       --           415        --
Changes in operating assets and liabilities, net of effects of acquisitions:
    Trade accounts receivable ...........................................       (834)     (1,082)      1,047
    Trade accounts payable and accrued liabilities ......................      2,850        (629)        563
    Other ...............................................................       (658)      1,326         328
Other ...................................................................     (1,034)       (212)       --
                                                                              --------    -------   --------
NET CASH PROVIDED BY OPERATING ACTIVITIES ...............................     13,619      24,348      25,504
                                                                              --------    -------   --------

INVESTING ACTIVITIES
Acquisition (total cost less debt assumed and cash equivalents acquired):
    Central Utah Telephone Company ......................................       --        (6,914)       --
    American Alarm Company ..............................................       --        (3,085)       --
Investment in Personal Communications Services
  Partnerships, net .....................................................     (7,988)       (186)       (788)
Proceeds from redemption of East/West preferred stock ...................      8,712        --          --
Proceeds from sale of cellular partnership ..............................       --          --         2,958
Capital expenditures ....................................................    (17,208)    (20,533)    (23,785)
Proceeds from sale of securities ........................................      1,563         494         398
Cash received from liquidation of partnership ...........................       --           550        --
Investing activities of operations of Morgan Group Holding Co. to be
  distributed to shareholders ...........................................       (104)     (2,718)       --
Other ...................................................................        896       1,276         215
                                                                             --------    -------     -------
NET CASH USED IN INVESTING ACTIVITIES ...................................    (14,129)    (31,116)    (21,002)
                                                                             --------    -------     -------

FINANCING ACTIVITIES
Issuance of long-term debt ..............................................     13,489      30,847       7,087
Payments to reduce long-term debt .......................................    (16,021)    (24,499)    (21,056)
Net borrowings, lines of credit .........................................      1,062       6,003       2,546
Purchase of Treasury stock ..............................................       (132)        (88)       (956)
Financing activities of operations of Morgan Group Holding Co.  to be
distributed to shareholders .............................................       (769)        439        --
Other ...................................................................        208         465        --
                                                                             --------    -------     -------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES .....................     (2,163)     13,167     (12,379)
                                                                             --------   -------    --------
Net increase (decrease) in cash and cash equivalents ....................     (2,673)      6,399      (7,877)
Cash and cash equivalents at beginning of year ..........................     27,507      24,834      31,233
                                                                            --------    --------    --------
Cash and cash equivalents at end of year ................................   $ 24,834    $ 31,233    $ 23,356
                                                                            ========    ========    ========

See accompanying notes .

                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2002

1.   Accounting and Reporting Policies

Organization

On September 1, 1999, Lynch Corporation distributed 100 percent of the outstanding shares of common stock of its wholly-owned subsidiary, Lynch Interactive Corporation, to the then holders of record of Lynch's common stock ("Spin-Off"), in the form of a tax-free distribution. As part of the Spin-Off, Interactive received one million shares of common stock of Spinnaker Industries, Inc. representing an approximately 13.6% equity ownership interest (and an approximate 2.5% voting interest) and Interactive also assumed certain short-term and long-term debt obligations of Lynch Corporation.

Interactive and Lynch have entered into certain agreements governing various ongoing relationships, including the provision of support services and a tax allocation agreement. The tax allocation agreement provides for the allocation of tax attributes to each company as if it had actually filed with the respective tax authority. At the time of the Spin-Off, the employees of the corporate office of Lynch became the employees of Interactive and for a period of time thereafter, Interactive began providing certain support services to Lynch. The Company charged a management fee for these services to Lynch Corporation amounting to approximately $265,000 in 2000 and $208,000 in 2001. In September 2001, Interactive stopped charging this management fee to Lynch since the services were no longer being provided.

In January 2002, Interactive spun off its interest in The Morgan Group, Inc. ("Morgan"), its only services subsidiary, via a tax-free dividend to its shareholders of the stock of Morgan Group Holding Co., a corporation that was initially formed to serve as a holding company for Interactive's, among other business purposes, controlling interest in Morgan. Morgan Group Holding Co. is now a public company. Accordingly, the amounts for Morgan are reflected on a one-line basis in the consolidated financial statements as of December 31, 2001 and for the year then ended as amounts "to be distributed to shareholders." Similarly, the prior years' financial statements have been restated to be comparable with the current year's presentation.


Basis of Presentation

The accompanying financial statements represent the consolidated accounts of Interactive which primarily consists of its telephone (81%-100% owned during each of the three years ended December 31, 2002), cable television (60% at December 31, 2000 and 100% owned at December 31, 2001 and December 31, 2002) and security (64% owned from date of acquisition of American Alarm on November 30, 2001) subsidiaries. All material intercompany transactions and balances have been eliminated. Investments in affiliates in which the Company does not have a majority voting control are accounted for in accordance with the equity method. The Company accounts for the following affiliated companies on the equity basis of accounting:

The Company's public utility subsidiaries are regulated by both the Federal Communications Commission (FCC) and various state commissions. These subsidiaries follow the accounting prescribed by the Uniform System of Accounts of the FCC and the state commissions and Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." Where applicable, this accounting recognizes the economic effects of rate regulation by recording costs and a return on investment as such amounts are recovered through rates authorized by regulatory authorities.

Coronet Communications Company (20% owned at December 31, 2002), Capital Communications Company, Inc. (49% owned at December 31, 2002), Fortunet Communications, L.P. (49.9% owned through February 2001), and the telecommunications operations in New Mexico, Iowa and New York (5% to 21% owned at December 31, 2002).

The shares of Spinnaker Industries, Inc., in which the company owned 2.5% of the voting power and 13.6% of the common equity, are accounted for in accordance with Statements of Financial Accounting Standards (SFAS) No. 115 "Investment in Debt and Equity Securities." On November 13, 2001, Spinnaker announced that it has commenced voluntary proceedings under Chapter 11 of the U.S. Bankruptcy Code for the purpose of facilitating and accelerating its financial restructuring. On January 9, 2002, both classes of Spinnaker's stock were de-listed from the American Stock Exchange. The Company believed at December 31, 2001, that the decline in quoted value was other than temporary and, accordingly, recorded a loss of $3.2 million during 2001 to write down its investment in Spinnaker to $0 at December 31, 2001. In late March 2002, all assets of Spinnaker were sold and the equity holders received no value.

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


Cash Equivalents

Cash equivalents consist of highly liquid investment with a maturity of three months or less when purchased.

At December 31, 2001 and 2002, assets of $14.6 million and $12.4 million, which are classified as cash and cash equivalents, are invested in United States Treasury money market funds for which affiliates of the Company serve as investment managers to the respective funds.

At December 31, 2001, the Company has segregated $7.6 million of U.S. Treasury Bills in a separate account and pledged this account as collateral on a letter of credit that secured the Company's obligation under a put (option to sell) on certain of the Company's debt. (See Note 6-Notes Payable and Long-term Debt).

Marketable Securities

Marketable securities consist principally of common stocks. At December 31, 2001 and 2002, Interactive's investment in marketable securities, which had carrying values of $3.8 million and $2.3 million, respectively, were classified as available-for-sale. Trading and available-for-sale securities are stated at fair value with unrealized gains or losses on trading securities included in earnings and unrealized gains or losses on available-for-sale securities included in equity and as a component of comprehensive income (loss). Unrealized gains (losses) on available-for-sale securities were ($8.1 million), ($3.0 million), and ($1.3 million) for the years ended December 31, 2000, 2001 and 2002, respectively. The changes in unrealized gains in each of the periods presented, net of tax, have been included in the Consolidated Statements of Shareholder's Equity, as "Accumulated other comprehensive income."

The cost of marketable securities sold is determined on the specific identification method. Realized gains included in investment income were $0.9 million, $1.4 million and $0.4 million for the years ended December 31, 2000, 2001 and 2002, respectively.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information. Receivable balances are reviewed on an aged basis and account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is doubtful.

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

When a portion of the Company's depreciable property, plant and equipment relating to its telephone operations business is retired, the gross book value of the assets, including cost of disposal and net of any salvage value, is charged to accumulated depreciation, in accordance with the Company's regulated accounting procedures.

Excess of Cost Over Fair Value of Net Assets Acquired, Net (Goodwill)

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

The Company tests goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of impairment, if any. The Company performed its transitional impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and the first of its required annual tests October 1, 2002 and determined that there were no impairments at that time.

The application of the non-amortization provisions of Statement No. 142 increased Income from continuing operations for the year ended December 31, 2002 by approximately $2.5 million ($0.89 per basic and diluted share) whereas the similar amortization charge for the years ended December 31, 2001 and 2000 were approximately $2.4 million ($0.85 per basic and diluted share) and $2.1 million ($0.74 per basic share), respectively.

The following table discloses what the effects of the non-amortization of goodwill and indefinite lived intangible assets would be for income and per share amounts for the periods displayed:

                                                                                        Year Ended December 31,
                                                                                ---------------------------------------
                                                                                   2000             2001         2002
                                                                                ---------------------------------------
As reported:                                                                                       (000s)
    Income before operation of Morgan .....................................     $ 5,031    $        2,534   $    3,761
      distributed to Shareholders
    Loss from operations of Morgan distributed to
       Shareholders .......................................................      (2,666)           (1,386)      (1,888)
                                                                                 -------    --------------   ----------
    Net Income (loss) .....................................................     $ 2,365    $        1,148   $    1,873
                                                                                =======    ==============   ==========

Adjustment from non-amortization Continuing operations net of income taxes of $300, $296, and $0, and minority interest
    of $76, $74, and $0, respectively .....................................     $ 2,079    $        2,392   $     --
    Operations of Morgan, net of income taxes of
    $244, $0, and $0 and minority interestsof
    $173, $185 and $0, respectively.......................................      $   217    $          287   $     --

As adjusted:
    Income (loss) from continuing operations ..............................     $ 7,110    $        4,926   $    3,761
    Income (loss) from operations of Morgan ...............................      (2,449)           (1,099)      (1,888)
                                                                                -------    --------------   ----------
    Net income ............................................................     $ 4,661    $        3,827   $    1,873
                                                                                =======    ==============   ==========

Basic and diluted earnings per share
    Income (loss) from continuing operations ..............................     $  2.52    $         1.75   $     1.34
    Income (loss) from operations of Morgan ...............................       (0.87)            (0.39)       (0.67)
                                                                                -------    --------------   ----------
    Net Income (loss) .....................................................     $  1.65    $         1.36   $     0.67
                                                                                =======    ==============   ==========

The following tables display the details of goodwill and intangible assets as of the dates shown.

                                                             December 31,
                                                   -----------------------------
                                                       2001              2002
                                                   -----------------------------
Subscriber Lists:  Intangible Assets subject to
   amortization
Asset .........................................       $7,194             $7,284
Accumulated Amortization ......................       $  986             $2,370

                                                         Year Ended December 31,
                                                   -----------------------------------
                                                    2000           2001         2002
                                                   -----------------------------------
Total amortization expense                           $-            $  189       $1,384


                                               2003       2004         2005        2006         2007
                                          ----------------------------------------------------------
Estimated aggregate amortization
expense by year ................               $552       $552         $547        $547         $547

                                                             December 31,
                                                   -----------------------------
                                                      2001         2002
                                                   -----------------------------
Intangible assets not subject to amortization:
     Goodwill ........                                $60,889      $60,884
     Cellular licenses                                $ 1,650      $ 1,650


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


Segment Information

The Company follows the provisions of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 requires disclosure of selected financial and descriptive information for each operating segment based on management's internal organizational decision-making structure. Additional information is required on a company-wide basis for revenues by product or service, revenues and identifiable assets by geographic location and information about significant customers. Subsequent to the spin-off of Morgan, the Company has only one reportable segment - multimedia - see Note 14.

Stock Based Compensation

Historically, the Company applies the disclosure only provisions of SFAS No. 123, Accounting for Stock Based Compensation. In the three years ended December 31, 2002, the Company had provided pro forma data with regard to its consolidated subsidiary, The Morgan Group, Inc., such disclosure is no longer required as Morgan is being treated as a discontinued operations SFAS No. 123 establishes a fair value method of accounting and reporting standards for stock based compensation plans. However, as permitted by SFAS No. 123, Company elected to continue to apply provision of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its equity awards. Under APB No. 25, if the exercise price of the Company's employee stock options was not less than the market price of the underlying stock on the date of grant, no compensation expense is recognized. As the Company has had no options outstanding during any of the three years ended December 31, 2002, the disclosure practices of SFAS 123 are not applicable. The Company is required to disclose the pro forma net income (loss) and net income
(loss) per share as if the fair value method defined in SFAS No. 123 had been applied to all grants.

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

Recent Issued Accounting Pronouncements

Effective January 1, 2002, we adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This standard supersedes SFAS No. 121 and the provisions of APB Opinion No. 30, "Reporting the Results of Operations- Reporting the Effects of Disposal of a Setment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," with regard to reporting the effects of a disposal of a segment of a business. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale and addresses several SFAS No. 121 implementation issues. The adoption of SFAS No. 144 did not have a material effect on our results of operations or financial position.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement obligations "This standard provides accounting guidance for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction or development and (or) normal operation of that asset. According to the standard, the fair value of an asset retirement obligation (ARO liability) should be recognized in the period in which (1)a legal obligation to retire a long-lived asset exists and (2) the fair value of the obligation based on retirement cost and settlement date is reasonably estimable. Upon initial recognition of the ARO liability, the related asset retirement cost should be capitalized by increasing the carrying amount of the related long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We are currently evaluating the impact, if any, this new standard will have on our future results of operations or financial position.

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

Interactive has restated its prior year financial statements to present the operating results of Interactive on a comparable basis. Morgan's net sales were $101.2 million, and $128.4 million for the years ended December 31, 2001 and 2000, respectively.

The net assets of Morgan included in the accompanying consolidated balance sheets as of December 31, 2001, consist of the following (in thousands):


Cash and cash equivalents ....................................   $ 1,017
Accounts receivable, net .....................................     6,322
Prepaids and other (includes restricted cash of $2.6 million)      5,418
                                                                 -------
Current assets to be distributed to shareholders .............   $12,757
                                                                 =======

Property, plant and equipment, net ...........................   $ 3,385
Excess of cost over net fair value of net assets acquired, net     6,256
Other assets .................................................       600
                                                                 -------
Non-current assets to be distributed to shareholders .........   $10,241
                                                                 =======

Notes payable ................................................   $   580
Accounts payable .............................................     4,505
Accrued liabilities ..........................................     6,027
Current portion of long term debt ............................       169
                                                                 -------
Current liabilities to be distributed to shareholders ........   $11,281
                                                                 =======

Long term debt ...............................................   $    13
Other liabilities ............................................     4,078
Deferred income taxes ........................................     1,671
Minority interest ............................................     2,199
                                                                 -------
Non-current liabilities and minority interest to be
  distributed to shareholders ................................   $ 7,961
                                                                 =======

3.   Acquisitions and Dispositions

Acquisitions

On June 22, 2001, Lynch Telephone Corporation X, a subsidiary of Interactive, acquired Central Utah Telephone, Inc. and its subsidiaries, and Central Telcom Services, LLC, a related entity, for approximately $8.0 million in cash and $7.6 million in notes. The Company recorded approximately $11.0 million of goodwill, which was being amortized over 25 years, through December 31, 2001 (see Note 1).

This acquisition was accounted for as a purchase, and accordingly, the assets acquired and liabilities assumed were recorded at their estimated fair market values on the date of acquisition. The operating results of the acquired companies are included in the Statements of Operations from their respective acquisition dates.

The following unaudited consolidated pro forma information shows the results of the Company's operations presented as if the Central Utah acquisition and the distribution of Morgan were made at the beginning of 2000. The unaudited pro forma information is not necessarily indicative of the results of operations that would have occurred had the transactions been made at these dates nor is it necessarily indicative of future results of operations.



                                            Year Ended December 31,
                                         ---------------------------------
                                            2000           2001
                                         ---------------------------------
                                                 (Unaudited)
Sales ..................................   $71,705        $82,129
Income (loss) from continuing operations
  before extraordinary item ............   $ 5,361        $ 2,491
Net income (loss) ......................     5,361          2,491
Basic and diluted earnings per share:
   Net income (loss) ...................   $  1.90        $  0.88


4.   Wireless Communications Services

On February 22, 2001, Interactive spun-off to its shareholders 2,800,000 of Sunshine PCS Corporation ("Sunshine") Class A Common Stock. Sunshine was formed just prior to the spin-off through the merger of Sunshine with Fortunet Communications Limited Partnership and Interactive converted its 49.9% partnership interest in Fortunet into 3,000,000 shares of Class A Common Stock of Sunshine representing 49.9% of Sunshine's common equity interest. As part of the merger, Interactive exchanged $85 million of subordinated notes of Fortunet into $16.1 million (face value) of subordinated notes in Sunshine, Interactive's carrying value in these notes was $3.4 million at December 31, 2001. In addition prior to the spin-off, in exchange for $250,000, Interactive acquired 10,000 shares of preferred stock in Sunshine with an aggregate liquidation preference of $10.0 million and warrants to purchase 4,300,000 shares of Sunshine Class A Common Stock at $0.75 per share. Sunshine owns three 15 MHz personal communications services ("PCS") licenses in Tallahassee, Panama City and Ocala, Florida, areas covering a total population of 960,000 (based on 2000 census data). During 2002, as part of a rights offering to its shareholders by Sunshine, Interactive acquired an additional 58,824 shares of Sunshine's Class A Common Stock at $1.00; per share. Prior to the rights offering, Interactive loaned Sunshine $550,000. This amount, plus interest of $12,000, was repaid by Sunshine with a portion of the proceeds of the rights offering.

Also during 2002, Interactive exchanged subordinated notes of Sunshine with a principal in the amount of $18.5 million into two classes of preferred stock. Interactive received 12,500 shares of Sunshine's A-1 preferred stock which has a total liquidation value of $12.5 million and 2,000 shares of Sunshine's A-2 convertible preferred stock which has a liquidation value of $2.0 million and is convertible into 2.0 million shares of Sunshine Class A Common Stock. The book value of Interactive's investment is $3.4 million, therefore, there was no impact on the carrying value of the investment in Sunshine as a result of this restructuring.

During 2000, Interactive invested in four limited liability companies, which participated in four separate auctions. In the paging auction, Betapage
Communications, L.L.C. acquired 24 licenses at a net cost of $77,000; Interactive owns 49.9% of Betapage's equity. In the 39 MHz auction, PTPMS Communications, L.L.C. acquired 22 licenses for a net cost of $1.5 million; Interactive has loans to PTPMS of $1.4 million and owns 49.9% of PTPMS equity. In the Guard Band auction, PTPMS II Communications, L.L.C. acquired three licenses at a net cost of $6.3 million; Interactive has loans to PTPMS II of $6.1 million, and owns 49.9% of PTPMS II is equity. In a FCC auction conducted during 2002 for similar spectrum, which ended on September 18, 2002, the Lower 700 MHz Band Auction, the price per MHz of population was materially lower than the price paid by PTPMS II in 2000. Accordingly, during 2002, Interactive provided for the impairment for its investment in PTPMS II of $5.5 million, resulting in a net book value, at December 31, 2002, of $0.7 million.

In the C&F Block PCS Reauction ("Auction 35"), which ended on January 26, 2001, Theta Communications, LLC acquired one license at a net cost of $4.0 million. During the year ended December 31, 2001, $5.0 million of loans from Interactive to Theta were returned. Lynch Interactive owns 10% of Theta and has committed to fund a portion of the remaining license cost. An affiliate of Interactive also has invested in Theta.

During 2002, the FCC provided all participants in Auction 35, the option of withdrawing their high bid exchange for a return of all monies on deposit. Theta withdrew its bid on the licenses it acquired. All remaining monies were returned by the FCC and distributed to other owners.

During 2002, a wholly owned subsidiary of Interactive acquired eight licenses in the Lower MHz Auction at a total cost of $1.1 million.

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

At December 31, 2001 and 2002, LENCO's investment in Coronet was carried at a negative $946,000 and a negative $791,000, respectively, due to LENCO's guarantee of $3.8 million of Coronet's third party debt. Long-term debt of Coronet, at December 31, 2002, totaled $10.1 million due to a third party lender which is due quarterly through December 31, 2005.

At December 31, 2001 and 2002, LENCO II's investment in Capital is carried at zero as its share of net losses recognized to date have exceeded its net investment. LENCO II also owns $10,000 of Preferred Stock B of Capital, which is convertible at any time into the Common Stock of Capital in a sufficient amount to bring LENCO II's ownership to 50%.

Subsidiaries of Lynch Telephone Corporation own minority positions in two partnerships providing cellular service to three Rural Service Areas ("RSAs") in New Mexico. Adjusting for the minority positions in non wholly-owned and wholly-owned subsidiaries, Lynch Telephone Corporation's net equity interest in the two RSA's is as follows: RSA #3 - 21.1%, and RSA #5 - 17.0%. Lynch Telephone Corporation's net investment in these partnerships is $2.6 million at December 31, 2001 and $2.4 million at December 31, 2002. In January 2002, the Company sold its interest in RSA #1 (North) for $5.5 million ($3.0 million in cash and $2.5 million in satisfaction of a note payable to the acquiror), and recorded a pre-tax gain of approximately $5.0 million.

Undistributed earnings of companies accounted for using the equity method that are included in consolidated retained earnings are $1.0 million and $1.2 million at December 31, 2001 and 2002, respectively.

Summarized financial information for companies accounted for by the equity method as of and for the years ended December 31, is as follows:

                                                      Combined Information
                                                   -----------------------------
                                                   2000      2001      2002
                                                   -----------------------------
                                                       (In Thousands)
Current assets .................................   $10,955   $11,139   $20,283
Property, plant & equipment, intangibles & other   $41,899   $44,606   $39,109
Total Assets ...................................   $52,854   $55,745   $59,392
Current liabilities ............................   $ 6,651   $ 5,720   $13,002
Long term liabilities ..........................   $36,628   $36,641   $29,938
Equity .........................................   $ 7,755   $10,359   $16,452
Total liabilities & equity .....................   $52,854   $55,745   $59,392
Revenues .......................................   $37,442   $39,837   $56,216
Gross profit ...................................   $11,306   $18,636   $18,285
Net income .....................................   $ 4,679   $ 4,712   $10,790

6.   Notes Payable to Banks and Long-term and Convertible Debt

Long-term  debt   represents   borrowings  by  specific   entities,   which  are
subsidiaries of Interactive.

                                                                                       December 31,
                                                                                   2001             2002
                                                                             ------------------------------
                                                                                      (In Thousands)
Long-term debt consists of (all interest rates are at December 31, 2002):
Rural Electrification Administration (REA) and Rural Telephone Bank (RTB) notes payable in equal quarterly installments through 2027 at fixed interest rates ranging from 2% to 7.5% (4.9% weighted average), secured by

assets of the telephone companies of $150 million .............................   $  55,499    $  58,119

Bank credit facilities utilized by certain telephone and telephone holding companies through 2016, $30.4 million at fixed interest rates averaging
7.9% and $49.7 million at variable interest rates averaging 4.3% ..............      87,127       80,166

Unsecured notes issued in connection with acquisitions through 2008, all at fixed interest rates averaging 10% (costs held by management operations on
subsequent companies) .........................................................      34,512       34,749

Other .........................................................................       6,064        3,587
                                                                                   ---------   ---------
                                                                                    183,202      176,621
Current maturities ............................................................    (18,126)     (18,272)
                                                                                   ---------   --------
                                                                                  $ 165,076    $ 158,349
                                                                                   =========   =========

REA debt of $10.8 million bearing interest at 2% has been reduced by a purchase price allocation of $1.7 million reflecting an imputed interest rate of 5%. Unsecured notes issued in connection with the telephone company acquisitions are predominantly held by members of management of the telephone operating companies.

The parent company of Interactive maintains a $10.0 million short-term line of credit facility, which expires in August 2003. Borrowings under this line at December 31, 2001 and 2002 were $7.6 million and $10.0 million, respectively. Management expects that such line will be renewed by its expiration date although there are no assurances that this will be accomplished.

In general, the long-term debt facilities are secured by substantially all of the Company's property, plant and equipment, receivables and common stock of certain subsidiaries and contain certain covenants restricting distributions to Lynch Interactive. At December 31, 2001 and 2002, substantially all the subsidiaries' net assets are restricted.

On December 12, 1999, Interactive completed the private placement of a $25 million 6% five-year unsecured, convertible subordinated note, convertible into Interactive common stock at $42.50 per share, (adjusted for subsequent 2 for 1 stock split). At that time, to assist the Company with the private placement to Cascade Investment LLC ("Cascade"), the Chairman and CEO of the Company, agreed to give the acquirer of the note, a one-time option to sell the note to him at 105% of the principal amount thereof. The exercise period was from November 15, 2000 to December 1, 2000. Under generally accepted accounting principles relating to significant shareholders, during 2000, Interactive recorded $1.25 million in interest expense to recognize the 5% premium incorporated in the option to sell. This option to sell is secured by a bank letter of credit. The Company agreed to reimburse the Chairman for the cost of the letter of credit (approximately $160,000) plus his counsel fees in connection with the option to sell agreement and obtaining the letter of credit.

In January 2001, the above option to sell agreement was amended. As amended, Cascade had the right to sell up to $15 million of the note back to the Chairman at any time prior to January 31, 2001 and the right to sell the remaining $10 million of the notes between November 15 and December 1, 2002. The option to sell was at 105% of principal amount sold plus accrued and unpaid interest. As a condition to modifying and extending the option to sell, the Company entered into an agreement with its Chairman whereby it will pay for and acquire, on the same terms and conditions, any portion of the note sold by Cascade under this option. During January 2001, Cascade exercised this option with regard to the $15 million of the notes and on February 14, 2001, the Company paid $15.9 million to Cascade, including 5% premium plus accrued and unpaid interest in exchange for $15.0 million of the note held by Cascade.

The option to sell the remaining $10 million was secured by a collateralized letter of credit in which, for a period of time, a portion of the collateral was provided by an affiliate of the Vice Chairman. The company agreed to pay all legal fees, letter of credit fees and a 10% per annum collateral fee on the amount of collateral provided by the affiliate which at December 31, 2001 was valued at $3.0 million. The Company expensed $0.2 million and $0.8 million in 2000 and 2001 relating to this agreement. Amounts payable at 2001 was $0.3 million. The Company can replace the collateral at any time and the fees would be eliminated thereafter. As of December 31, 2001, the company had replaced $7.5 million of the escrow collateral securing the above noted letter of credit by segregating $7.5 million of U.S. Treasury Bills in a separate account and pledging this account to the issuers of the letter of credit. Subsequent to December 31, 2001, the remaining collateral of $3.0 million was replaced by the Company. In November, 2002, Cascade exercised its ability to demand payment on the remaining $10.0 million in notes and such payment was made plus the $0.5 million premium. During the year ended December 31, 2002, the Company's total expense, interest and fees, associated with the $10.0 million was $0.7 million, of this amount $0.1 million was paid to an affiliate of the Vice Chairman.

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

In January, 2003, a subsidiary of the Company borrowed $3.0 million on a long term basis secured by the stock of Cuba City Telephone Exchange and Belmont Telephone Company.

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

On March 26, 2003, the Company issued a press release and filed a Current Report on Form 8-K disclosing a planned rights offering of certain securities to its shareholders which is expected to be completed in 2003.

Cash payments for interest were $12.0 million, $14.6 million and $14.0 million for the years ended December 31, 2000, 2001 and 2002, respectively. During the year ended December 31, 2000, 2001 and 2002, the Company capitalized interest of $0.4 million, $0.3 million and $0.2 million respectively.

Aggregate principal maturities of long-term debt at December 31, 2002 for each of the next five years are as follows: 2003--$18.3 million, 2004--$27.4 million, 2005--$11.7 million, 2006--$37.9 million and 2007--$10.4 million.

7.   CLR Video, L.L.C.

At December 31, 2000, the Company owned a 60% interest in CLR Video, L.L.C., a provider of cable television services in northeast Kansas. In conjunction with the settlement of two pending lawsuits during 2001, CLR distributed certain of its assets to the holders of the remaining 40% interest in exchange for their interest in CLR and cash.

8.   Related Party Transactions

Interactive leases its corporate headquarters from an affiliate of its Vice Chairman. The lease was renewed in December 2002 for five years and calls for an annual payment of $103,000 including utilities. Prior to the renewal the annual payment was $70,000. In addition, expenses relating to administrative support, transportation, and communications (approximately $124,000, $104,000 and $104,000 for the years ended December 31, 2000, 2001 and 2002, respectively) are paid to an affiliate of its Vice Chairman. See Notes 1, 4 and 6 for additional references to related party transactions.

During 2000, in settlement of the fee for performance of services in connection with an acquisition, the Company transferred to an affiliate of the Vice Chairman of Interactive its stock ownership in Lynch Capital Corporation. Lynch Capital Corporation is a broker dealer that recorded revenues of $6,000 and a net loss of $16,000 in 2000. The Company recorded a $61,000 pre-tax gain from this transfer in 2000.

9.   Shareholder's Equity

Subsequent to the spin-off by Lynch, the Board of Directors of Lynch Interactive authorized the purchase of up to 100,000 shares of its common stock. Through December 31, 2002, 32,115 shares have been purchased at an average cost of $36.95 per share. Subsequent to year-end, the Company has purchased an additional 2,000 shares at an average cost of $25.60 per share.

A two-for-one stock split was affected through a distribution to its shareholders of one share of Registrant's Common Stock for each share of Common Stock owned. The record date was August 28, 2000 with a distribution date of September 11, 2000. All shares and per share amounts have been adjusted to reflect the split.

Subsequent to December 31, 2002, the Company issued stock options to its newly hired President and Chief Operating Officer, covering 55,000 shares. The exercise prices are as follows: 20,000 at $26.06 (market price at date of grant), 20,000 at $36.06 and 15,000 at $46.06. These options vest at one year, three years and four years from February 10, 2003. The Company is considering accounting for these options under the provisions of SFAS 123.

10.  Income Taxes

Interactive files consolidated income tax returns with its subsidiaries for federal income tax purposes. Separate returns and in some cases consolidated returns, of subsidiary entities are filed with other governing authorities.

Deferred income taxes for 2001 and 2002 are provided for the temporary differences between the financial reporting bases and the tax bases of the Company's assets and liabilities. Cumulative temporary differences at December 31, 2001 and 2002 are as follows:




                                                             Dec. 31, 2001                  Dec. 31, 2002
                                                             Deferred Tax                    Deferred Tax
                                                         Asset        Liability         Asset         Liability
                                                     --------------------------------------------------------------
                                                                            (In Thousands)
Fixed assets revalued under purchase
   accounting and tax over book depreciation .....     $  --          $ 7,283           $  --          $ 8,968
Discount on long-term debt .......................        --              734             350              992
Basis difference in subsidiary and affiliate stock        --              828              --               --
Unrealized gains on marketable securities ........        --            2,153              --            1,388
Partnership tax losses in excess of book losses ..        --           (4,547)             --           (5,434)
Other reserves and accruals ......................        --              393              --              707
Other ............................................        --               --              --               --
                                                       -------        -------          -------          -------
    Total deferred income taxes ..................        --            6,844             350            6,621

Valuation Allowance ..............................        --               --            (350)              --
                                                       -------        -------          -------          -------
                                                       $  --          $ 6,844           $  --          $ 6,621
                                                       =======        =======          =======         =======

The provision (benefit) for income taxes before extraordinary item is summarized as follows:

                           2000       2001        2002
                         -------------------------------
                                 (In Thousands)
Current payable taxes:
  Federal ............   $ 5,728    $ 3,438    $ 3,016
  State and local.....     1,344        740        510
                         -------    -------    -------
                           7,072      4,178      3,526
Deferred taxes:
 Federal .............    (1,891)      (671)        15
 State and local .....      (210)       (53)       383
                         -------    -------    -------
                          (2,101)      (724)       398
                         -------    -------    -------
                         $ 4,971    $ 3,454    $ 3,924
                         =======    =======    =======

A reconciliation of the provision (benefit) for income taxes before extraordinary item and the amount computed by applying the statutory federal income tax rate to income before income taxes, minority interest, and extraordinary item follows:

                                                2000       2001      2002
                                               ---------------------------------
                                                     (In Thousands)
Tax at statutory rate .......................   $ 3,673    $ 2,261   $ 2,963
Increases (decreases):
State and local taxes, net of federal benefit       779        453       589
Amortization of non-deductible goodwill .....       880        596      --
Other .......................................      (361)       144       372
                                                -------    -------   -------
                                                $ 4,971    $ 3,454   $ 3,924
                                                =======    =======   =======

Net cash payments for income taxes were $4.9 million , $4.9 million and $3.2 million for the years ended December 31, 2000, 2001 and 2002, respectively.

11.  Accumulated Other Comprehensive Income

Balances of accumulated other comprehensive income, net of tax, which consists of unrealized gains (losses) on available for sale of securities at December 31, 2001 and 2002 are as follows (in thousands):

                                           Unrealized
                                           Gain(Loss)   Tax Effect      Net
                                           -------------------------------------
Balance at December 31, 2001 ...........   $ 2,599      $(1,057)   $ 1,542
Reclassification adjustment ............      (374)         146       (228)
Change in unrealized gains (losses), net    (1,310)         530       (780)
                                           -------      -------    -------
Balance at December 31, 2002 ...........   $   915      $  (381)   $   534
                                           =======      =======    =======

12.  Employee Benefit Plans

Interactive maintains several defined contribution plans at its telephone subsidiaries and corporate office. Interactive's contributions under these plans, which vary by subsidiary, are based primarily on the financial performance of the business units and employee compensation. Total expense of these plans for the years ended December 31, 2000, 2001 and 2002 was $0.9 million, $0.9 million and $1.0 million, respectively.

At the Registrant's Annual Meeting on May 11, 2000, the shareholders approved a Principal Executive Bonus Plan. No amounts were recognized under this program for the years ended December 31, 2000 and 2001 and $0.3 million was recorded in 2002.

In addition, three of the Company's telephone subsidiaries participate in a multi-employer defined benefit plan, which is administrated by a telephone industry association. Under this plan accumulated benefits and plan assets are not determined or allocated separately by individual employees. Accordingly, such data is not currently available. Total expenses of these plans were $0.1 million for each of the three years in the period ended December 31, 2002.

13.  Commitments and Contingencies

Interactive is a party to routine litigation incidental to its business. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the combined liquidity, financial position or results of operations of Lynch Interactive.

The Company leases certain land, buildings computer equipment, computer software, and network services equipment under non-cancelable operating leases that expire in various years through 2007. Certain leases have renewal options and escalation clauses. Rental expense under operating leases was $0.4 million, $0.3 million and $0.3 million for years ended December 31, 2000, 2001 and 2002 respectively. The table below shows minimum lease payments due under non-cancelable operating leases at December 31, 2002.

                                         Years Ended December 31,
                             ---------------------------------------------------
                             2003      2004       2005       2006       2007
                             ---------------------------------------------------
Operating leases            $352,000   $306,000   $260,000   $214,000   $205,000

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

Interactive strongly believes that this lawsuit is completely without merit and will have no material adverse effect on the Company's financial condition or results of operations, and intends to defend the suit vigorously. The U.S. Department of Justice has notified the court that it has declined to intervene in the case. Nevertheless, the Company cannot predict the ultimate outcome of the litigation, nor can the Company predict the effect that the lawsuit or its outcome will have on our business, plan of operation, financial condition or results of operations.

14.  Segment Information

As a result of the decision to spin off its investment in Morgan (see Note 2), the Company is engaged in one business segment: multimedia. All businesses are located domestically, and substantially all revenues are domestic. The Company's operations include local telephone companies, a cable TV company, investment in PCS entities and investment in two network-affiliated television stations. The Company's primary operations are located in the states of Iowa, Kansas, Michigan, New Hampshire, New Mexico, New York, North Dakota, Utah, and
Wisconsin. 74% of the Company's telephone customers are residential. The remaining customers are businesses.

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

Operating profit is equal to revenues less operating expenses, including unallocated general corporate expenses, and excluding interest and income taxes. The Company allocates a portion of its general corporate expenses to its operating segment. Such allocation was $1.3 million for each of the years ended December 31, 2000, 2001and 2002. Identifiable assets of the operating segment are the assets used by the segment in its operations excluding general corporate assets. General corporate assets are principally cash and cash equivalents, short-term investments and certain other investments and receivables.

                                                                            Years Ended December 31,
                                                                    -------------------------------------
                                                                        2000         2001         2002
                                                                    -------------------------------------
                                                                                (In thousands)
Sales and revenues ...............................................   $  66,983    $  79,352    $  86,304
EBITDA (before corporate allocation)
  Operations .....................................................      34,699       41,274       41,920
  Unallocated corporate expense ..................................      (3,671)      (3,006)      (3,334)
                                                                     ---------    ---------    ---------
  Consolidated total .............................................   $  31,028    $  38,268    $  38,586
                                                                     =========    =========    =========
Operating Profit
  Operations .....................................................   $  17,531    $  21,534    $  21,227
  Corporate expense, net .........................................      (2,200)      (1,549)      (1,994)
                                                                     ---------    ---------    ---------
  Consolidated total .............................................   $  15,331    $  19,985    $  19,233
                                                                     =========    =========    =========

Depreciation and amortization
  Operations .....................................................   $  15,781    $  18,268    $  19,339
  General corporate ..............................................          16           15           14
                                                                     ---------    ---------    ---------
  Consolidated total .............................................   $  15,797    $  18,283    $  19,353
                                                                     =========    =========    =========

Capital expenditures
  Operations .....................................................   $  17,196    $  20,524    $  23,782
  General corporate ..............................................          12            9            3
                                                                     ---------    ---------    ---------
                                                                     $  17,208    $  20,533    $  23,785
                                                                     =========    =========    =========
Total assets (excludes total assets of Morgan Group Holding Co. ..
   of $22,668, $22,998 and $0, respectively)
  Operations .....................................................   $ 211,562    $ 247,034    $ 243,553
  General corporate ..............................................       6,180        9,316        1,794
                                                                     ---------    ---------    ---------
  Consolidated total .............................................   $ 217,742    $ 256,350    $ 245,347
                                                                     =========    =========    =========

Operating profit for reportable segments .........................   $  15,331    $  19,985    $  19,233
Other profit or loss:
  Investment income ..............................................       3,260        2,862        1,765
  Interest expense ...............................................     (13,568)     (13,936)     (13,031)
  Equity in earnings of affiliated companies .....................       1,669          932        1,262
  Reserve for impairment of investment in PCS license holders ....        --           --         (5,479)
  Gain on sales of subsidiary and affiliate stock and other assets       4,187         --          4,965
  Impairment of Spinnaker Industries, Inc. .......................        --         (3,194)        --
                                                                     ---------    ---------    ---------
  Income (loss) before income taxes, minority interest and
    operations of Morgan .........................................   $  10,879    $   6,649    $   8,715
                                                                     =========    =========    =========

Substantially, all long-lived assets are attributable to Multimedia operations.

15.  Quarterly Results of Operations (Unaudited)

                                                          2001-Three Months Ended (a)
                                               -----------------------------------------------
                                                                     September
                                               March 31   June 30      30(b)    December 31(d)
                                               -----------------------------------------------
                                                (In thousands, except per share amounts)

Sales and revenues .........................   $ 17,209   $ 17,451   $ 23,934   $ 20,758
Operating profit ...........................      3,649      4,230      8,365      3,741
Income (loss) from continuing operations (c)        610        971      1,785       (832)
Net Income (Loss) ..........................   $    309   $  1,319   $  1,595   $ (2,075)
Basic and diluted earnings per share (b):
Income (loss) from continuing operations (e)   $   0.22   $   0.34   $   0.63   $  (0.30)
Net income (loss) ..........................   $   0.11   $   0.47   $   0.57   $  (0.74)

                                                           2002-Three Months Ended (g)
                                               -------------------------------------------------------------
                                                March 31(e)  June 30      September 30(f)  December 31(h)
                                               -------------------------------------------------------------
                                                     (In thousands, except for per share amounts)

Sales and revenues .........................   $   20,974   $   21,098   $   22,983       $   21,249
Operating profit ...........................        5,244        4,457        5,891            3,641
Income (loss) from continuing operations (e)        4,273          905       (1,872)             455
Net income (loss) ..........................   $    2,385   $      905   $   (1,872)      $      455
Basic and diluted earnings per share (b):
Basic: Income (loss) from continuing
 operations (c) ............................   $     1.52   $    0.32    $    (0.67)      $     0.16
Diluted: Income (loss) from continuing
 operations (e) ............................   $     1.45   $    0.32    $    (0.67)      $     0.16
Basic: Net Income (loss) ...................   $     0.85   $    0.32    $    (0.67)      $     0.16
Diluted: Net Income(loss) ..................   $     0.83   $    0.32    $    (0.67)      $     0.16

(a) Quarterly results for the periods March 31, 2001 and June 30, 2001, have been restated to reflect the spin off of Morgan.

(b) The three months ended September 30, 2001 includes a $2.8 million administrative fee revenue for services rendered to an affiliated entity in an FCC auction for spectrum in 1999 and a $1.3 million impairment write down in the carrying value of Spinnaker stock (see Note 1).

(c)  Reflects income before operations of Morgan.

(d) The three months ended December 31, 2001, includes a $1.9 million impairment write down in the carrying value of Spinnaker stock (see Note
     1).

(e) The three months ended March 31, 2002, include a $5.0 million gain from the sale of RSA #1 (North) in New Mexico.

(f) The three months ended September 30, 2002, include a $5.5 million provision for impairment for an investment in a spectrum license holder.

(g) Effective January 1, 2002, the Company adopted the non amortization provision under SFAS 142 (see note 1).

(h) Effective October 1, 2002, the Company increased the amortization period from three years to ten years on customer contracts acquired in the American Alarm acquisition. Such change reduced quarterly amortization by $0.2 million.

16.  Earnings (Loss) Per Share

Basic and dilutive earnings per share are based on the average weighted number of shares outstanding. On December 13, 1999, Lynch Interactive issued a $25 million 6% convertible promissory note, which was convertible into 588,235 shares of the Company's common stock. In January 2001, $15 million of the note was repaid. The remaining $10 million convertible note was convertible into 235,294 shares of the Company's common stock. In November, 2002 the remaining $10 million was repaid. This security was excluded from the calculation of dilutive earnings (loss) per share in all periods presented, since assuming conversion would have been anti-dilutive.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                          LYNCH INTERACTIVE CORPORATION
                        CONDENSED STATEMENT OF OPERATIONS


                                                                 Years Ended December 31,
                                                              --------------------------------
                                                                 2000     2001       2002
                                                              --------------------------------
                                                                     (In Thousands)

Interest, Dividends & Gains on Sale of Marketable Securities   $   278    $   891    $   169
Interest and Other Income from Subsidiaries ................       280        313       --
                                                               -------    -------    -------
     TOTAL INCOME ..........................................       558      1,204        169

Cost and Expenses:
  Unallocated Corporate Administrative Expense .............     2,248      1,549      1,936
  Interest Expense .........................................     4,115      4,612      1,620
                                                               -------    -------    -------
      TOTAL COST AND EXPENSES ..............................     6,363      6,161      3,556
                                                               -------    -------    -------

LOSS BEFORE INCOME TAXES AND EQUITY IN
INCOME (LOSS) OF SUBSIDIARIES ..............................    (5,805)    (4,957)    (3,386)

Income Tax Benefit .........................................     1,974      1,685      1,151
Equity in Income (Loss) of Subsidiaries ....................     8,862      5,806      5,996
Loss from operations of Morgan - Net .......................    (2,666)    (1,386)    (1,888)
                                                               -------    -------    -------
NET INCOME .................................................   $ 2,365    $ 1,148    $ 1,873
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

NOTE C - LONG-TERM DEBT

          Lynch Interactive Corporation ("Interactive") was spun-off from Lynch Corporation on September 1, 1999. Interactive has a note payable to a subsidiary, with a principal amount of $8.0 million at December 31, 2002, at a fixed interest rate of 6% per annum, due in 2004. The note is convertible, at the subsidiary's option, into common stock of Lynch Corporation (1 share) and Interactive (2 shares) with a combined exercise price of $120 per share.

NOTE D  -  SEE  NOTES  TO  CONSOLIDATED   FINANCIAL  STATEMENTS  FOR  ADDITIONAL
           INFORMATION.

NOTE E - PRIOR  REPORTING  PERIODS ARE  RECLASSED  TO CONFORM  WITH CURRENT YEAR
         REPORTING PRESENTATIONS

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                          LYNCH INTERACTIVE CORPORATION
                            CONDENSED BALANCE SHEETS

                                                                     Years Ended December 31,
                                                                     ------------------------
                                                                        2001      2002
                                                                     ------------------------
                                                                           (In Thousands)
ASSETS

CURRENT ASSETS
   Cash and Cash Equivalents ........................................   $    62   $   133
   Restricted Cash ..................................................     7,569      --
   Deferred Income Taxes ............................................        85        85
   Other current assets .............................................       158        63
                                                                        -------   -------
                                                                          7,874       281

OFFICE EQUIPMENT (Net) ..............................................        24        13

OTHER ASSETS (Principally Investment in and Advances to Subsidiaries)    84,543    43,242
                                                                        -------   -------

TOTAL ASSETS ........................................................   $92,441   $43,536
                                                                        =======   =======

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES .................................................   $21,778   $10,929

LONG TERM DEBT ......................................................    44,100     7,995

DEFERRED CREDITS ....................................................     2,046     1,980

TOTAL SHAREHOLDERS' EQUITY ..........................................    24,517    22,632
                                                                        -------   -------

Total Liabilities and Shareholders' Equity ..........................   $92,441   $43,536
                                                                        =======   =======

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                          LYNCH INTERACTIVE CORPORATION
                        CONDENSED STATEMENT OF CASH FLOWS


                                                           Years Ended December 31,
                                                       ----------------------------------
                                                        2000         2001       2002
                                                       ----------------------------------
                                                                 (In Thousands)

Cash Provided by (Used In) Operating Activities .....   $ (1,355)   $ (3,924)   $ (2,298)
                                                        --------    --------    --------

INVESTING ACTIVITIES:
   Investment and Advances to Brighton Communications        843     (12,861)      3,497
   Proceeds from sale of securities .................       --         1,679        --
   Purchase of securities ...........................       --          --          (158)
                                                        --------    --------    --------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
                                                             843     (11,182)      3,339
                                                        --------    --------    --------

FINANCING ACTIVITIES:
  Net Borrowings Under:
    Lines of Credit .................................       --         7,700       2,400
    Issuance of Long Term Debt ......................        171      27,784        --
    Repayment of Long Term Debt .....................       --       (15,121)    (10,008)
    Purchase of Treasury Stock ......................       --           (88)       (931)
    Other ...........................................       (132)         11        --
                                                        --------    --------    --------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
                                                              39      20,286      (8,539)
                                                        --------    --------    --------

TOTAL INCREASE (DECREASE) CASH AND CASH
   EQUIVALENTS ......................................       (473)      5,180      (7,498)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ......      2,924       2,451       7,631
                                                        --------    --------    --------

CASH AND CASH EQUIVALENTS AT END OF YEAR ............   $  2,451    $  7,631    $    133
                                                        ========    ========    ========

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                          LYNCH INTERACTIVE CORPORATION
                  YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002


COLUMN A                       COLUMN  B      COLUMN C - ADDITIONS     COLUMN D        COLUMN E
DESCRIPTION                                              CHARGED TO
                               BALANCE AT   CHARGED TO   OTHER                          BALANCE AT
                               BEGINNING    COSTS AND    ACCOUNTS       DEDUCTIONS      END OF
                               OF PERIOD    EXPENSES     DESCRIBE       DESCRIBE        PERIOD
                              ---------------------------------------------------------------------
Year Ended December 31, 2002
Allowance for Uncollectible
 Accounts ..................   $  424,000   $1,037,000   $               $1,145,000(A)   $  316,000

Year Ended December 31, 2001
Allowance for Uncollectible
Accounts ...................   $  155,000   $  276,000   $   22,000(B)   $   29,000(A)   $  424,000

Year Ended December 31, 2000
Allowance for Uncollectible
 Accounts ..................   $  102,000   $  123,000   $        0      $   70,000(A)   $  155,000


(A) UNCOLLECTIBLE ACCOUNTS WRITTEN OFF ARE NET OF RECOVERIES.

(B)  BEGINNING BALANCE OF ACQUIRED SUBSIDIARY


                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LYNCH INTERACTIVE CORPORATION


By:  /s/ Robert E. Dolan
     ------------------------------------
        ROBERT E. DOLAN
        Chief Financial Officer (Principal
        Financial and Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

    Signature                 Capacity                                          Date



*/s/ Mario J. Gabelli         Vice Chairman of the Board of                     March 28, 2003
 --------------               Directors and Chief Executive
 MARIO J. GABELLI             Officer (Principal Executive Officer)



*/s/ Frederic V. Salerno      Chairman of the Board of                          March 28, 2003
--------------                Directors
FREDERIC V. SALERNO



*/s/ Paul J. Evanson          Director                                          March 28, 2003
--------------
PAUL J. EVANSON



*/s/ John C. Ferrara          Director                                          March 28, 2003
--------------
JOHN C. FERRARA



*/s/ Daniel R. Lee            Director                                          March 28, 2003
--------------
DANIEL R. LEE



*/s/ David C. Mitchell        Director                                          March 28, 2003
--------------
DAVID C. MITCHELL



*/s/ Salvatore Muoio          Director                                          March 28, 2003
--------------
SALVATORE MUOIO



*/s/ Vincent S. Tese          Director                                          March 28, 2003
--------------
VINCENT S. TESE



/s/ Robert E. Dolan          Chief Financial Officer                            March 28, 2003
--------------               Principal Financial
ROBERT E. DOLAN              and Accounting Officer)

*/s/ Robert E. Dolan
--------------
ROBERT E. DOLAN
Attorney-in-fact

                                 CERTIFICATIONS

I, Mario J. Gabelli, certify that:


1. I have reviewed this annual report on Form 10-K of Lynch Interactive Corporation;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003



/s/ Mario J. Gabelli
--------------------
MARIO J. GABELLI,
Chief Executive Officer of
Lynch Interactive Corporation

I, Robert E. Dolan, certify that:


1. I have reviewed this annual report on Form 10-K of Lynch Interactive Corporation;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003



/s/ Robert E. Dolan
-------------------
ROBERT E. DOLAN,
Chief Executive Officer of
Lynch Interactive Corporation

                                  EXHIBIT INDEX



Exhibit No.             Description
-----------             -----------

2                       Separation Agreement(1)
3.1                     Amended and Restated Certificate of Incorporation of
                        Registrant (1)
3.2                     Amended By-laws of Registrant+
4.1                     Mortgage, Security Agreement and Financing Statement
                        among Haviland Telephone Company, Inc., the
                        United States of America and the Rural Telephone Bank(1)

4.2 Restated Mortgage, Security Agreement and Financing Statement between Western New Mexico Telephone Company, Inc. and the United States of America(1)

10         (a)          Partnership Agreement dated March 11, 1987, between
                        Lombardo Communications, Inc. and Lynch Entertainment
                        Corporation (incorporated by reference to Exhibit 10(e) of the Lynch Corporation("Lynch")'s Annual Report on
                        Form 10-K for the year ended December 31, 1987).

10         (b)          Lynch Corporation 401(k) Savings Plan (incorporated by
                        reference to Exhibit 10(b) to Lynch's Form
                        10-K for the year ended December 31, 1995).

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

10         (h)          2000 Stock Option Plan (incorporated by reference to
                        the Exhibit to Registrant's Proxy Statement dated April 18, 2000).

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

10         (m)          Separation and Distribution Agreement, dated as of
                        January 18, 2002, by and among Lynch Interactive
                        Corporation, Morgan Group Holding Co. and The Morgan
                        Group, Inc.(2)

10         (n)          Employment Agreement, dated as of August 1, 2001,
                        between John Fikre and Lynch Interactive
                        Corporation(2)

21                      Subsidiaries of Registrant(2)

23                      Consents of Siepert & Co., L.L.P. for use of: +
                             -     Report of Siepert & Co., L.L.P. on the
                                   financial statements of Cuba City
                                   Telephone Exchange Company for the year
                                   ended December 31, 2002 and 2001
                             -     Report of Siepert & Co., L.L.P. on the
                                   financial statements of Belmont Telephone
                                   Company for the year ended December 31,
                                   2002 and 2001
                             -     Report of Siepert & Co., L.L.P. on the
                                   financial statements of Upper Peninsula
                                   Telephone Company for the year ended
                                   December 31, 2002 and 2001
                             -     Report of Siepert & Co., L.L.P. on the
                                   financial statements of Lynch Michigan
                                   Telephone Holding Company for the year
                                   ended December 31, 2001 and 2000

24                      Powers of Attorney+

99.1                    Report of Independent Auditors+
                             -     Report of Siepert & Co., L.L.P. on the
                                   financial statements of Cuba City
                                   Telephone Exchange Company for the year
                                   ended December 31, 2002 and 2001
                             -     Report of Siepert & Co., L.L.P. on the
                                   financial statements of Belmont Telephone
                                   Company for the year ended December 31,
                                   2002 and 2001
                             -     Report of Siepert & Co., L.L.P. on the
                                   financial statements of Lynch Michigan
                                   Telephone Holding Corporation for the
                                   year ended December 31, 2002 and 2001
                             -     Report of Siepert & Co., L.L.P. on the
                                   financial statements of Lynch Michigan
                                   Telephone Holding Company for the year
                                   ended December 31, 2001 and 2000

99.2                    Chief Executive Officer Section 906 Certification+

99.3                    Chief Financial Officer Section 906 Certification+


+    Filed herewith.

(1) Incorporated by reference to the exhibits to the Registrant's Registration Statement on Form 10A-1.

(2) Incorporated by reference to the exhibits to the Registrant's Annual Report on Form 10-K Report for the fiscal year ended December 31, 2001.



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