Form 10-Q
period 2003-03-31
LYNCH INTERACTIVE CORP
filed 2003-05-15
CIK 1088771

SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                    ---------
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003
                               --------------

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

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practical date.


       Class                                     Outstanding at May 14, 2003
       -----                                     ---------------------------
Common Stock, $.0001 par value                           2,787,551

                                      INDEX

                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION


Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets:
  -      March 31, 2003
  -      December 31, 2002
  -      March 31, 2002

Condensed Consolidated Statements of Operations:
  -      Three months ended March 31, 2003 and 2002

Condensed Consolidated Statements of Cash Flows:
  -      Three months ended March 31, 2003 and 2002

Notes to Condensed Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Item 4. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 6. Exhibits and Reports on Form 8-K



SIGNATURE

CERTIFICATIONS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIAIRES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)
                                                               March 31,  December 31,   March 31,
                                                                  2003       2002          2002
                                                             -----------  ------------  ----------
                                                             (Unaudited)    (Note)      (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ...............................   $  25,744    $  23,356    $  35,337
  Receivables, less allowances of $303,
    $316 and $483, respectively ...........................       8,700        8,916        9,767
  Material and supplies ...................................       3,470        3,351        3,453
  Prepaid expenses and other current assets ...............       1,583        1,451        2,406
                                                              ---------    ---------    ---------
TOTAL CURRENT ASSETS ......................................      39,497       37,074       50,963

PROPERTY, PLANT AND EQUIPMENT:
  Land ....................................................         833          807          840
  Buildings and improvements ..............................      12,908       12,741       10,858
  Machinery and equipment .................................     198,772      195,015      184,401
                                                              ---------    ---------    ---------
                                                                212,513      208,563      196,099
  Accumulated Depreciation ................................     (92,744)     (88,201)     (78,434)
                                                              ---------    ---------    ---------
                                                                119,769      120,362      117,665
GOODWILL, NET .............................................      60,884       60,884       61,566
INVESTMENTS IN AND ADVANCES TO AFFILIATED ENTITIES ........       9,491        9,343       13,785
OTHER ASSETS ..............................................      18,579       17,684       14,095
                                                              ---------    ---------    ---------
TOTAL ASSETS ..............................................   $ 248,220    $ 245,347    $ 258,074
                                                              =========    =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable to banks ..................................   $  10,639    $  12,882    $   9,804
  Trade accounts payable ..................................       3,462        1,638          480
  Accrued interest payable ................................         362          384        1,690
  Accrued liabilities .....................................      13,917       16,682       19,007
 Current maturities of long-term debt .....................      18,474       18,272       21,154
                                                              ---------    ---------    ---------
 TOTAL CURRENT LIABILITIES ..............................        46,854       49,858       52,135
   LONG-TERM DEBT .........................................     162,898      158,349      167,638
   DEFERRED INCOME TAXES ..................................       6,573        6,621        8,117
   OTHER LIABILITIES ......................................         690          736          843
   MINORITY INTERESTS .....................................       7,228        7,151        6,752

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  COMMON STOCK, $0.0001 PAR VALUE-10,000,000
     SHARES AUTHORIZED; 2,824,766 ISSUED; 2,790,651,
     2,792,651 and 2,814,151 outstanding ..................        --           --           --
  ADDITIONAL PAID-IN CAPITAL ..............................      21,456       21,406       21,406
  RETAINED EARNINGS .......................................       3,292        1,879          720
  ACCUMULATED OTHER COMPREHENSIVE INCOME ..................         467          534          946
  TREASURY STOCK, 34,115, 32,115 and 10,615 shares, at cost      (1,238)      (1,187)        (483)
                                                              ---------    ---------    ---------
TOTAL SHAREHOLDER'S EQUITY ..............................        23,977       22,632       22,589
                                                              ---------    ---------    ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..............     $ 248,220    $ 245,347    $ 258,074
                                                              =========    =========    =========

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by accounting principles generally accepted in the Untied States for complete financial statements.

See accompanying notes.


                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

               (In thousands, except per share and share amounts)

                                                                                           Three Months Ended
                                                                                                   March 31,
                                                                                           ------------------------
                                                                                               2003         2002
                                                                                           ------------------------
SALES AND REVENUES ...................................................................   $    21,303    $    20,974

COSTS AND EXPENSES:
Operations, exclusive of depreciation and amortization ...............................        10,844         10,227
Depreciation and amortization ........................................................         4,915          4,811
Selling and administrative ...........................................................           770            692
                                                                                         -----------    -----------
OPERATING PROFIT .....................................................................         4,774          5,244
Combined total                                                                           -----------    -----------

Other income (expense):
   Investment income .................................................................           558            997
   Interest expense ..................................................................        (3,026)        (3,373)
   Equity in earnings of affiliated companies ........................................           260            204
   Gains on sales of subsidiary stock ................................................          --            4,965
                                                                                          -----------   -----------
                                                                                              (2,208)         2,793
                                                                                          -----------   -----------
INCOME BEFORE INCOME TAXES, MINORITY INTERESTS AND OPERATIONS
OF MORGAN GROUP HOLDING CO. DISTRIBUTED TO SHAREHOLDERS
                                                                                               2,566          8,037
Provision for income taxes ...........................................................        (1,076)        (3,132)
Minority Interests ...................................................................           (77)          (632)
                                                                                          -----------   -----------
INCOME  FROM CONTINUING OPERATIONS ...................................................         1,413          4,273

Loss from operations of Morgan Group Holding Co. distributed to shareholders, net of income taxes of $-, and minority
interests of $868 ....................................................................          --           (1,888)
                                                                                          -----------   -----------
NET INCOME ...........................................................................   $     1,413    $     2,385
                                                                                          ===========   ===========

Basic weighted average shares outstanding ............................................     2,791,000      2,818,000
Diluted weighted average shares outstanding ..........................................     2,791,000      3,053,000
BASIC EARNINGS PER SHARE
INCOME  FROM CONTINUING OPERATIONS ...................................................   $      0.51    $      1.52
Loss from operations of Morgan Group Holding Co. .....................................
  distributed to shareholders ........................................................            --          (0.67)
                                                                                          -----------   -----------
NET INCOME ...........................................................................    $      0.51   $      0.85
                                                                                           ==========   ===========

DILUTED EARNINGS PER SHARE
INCOME FROM CONTINUING OPERATIONS ....................................................    $      0.51   $      1.45
Loss from operations of Morgan Group Holding Co. distributed
to shareholders.......................................................................             --         (0.62)
                                                                                          ------------  -----------
NET INCOME ...........................................................................    $      0.51   $      0.83
                                                                                          ===========   ===========

See accompanying notes.



                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                  Three Months Ended
                                                                       March 31,
                                                                 ---------   --------
                                                                    2003         2002
                                                                 ---------   --------
OPERATING ACTIVITIES
Net Income ...................................................   $  1,413    $  2,385
Adjustments  to reconcile  net income to net cash  provided by operating activities:
   Depreciation and amortization .............................      4,915       4,811
   Equity in earnings of affiliated companies ................       (260)       (204)
   Minority interests ........................................         77         632
   Stock option expense ......................................         50        --
   Gain on sale of cellular partnership ......................       --        (4,965)
   Non-cash items  and  assets  and  operating liabilities....
     from operations of Morgan Group Holding Co. .............       --         1,888
     distributed to shareholders
   Changes in operating assets and liabilities:
        Receivables ..........................................        216         270
        Accounts payable and accrued liabilities .............     (1,039)      2,911
        Other ................................................       (251)       (752)
                                                                 --------    --------
NET CASH PROVIDED BY OPERATING ACTIVITIES ....................      5,121       6,976
                                                                 --------    --------

INVESTING ACTIVITIES
Capital expenditures .........................................     (4,229)     (3,371)
Investment in and advances to affiliated entities ............        (34)       (476)
Proceeds from sale of available for sale securities ..........       --           345
Proceeds from sale of cellular partnership ...................       --         5,570
Other ........................................................       (927)        254
                                                                 --------    --------
NET CASH PROVIDED BY  (USED IN)
INVESTING ACTIVITIES .........................................     (5,190)      2,322
                                                                 --------    --------

FINANCING ACTIVITIES
Issuance of long term debt ...................................      7,773         603
Repayments of long term debt .................................     (3,022)     (5,035)
Net repayments on lines of credit ............................     (2,243)       (532)
Treasury stock transactions ..................................        (51)       (252)
Other ........................................................       --            22
                                                                 --------    --------
NET CASH PROVIDED BY (USED IN) ...............................      2,457      (5,194)
 FINANCING ACTIVITIES
                                                                 --------    --------
Net increase in cash and cash equivalents ....................      2,388       4,104
Cash and cash equivalents at beginning of period .............     23,356      31,233
                                                                 --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...................   $ 25,744    $ 35,337
                                                                 ========    ========

                                       3
See accompanying notes.

                  LYNCH INTERACTIVE CORPORATION & SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.   Subsidiaries of the Registrant

As of March 31, 2003, the Subsidiaries of the Registrant are as follows:

Subsidiary                                       Owned by Lynch

Brighton Communications Corporation ............     100.0%
  Lynch Telephone Corporation IV ...............     100.0%
    Bretton Woods Telephone Company ............     100.0%
    World Surfer, Inc. .........................     100.0%
  Lynch Broadband Corporation ..................     100.0%
  Lynch Telephone Corporation VI ...............      98.0%
    JBN Telephone Company, Inc. ................      98.0%
      JBN Finance Corporation ..................      98.0%
      CLR Video, L.L.C .........................      98.0%
    Giant Communications, Inc. .................     100.0%
    Lynch Telephone Corporation VII ............     100.0%
      USTC Kansas, Inc. ........................     100.0%
       Haviland Telephone Company, Inc. ........     100.0%
        Haviland Finance Corporation ...........     100.0%
  DFT Communications Corporation ...............     100.0%
     DFT Telephone Holding Company, L.L.C ......     100.0%
    Dunkirk & Fredonia Telephone Company .......     100.0%
      Cassadaga Telephone Company ..............     100.0%
        Macom, Inc. ............................     100.0%
      Comantel, Inc. ...........................     100.0%
        Erie Shore Communications, Inc. ........     100.0%
        D&F Cellular Telephone, Inc. ...........     100.0%
    DFT Long Distance Corporation ..............     100.0%
    DFT Local Service Corporation ..............     100.0%
    DFT Security Services, Inc. ................     100.0%
  LMT Holding Corporation ......................     100.0%
    Lynch Michigan Telephone Holding Corporation     100.0%
        Upper Peninsula Telephone Company ......     100.0%
        Alpha Enterprises Limited ..............     100.0%
          Upper Peninsula Cellular North, Inc. .     100.0%
          Upper Peninsula Cellular South, Inc. .     100.0%

  Lynch Telephone Corporation IX ...............     100.0%
    Central Scott Telephone Company ............     100.0%
        CST Communications Inc. ................     100.0%
  Global Television, Inc. ......................     100.0%
  Inter-Community Acquisition Corporation ......     100.0%

  Lynch Telephone Corporation X ................     100.0%
     Central Utah Telephone, Inc. ..............     100.0%
     Central Telecom Services, LLC .............     100.0%
        Cache Valley Wireless, LC ..............     100.0%

Subsidiary                                    Owned by Lynch

  Lynch Entertainment, LLC .................     100.0%
  Lynch Entertainment Corporation II .......     100.0%

  Lynch Multimedia Corporation .............     100.0%

  Lynch Paging Corporation .................     100.0%

Lynch PCS Communications Corporation .......     100.0%
  Lynch PCS Corporation A ..................     100.0%
  Lynch PCS Corporation F ..................     100.0%
  Lynch PCS Corporation G ..................     100.0%
  Lynch PCS Corporation H ..................     100.0%

Lynch 3G Communications Corporation.........     100.0%

Lynch Telephone Corporation ................      83.1%
  Western New Mexico Telephone Company, Inc.      83.1%
  Interactive Networks Corporation .........      83.1%
  WNM Communications Corporation ...........      83.1%
  WNM Interactive, L.L.C ...................      83.1%
  Wescel Cellular, Inc. ....................      83.1%
    Wescel Cellular of New Mexico, L.P. ....      42.4%
  Wescel Cellular, Inc. II .................      83.1%
      Enchantment Cable Corporation ........      83.1%
Lynch Telephone II, LLC ....................     100.0%
  Inter-Community Telephone Company, LLC ...     100.0%
  Valley Communications, Inc. ..............     100.0%
Lynch Telephone Corporation III ............      81.0%
  Cuba City Telephone Exchange Company .....      81.0%
  Belmont Telephone Company ................      81.0%

B.   Basis of Presentation

The Company consolidates the operating results of its telephone and cable television subsidiaries (81-100% owned at March 31, 2003, December 31, 2002 and March 31, 2002). All material intercompany transactions and balances have been eliminated. Investments in affiliates in which the Company does not have a majority voting control are accounted for in accordance with the equity method. The Company accounts for the following affiliated companies on the equity basis of accounting: Coronet Communications Company (20% owned at March 31, 2003 and December 31, 2002), Capital Communications Company, Inc. (49% owned at March 31, 2003, December 31, 2002 and March 31, 2002) and the cellular partnership operations in New Mexico (17% to 21% owned at March 31, 2003, December 31, 2002 and March 31, 2002).

On January 24, 2002, Interactive spun off its interest in The Morgan Group, Inc. ("Morgan"), its only services subsidiary, via a tax-free dividend to its shareholders of the stock of Morgan Group Holding Co., a corporation that was formed to serve as a holding company for Interactive's controlling interest in Morgan. Morgan Group Holding Co. is now a public company. Accordingly, the amounts for Morgan are reflected on a one-line basis in the condensed consolidated financial statements for the three months ended March 31, 2002, as amounts "distributed to shareholders."

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Articles 10 and 11 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

As noted, in footnote H, in the first quarter of 2003, the Company issued stock options to its President and Chief Operating Officer. The Company has elected to account for these options under the provisions of FASB Statement No. 123 "Accounting and Disclosure of Stock-Based Compensation" and FASB Statement No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." Under the provisions of these two statements stock options are valued at fair value on the date of the grant and such amount is amortized as an expense over the vesting period.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement obligations." This standard provides accounting guidance for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction or development and (or) normal operation of that asset. According to the standard, the fair value of an asset retirement obligation (ARO liability) should be recognized in the period in which (1) a legal obligation to retire a long-lived asset exists and (2) the fair value of the obligation based on retirement cost and settlement date is reasonably estimable. Upon initial recognition of the ARO liability, the related asset retirement cost should be capitalized by increasing the carrying amount of the related long-lived asset. The Company adopted SFAS No. 143 on January 1, 2003. Although the Company generally has had no legal obligation to remove assets, depreciation rates of certain assets established by regulatory authorities for the Company's telephone operations subject to SFAS No. 71 have historically included a component for removal costs in excess of the related estimated salvage value. Under SFAS No. 71 the Company is not permitted to remove this accumulated liability for removal costs in excess of salvage value even though there is no legal obligation to remove the assets. For the Company's operations not subject to SFAS No. 71 the Company has not accrued a liability for anticipated removal costs in the past and will continue to expense the costs of removal as incurred since there is no legal obligation to remove such assets. Accordingly, the adoption of SFAS No. 143 had no impact on the Company's financial statements.

Certain 2002 amounts have been reclassified to conform to the 2003 presentation.

C.   Intangibles

The application of the non-amortization provisions of Statement No. 142, Goodwill and Other Intangible Assets, has increased net income in the first quarter of 2003 by approximately $0.6 million ($0.22 per basic share) and the first quarter of 2002 by $0.7 million ($0.24 per basic share).

The following tables display the details of goodwill and intangible assets as of the dates shown.



                                                 March 31,   December 31,  March 31,
                                                   2003         2002         2002
                                                ----------   ------------  ---------
                                                Unaudited                  Unaudited
                                                ----------   ------------  ---------
                                                               (000s)
Intangible assets subject to amortization:
  Subscriber lists ...........................   $     7,777    $  7,284   $  3,195
  Accumulated amortization ...................        (2,642)     (2,370)      (961)
                                                    --------    --------    --------
                                                 $     5,135    $  4,914   $  2,234
                                                    ========    ========    ========

Amortization expense for three months ended ..   $       148    $    406

Intangible assets not subject for amortization
  Goodwill ...................................   $    60,884    $ 60,884    $ 59,916
  Cellular Licenses ..........................         1,650       1,650       1,650

Estimated aggregate amortization expense by year for Intangible assets subject to amortization:

                                (000's)
                                -------

                        2003     $552
                        2004     $552
                        2005     $547
                        2006     $547
                        2007     $547

D.   Acquisitions and Dispositions

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

F.   Investments in Affiliated Companies

Interactive has equity investments in both broadcasting and telecommunications companies.

Summarized financial information for companies accounted for by the equity method as of and for the three months ended March 31, 2003 and 2002 and as of December 31, 2002 is as follows:

                                                    Broadcasting Combined Information
                                                   March 31,    December 31,  March 31,
                                                   ---------    ------------  ---------
                                                      2003          2002          2002
                                                   ---------    ------------  ---------

Current assets .................................   $  5,666      $  6,181      $  5,424
Property, plant & equipment, intangibles & other     10,514        11,260        13,339
                                                   --------      --------      --------
Total assets ...................................   $ 16,180      $ 17,441      $ 18,763
                                                   ========      ========      ========

Current liabilities ............................   $  3,356      $  3,790      $  4,367
Long term liabilities ..........................     17,456        18,069        19,826
Equity .........................................     (4,632)       (4,418)       (5,430)
                                                   --------      --------      --------
Total liabilities & equity .....................   $ 16,180      $ 17,441      $ 18,763
                                                   ========      ========      ========

Three months ended

Revenues .......................................   $  2,838                    $  2,623
Gross profit ...................................        673                         683
Net loss .......................................       (205)                       (224)

At March 31, 2003 and December 31, 2002, the Company's investment in Coronet Communications Company ("Coronet") was carried at a negative $821,000 and a negative $791,000, respectively, due to the Company's guarantee of $3.8 million of Coronet's third party debt. Long-term debt of Coronet, at March 31, 2003, totaled $10.5 million due to a third party lender which is due quarterly through December 31, 2005.

                                                  Telecommunications Combined Information
                                                   March 31,   December 31,   March 31,
                                                   ---------   ------------   ---------
                                                     2003         2002         2002
                                                   ---------   ------------  ----------

Current assets .................................   $ 9,194       $14,102     $12,888
Property, plant & equipment, intangibles & other    28,501        27,849      25,894
                                                   -------       -------     -------
Total assets ...................................   $37,695       $41,951     $38,782
                                                   =======       =======     =======

Current liabilities ............................   $ 5,556       $ 9,211     $ 8,661
Long term liabilities ..........................    12,089        11,869      15,838
Equity .........................................    20,050        20,871      14,283
                                                   -------       -------     -------
Total liabilities & equity .....................   $37,695       $41,951     $38,782
                                                   =======       =======     =======

Three months ended

Revenues .......................................   $10,411                   $ 9,833
Gross profit ...................................     3,428                     2,559
Net income .....................................     2,501                     1,914

G.   Indebtedness

The parent company maintains a short-term line of credit facility totaling $10.0 million. Borrowings under this facility were $7.5 million and $10.0 million at March 31, 2003 and December 31, 2002, respectively. This facility will expire on August 31, 2003. Long-term debt consists of (all interest rates are at March 31, 2003):



                                                                  March 31,                        March 31,
                                                                    2003          December 31,       2002
                                                                 (Unaudited)          2002        (Unaudited)
                                                              --------------     -------------    -----------
                                                                                 (In thousands)
Rural Electrification Administration (REA) and Rural Telephone
Bank (RTB) notes payable through 2027 at fixed interest rates ranging from 2% to 7.5%. (5% weighted average,  secured  by
assets of the  telephone  companies  of $152.8 million)....... $  58,800         $  58,119         $  55,305


Bank Credit facilities utilized by certain telephone and
telephone holding companies through 2016, $29.7 million at
fixed interest rates averaging 7.9% and $54.9 million at
variable interest rates averaging 4.3%  .......................   84,556            80,166            85,667

Unsecured  notes  issued  in  connection  with acquisitions
through 2006, at fixed interest rates of 10.0% ................   34,690            34,749            34,454

Convertible  note due in  December  2007 at a fixed  interest
rate of 10% ...................................................       --                --            10,000

Other .........................................................    3,326             3,587             3,366
                                                                ---------         --------          --------
                                                                 181,372           176,621           188,792
Current maturities ............................................  (18,474)          (18,272)          (21,154)
                                                                ---------         --------          --------
                                                               $ 162,898         $ 158,349         $ 167,638
                                                               =========         =========         =========

H.   Stock Options

The Company has a stock option plan which calls for 83,000 options to be issued, a maximum option term of ten years and vesting at the discretion of the Option Committee.

On February 10, 2003, the Company issued stock options to its newly hired President and Chief Operating Officer, covering 55,000 shares. The exercise prices are as follows: 20,000 at $26.06 (market price at date of grant), 20,000 at $36.06 and 15,000 at $46.06. These options vest at one year, three years and four years from February 10, 2003 and expire on February 10, 2008. The estimated fair value of these options at the date of grant was $650,000, using the Black-Scholes Option Pricing model with the following assumptions: risk free interest rate of 3%, dividend yield of 0% and volatility factor of the estimated market price of the Company's common stock of .582 and an expected life of the options of five years. $50,000 of expense was recognized in the first quarter of 2003 for these options - $30,000 net of tax. No options were exercised or forfeited during the quarter.

I.   Comprehensive Income

Balances of accumulated other comprehensive income, net of tax, which consists of unrealized gains (losses) on available for sale of securities, at March 31, 2003, December 31, 2002 and March 31, 2002 are as follows (in thousands):

                                   Unrealized
                                   Gain (Loss)   Tax Effect    Net

Balance at December 31, 2002 ...   $   915       $  (381)   $   534
Current period unrealized losses      (115)           48        (67)
                                   -------       -------    -------
  Balance at March 31, 2003 ....   $   800       $  (333)   $   467
                                   =======       =======    =======
  Balance at March 31, 2002 ....     1,605          (659)       946

Comprehensive income, for the three month periods ended March 31, 2003 and 2002 are as follows (in thousands):

                                                                              Three Months Ended
                                                                                  March 31,
                                                                        ---------------------------------
                                                                           2003        2002
                                                                        ---------------------------------

Net income for the period ............................................   $ 1,413    $ 2,385
Reclassification adjustment-net of income tax benefit of $-- and $126       --         (196)
Unrealized losses on available for sale securities - net of income tax
benefit as of $48 and $272 respectively ..............................       (67)      (400)
                                                                         -------    -------
  Comprehensive income ...............................................   $ 1,346    $ 1,789
                                                                         =======    =======


J.   Earnings per share

The following table set forth the computation of basic and diluted earnings per share for the periods indicated: During the three months ended March 31, 2003, the Company purchased 2,000 shares of its common stock for treasury. Subsequent to March 31, 2003, the Company acquired an additional 1,000 shares at an average cost of $20.43 per share. Stock options outstanding have excluded from the earnings per share computation because their inclusion would have been anti-dilutive.


                                                  Three Months Ended
                                                        March 31,
                                                   2003        2002
                                               ----------   ----------
Basic earnings per share
Numerator:
      Net Income ...........................   $1,413,000   $2,385,000
Denominator:
      Weighted average shares outstanding ..    2,791,000    2,818,000
                                               ----------   ----------
Earnings per share:
      Net income ...........................   $     0.51   $     0.85
                                               ==========   ==========

Diluted earnings per share
Numerator:
     Net Income ............................   $1,413,000   $2,385,000
     Interest saved on assumed conversion of
        convertible  notes - net of tax ....         --        161,000
                                               ----------   ----------

     Net Income ............................   $1,413,000   $2,546,000
                                               ----------   ----------

Denominator:
      Weighted average shares outstanding ..    2,791,000    2,818,000
      Shares issued on assumed conversion of
         convertible note ..................         --        235,000
                                               ----------   ----------
      Weighted average shares and share
         Equivalents .......................    2,791,000    3,053,000
                                               ----------   ----------

Earnings per share:
      Net Income ...........................   $     0.51   $     0.83

                                               ==========   ==========

K.   Segment Information

The Company is engaged in one business segment: multimedia. All operating units are located domestically, and substantially all revenues are domestic. The Company's operations include local telephone companies, a cable TV company, investment in PCS entities and investment in two network-affiliated television stations. The Company's primary operations are located in the states of Iowa, Kansas, Michigan, New Hampshire, New Mexico, New York, North Dakota, Utah and Wisconsin. 75% of the Company's telephone customers are residential. The remaining customers are businesses.

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

Operating profit is equal to revenues less operating expenses, including unallocated general corporate expenses and excluding, interest and income taxes. The Registrant allocates a portion of its general corporate expenses to its operating segment. Such allocation was $333,000 and $327,000 for the three months ended March 31, 2003 and 2002, respectively.


                                                                                Three Months Ended
                                                                                      March 31,
                                                                                  2003        2002
                                                                                --------    --------
Sales and revenues: .........................................................   $ 21,303    $ 20,974
                                                                                ========    ========
EBITDA (before corporate allocation):
  Operations ................................................................   $ 10,457    $ 10,743
  Corporate expenses, gross .................................................       (768)       (687)
                                                                                --------    --------
   Combined total ...........................................................   $  9,689    $ 10,056
                                                                                ========    ========

Operating profit:
  Operations ................................................................   $  5,211    $  5,609
  Corporate expenses, net ...................................................       (437)       (365)
                                                                                --------    --------
   Combined total ...........................................................   $  4,774    $  5,244
                                                                                ========    ========

Operating profit ............................................................   $  4,774    $  5,244
  Other income (expense):
  Gain on sale of cellular partnership ......................................       --         4,965
  Investment income .........................................................        558         997
  Interest expense ..........................................................     (3,026)     (3,373)
  Equity in earnings of affiliated companies ................................        260         204
                                                                                --------    --------
Income before income taxes, minority interests and operations of Morgan Group
Holding Co. .................................................................
distributed to shareholders .................................................   $  2,566    $  8,037
                                                                                ========    ========

L.   Litigation

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Sales And Revenues

Revenues for the three months ended March 31, 2003 increased by $0.3 million to $21.3 million from the first quarter of 2002. Increases in the current quarter are the result of additional deregulated revenues and increased regulated telephone revenues from one of the Company's telephone operations that is in the process of a significant capital upgrade program. Notwithstanding the overall increase in revenues for the period, lower intrastate revenues were recorded by certain operations during the first quarter of 2003.

Operating Profit

Operating profit for the three months ended March 31, 2003 decreased by $0.5 million to $4.8 million from the first quarter of 2002 reflecting the above noted lower intrastate revenues, higher depreciation associated with capital spending programs, and increased expenses as compared to the previous year. The Company's security operation in upstate New York recorded less amortization expense during the first quarter of 2003 as compared to the first quarter of 2002 as it changed the amortization period of customer lists from three to ten years in the fourth quarter of 2002.

Other Income (Expense)

For the three months ended March 31, 2003 investment income was down by $0.4 million from the same period in the prior year due to lower investment balances and lower dividends from bank stocks.

During the first quarter of 2002, the Company sold its interest in a cellular partnership in New Mexico (RSA 1 (North) for $5.6 million resulting in a pre-tax gain of $5.0 million.

Interest expense decreased by $0.3 million in the first quarter due primarily to lower variable interest rates.

Income Tax Provision

The income tax provision includes federal as well as state and local taxes. The tax provision for the three months ended March 31, 2003 and 2002, represent effective tax rates of 41.9% and 38.9%, respectively. The difference between these effective rates and the federal statutory rate is principally due to state income taxes, including the effect of earnings and losses attributable to different state jurisdictions.

Minority Interests

Minority interests decreased earnings by $77,000 for the three months ended March 31, 2003 as compared to $632,000 for the three months ended March 31, 2002 primarily due to minority interest recorded on the gain from the sale of the cellular minority interest.

Net Income (Loss)

The Company recorded income from continuing operations for the three months ended March 31, 2003 of $1.4 million, or $0.51 per share (basic and diluted), compared to income from continuing operations for the same period last year of $4.3 million, or $1.52 per basic share and $1.45 per diluted share. The gain from the sale of the cellular property of $2.5 million or $0.89 per basic share after tax and minority interest effects was the primary cause for the difference in income from continuing operations for these periods

Net income for the three months ended March 31, 2003 was $1.4 million, or $0.51 per share (basic and diluted share), as compared to net income of $2.4 million, or $0.85 per basic share (and $0.83 diluted share), in the same period last year. Operating losses of Morgan of $1.9 million, or $0.67 per basic share, in the first quarter of 2002 offset the $2.5 million gain from the sale of the cellular property.

FINANCIAL CONDITION

Liquidity/ Capital Resources

As of March 31, 2003, the Company had current assets of $39.5 million and current liabilities of $46.9 million. Working capital deficiency was therefore $7.4 million as compared to $12.8 million at December 31, 2002. The addition of $7.7 million of long-term debt was the primary cause of the decrease.

For the three months ended March 31, 2003, capital expenditures were $4.2 million versus $3.4 million for the same period last year.

At March 31, 2003, total debt was $192.0 million, which was $2.5 million higher than the $189.5 million at the end of 2002. At March 31, 2003, there was $124.4 million of fixed interest rate debt averaging 7.0% and $67.6 million of variable interest rate debt averaging 4.4%. Debt at year-end 2002 included $124.7 million of fixed interest rate debt, at an average interest rate of 7.1%, and $64.8 million of variable interest rate debt, at an average interest rate of 4.4%.

As of March 31, 2003, Interactive, the parent company, had $2.5 million available under a $10 million short-term line of credit facility, which expires on August 31, 2003. Management currently expects that this line of credit facility will be renewed but there is no assurance it will be.

Interactive and its predecessor have not paid any cash dividends on its common stock since 1989. Interactive does not expect to pay cash dividends on its Common Stock in the foreseeable future. Interactive currently intends to retain its earnings, if any, for use in its business. Future financings may limit or prohibit the payment of dividends.

Interactive has a high degree of financial leverage. As of March 31, 2003, the ratio of total debt to equity was 8.0 to 1. Certain subsidiaries also have high debt to equity ratios. In addition, the debt at subsidiary companies contains restrictions on the amount of readily available funds that can be transferred to the parent company.

The Company has a need for resources primarily to fund future long-term growth objectives. Interactive considers various alternative long-term financing sources: debt, equity, or sale of an investment asset. While management expects to obtain adequate financing to enable the Company to meet its obligations, there is no assurance that such financing will be readily obtained at reasonable costs.

The Company is obligated under long-term debt and lease agreements to make certain cash payments over the term of the agreements. The following table summarizes these contractual obligations for the period shown:

                                                                       Payments Due by Period
                                                                           (In thousands)
                                                             Less than
                                       Total     1 year (b)  2 - 3 years 4 - 5 years After 5 years
                                     --------    ----------  ----------- ----------- -------------

Long-term Debt (a) ...............   $181,372    $ 18,474    $ 39,342    $ 48,358    $ 75,198

Operating Leases .................      1,306         321         564        321          100
                                     --------    --------    --------    --------    --------

Total Contractual Cash Obligations   $182,678    $ 18,795    $ 39,906    $ 48,679    $ 75,298
                                     ========    ========    ========    ========    ========

(a)  Does not include interest payments on debt

The Company has certain  financing  commitments  from banks and other  financial
institutions  that  provide  liquidity.   The  following  table  summarizes  the
expiration of these commitments for the periods shown:

                                                Amount of Commitment Expiration
                                                        Per Period
                                                      (In thousands)
                                Total
                               Amounts
                               Committed  Less than
Other Commercial Commitments               1 year   1 - 3 years   4 - 5 years   Over 5 years
                               -------    -------   -----------   -----------   ------------

Lines of Credit ............   $10,639    $10,639          --            --             --

Guarantees .................     3,750      3,750          --            --             --

                               -------    -------   -----------   -----------   ------------

Total Commercial Commitments   $14,389    $14,389          --            --             --
                               =======    =======   ===========   ===========   ============

The Company has initiated an effort to monetize certain of its assets, including selling a portion or all of certain investments and/or certain of its operating entities. These may include minority interest in network affiliated television stations and certain telephone operations where growth opportunities are not readily apparent. There is no assurance that all or any part of this program can be effectuated on acceptable terms. In March 2002, the Company sold its 20.8% interest in the New Mexico cellular property, RSA 1 (North), to Verizon Wireless for $5.6 million and repaid certain outstanding indebtedness to Verizon.

Critical Accounting Policies and Estimates

In the first quarter of 2003, the Company issued stock options to its President and Chief Operating Officer. The Company has elected to account for these options under the provisions of FASB Statement No. 123 "Accounting and Disclosure of Stock-Based Compensation" and FASB Statement No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." Under the provisions of these two statements stock options are valued at fair value on the date of the grant and such amount is amortized as an expense over the vesting period.

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

Purchase Price Allocation

Interactive's business development strategy is to expand its existing operations through internal growth and acquisition. From 1989 through 2002, the Company has acquired fourteen telephone companies. Significant judgments and estimates are required to allocate the purchase price of acquisitions to the fair value of tangible assets acquired and identifiable intangible assets and liabilities assumed. Any excess purchase price over the above fair values is allocated to goodwill. Additional judgments and estimates are required to determine if identified intangible assets have finite or indefinite lives and the period of their lives.

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

Annually, the Company tests goodwill for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, while the second step measures the amount of impairment, if any. The Company performed the first of its required annual impairment tests of goodwill and other indefinite lived intangible assets.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risk relating to changes in the general level of U.S. interest rates. Changes in interest rates affect the amounts of interest earned on the Company's cash and cash equivalents ($25.7 million at March 31, 2003 and $23.4 million at December 31, 2002).

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

At March 31, 2003, approximately $67.6 million, or 35%, of the Company's long-term debt and notes payable bears interest at variable rates. Accordingly, the Company's earnings and cash flows are affected by changes in interest rates. Assuming the current level of borrowings for variable rate debt and assuming a one percentage point change in the 2003 average interest rate under these borrowings, it is estimated that the Company's 2003 three-month interest expense would have changed by less than $0.1 million. In the event of an adverse change in interest rates, management would likely take actions to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, the analysis assumes no such actions. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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

Item 6. Exhibits and Reports on Form 8-K

          (a)  Exhibit 99.1 - Chief Executive Officer Section 906 Certification.
               Exhibit 99.2 - Chief Financial Officer Section 906 Certification.

          (b) Current Report on Form 8-K filed on March 26, 2003 reporting rights offering under consideration.

                                    SIGNATURE


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      LYNCH INTERACTIVE CORPORATION
                                      (Registrant)

                                      By: /s/Robert E. Dolan
                                      ----------------------------
                                      Robert E. Dolan
                                      Chief Financial Officer

May 13, 2003

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

                                       /s/ Mario J. Gabelli
                                       Mario J. Gabelli
                                       Chief Executive Officer of
                                       Lynch Interactive Corporation

May 13, 2003

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

                                  /s/ Robert E. Dolan
                                  Robert E. Dolan
                                  Chief Financial Officer of
                                  Lynch Interactive Corporation

May 13, 2003