Form 10-Q
period 2003-06-30
LYNCH INTERACTIVE CORP
filed 2003-08-14
CIK 1088771

===============================================================================
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark One)

          [X]  QUARTERLY   REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003
                               -------------

                                       or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------   ----------------

Commission File No.     1-15097
                        -------


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate  by check mark  whether  the  Registrant  is an  accelerated  filer (as
defined in Rule 12b-2of the Act).Yes   No X

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practical date.


           Class                              Outstanding at July 30, 2003
           -----                              ----------------------------
Common Stock, $.0001 par value                         2,782,751

================================================================================

                                      INDEX

                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION


Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets:
  -      June 30, 2003
  -      December 31, 2002
  -      June 30, 2002

Condensed Consolidated Statements of Operations:
  -      Three and six months ended June 30, 2003 and 2002

Condensed Consolidated Statements of Cash Flows:
  -      Six months ended June 30, 2003 and 2002

Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Item 4. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits and Reports on Form 8-K


SIGNATURE

CERTIFICATIONS




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIAIRES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                June 30,   December 31,    June 30,
                                                                  2003         2002          2002
                                                             ------------ ------------- ------------
                                                              (Unaudited)     (Note)     (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ...............................   $  25,526    $  23,356    $  24,291
  Restricted Cash .........................................        --           --         10,552
  Receivables, less allowances of $258,
    $316 and $928, respectively ...........................       8,553        8,916        8,982
  Material and supplies ...................................       3,300        3,351        3,687
  Prepaid expenses and other current assets ...............       1,290        1,451        2,443
                                                              ---------    ---------    ---------
TOTAL CURRENT ASSETS ......................................      38,669       37,074       49,955

PROPERTY, PLANT AND EQUIPMENT:
  Land ....................................................         833          807          840
  Buildings and improvements ..............................      13,332       12,741       10,918
  Machinery and equipment .................................     203,807      195,015      183,979
                                                              ---------    ---------    ---------
                                                                217,972      208,563      195,737
  Accumulated Depreciation ................................     (97,312)     (88,201)     (81,834)
                                                              ---------    ---------    ---------
                                                                120,660      120,362      113,903
GOODWILL, NET .............................................      60,884       60,884       60,889
INVESTMENTS IN AND ADVANCES TO AFFILIATED ENTITIES ........      10,100        9,343       15,375
OTHER ASSETS ..............................................      18,732       17,684       17,663
                                                              ---------    ---------    ---------
TOTAL ASSETS ..............................................   $ 249,045    $ 245,347    $ 257,785
                                                              =========    =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable to banks ..................................   $  11,623    $  12,882    $  12,776
  Trade accounts payable ..................................       3,118        1,638          479
  Accrued interest payable ................................         372          384        1,809
  Accrued liabilities .....................................      14,831       16,682       17,158
 Current maturities of long-term debt .....................      18,619       18,272       21,151
                                                              ---------    ---------    ---------
TOTAL CURRENT LIABILITIES .................................      48,563       49,858       53,373
   LONG-TERM DEBT .........................................     160,720      158,349      166,433
   DEFERRED INCOME TAXES ..................................       6,659        6,621        7,790
   OTHER LIABILITIES ......................................         645          736          799
   MINORITY INTERESTS .....................................       7,414        7,151        6,814

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  COMMON STOCK, $0.0001 PAR VALUE-10,000,000
    SHARES AUTHORIZED; 2,824,766 ISSUED; 2,782,751,
     2,792,651 and 2,802,551 OUTSTANDING ..................        --           --           --
  ADDITIONAL PAID-IN CAPITAL ..............................      21,406       21,406       21,406
  RETAINED EARNINGS .......................................       4,448        1,879        1,625
  ACCUMULATED OTHER COMPREHENSIVE INCOME ..................         599          534          467
  TREASURY STOCK, 42,015, 32,115 and 22,215 shares, at cost      (1,409)      (1,187)        (922)
                                                              ---------    ---------    ---------
TOTAL SHAREHOLDER'S EQUITY ................................      25,044       22,632       22,576
                                                              ---------    ---------    ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ................   $ 249,045    $ 245,347    $ 257,785
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





                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

               (In thousands, except per share and share amounts)

                                                             Three Months Ended            Six Months Ended
                                                                  June 30,                     June 30,
                                                        ----------------------------------------------------------
                                                             2003          2002          2003           2002
                                                        ----------------------------------------------------------
SALES AND REVENUES ...................................   $    21,343    $    21,098    $    42,646    $    42,072

COSTS AND EXPENSES:
Operations, exclusive of depreciation and amortization        10,637         11,104         21,483         21,335
Depreciation and amortization ........................         4,913          4,780          9,828          9,591
Selling and administrative ...........................         1,100            757          1,868          1,445
                                                           ---------      ---------     ----------    -----------
OPERATING PROFIT .....................................         4,693          4,457          9,467          9,701
                                                           ---------      ---------     ----------    -----------

Other income (expense):
   Investment income .................................            98            235            656          1,232
   Interest expense ..................................        (2,999)        (3,298)        (6,025)        (6,671)
   Equity in earnings of affiliated companies ........           425            224            685            428
   Gain on sale of subsidiary stock ..................          --             --             --            4,965
                                                            ---------      ---------    ----------     ----------
                                                              (2,476)        (2,839)        (4,684)          (46)
                                                            ---------      ---------    ----------     ----------
INCOME BEFORE INCOME TAXES, MINORITY INTERESTS AND
OPERATIONS OF MORGAN GROUP HOLDING CO. DISTRIBUTED TO
SHAREHOLDERS
                                                               2,217          1,618          4,783          9,655
Provision for income taxes ...........................          (875)          (651)        (1,951)        (3,783)
Minority Interests ...................................          (186)           (62)          (263)          (694)
                                                            ---------      ---------    ----------     ----------
INCOME  FROM CONTINUING OPERATIONS ...................         1,156            905          2,569          5,178

Loss from operations of Morgan Group Holding Co.
distributed to shareholders, net of income taxes of
$-, and minority interests of $868 ...................          --             --             --           (1,888)
                                                            ---------      --------     ----------     ----------
NET INCOME ...........................................   $     1,156    $       905    $     2,569    $     3,290
                                                            =========     =========     ==========     ==========

Basic weighted average shares outstanding ............     2,787,000      2,809,000      2,789,000      2,813,000
Diluted weighted average shares outstanding ..........     2,787,000      2,809,000      2,789,000      3,049,000
BASIC EARNINGS PER SHARE
INCOME  FROM CONTINUING OPERATIONS ...................   $      0.41    $      0.32    $      0.92    $      1.84
Loss from operations of Morgan Group Holding Co.
  distributed to shareholders ........................          --             --             --            (0.67)
                                                           ---------      ---------     ----------     ----------
NET INCOME ...........................................   $      0.41    $      0.32    $      0.92    $      1.17
                                                           =========      =========     ==========     ==========

DILUTED EARNINGS PER SHARE
INCOME FROM CONTINUING OPERATIONS ....................   $      0.41    $      0.32    $      0.92    $      1.79
Loss from operations of Morgan Group Holding Co.
distributed to shareholders...........................          --             --             --            (0.62)
                                                           ---------     ----------     ----------     ----------
NET INCOME ...........................................   $      0.41    $      0.32    $      0.92    $      1.17
                                                           =========     ==========     ==========     ==========

See accompanying notes.




                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                             Six Months Ended
                                                                                 June 30,
                                                                        ----------------------
                                                                            2003        2002
                                                                        ----------------------
OPERATING ACTIVITIES
Net Income ..........................................................   $  2,569    $  3,290
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization ....................................      9,828       9,591
   Equity in earnings of affiliated companies .......................       (685)       (428)
   Minority interests ...............................................        263         694
   Gain on sale of cellular partnership .............................       --        (4,965)
   Gain on sale of available for sale securities ....................       --           (24)
   Non-cash items and changes in operating assets and liabilities from operations of Morgan Group Holding Co.
     distributed to shareholders ....................................       --         1,888
   Changes in operating assets and liabilities:
        Receivables .................................................        363       1,055
        Accounts payable and accrued liabilities ....................       (476)      1,174
        Other .......................................................        212      (1,000)
                                                                        --------    --------
NET CASH PROVIDED BY OPERATING ACTIVITIES ...........................     12,074      11,275
                                                                        --------    --------

INVESTING ACTIVITIES
Capital expenditures ................................................     (9,927)     (7,794)
Investment in and advances to affiliated entities ...................       (546)     (1,912)
Proceeds from sale of available for sale securities .................       --           398
Proceeds from sale of cellular partnership ..........................       --         5,570
Other ...............................................................       (668)        (75)
                                                                        --------    --------
NET CASH USED IN INVESTING ACTIVITIES ...............................    (11,141)     (3,813)
                                                                        --------    --------

FINANCING ACTIVITIES
Issuance of long term debt ..........................................      8,748       1,965
Repayments of long term debt ........................................     (6,030)     (7,605)
Net repayments on lines of credit ...................................     (1,259)      2,440
Treasury stock transactions .........................................       (222)       (691)
Investment in restricted cash .......................................       --        (2,983)
Other ...............................................................       --            39
                                                                        --------    --------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES .................      1,237      (6,835)
                                                                        --------    --------
Net increase in cash and cash equivalents ...........................      2,170         627
Cash and cash equivalents at beginning of period ....................     23,356      23,664
                                                                        --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..........................   $ 25,526    $ 24,291
                                                                        ========    ========

See accompanying notes.




                  LYNCH INTERACTIVE CORPORATION & SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.   Subsidiaries of the Registrant

As of June 30, 2003, the Subsidiaries of the Registrant are as follows:

Subsidiary                                       Owned by Lynch

Brighton Communications Corporation ............     100.0%
  Lynch Telephone Corporation IV ...............     100.0%
    Bretton Woods Telephone Company ............     100.0%
    World Surfer, Inc. .........................     100.0%
  Lynch Broadband Corporation ..................     100.0%
  Lynch Telephone Corporation VI ...............      98.0%
    JBN Telephone Company, Inc. ................      98.0%
      JBN Finance Corporation ..................      98.0%
      CLR Video, L.L.C .........................      98.0%
    Giant Communications, Inc. .................     100.0%
    Lynch Telephone Corporation VII ............     100.0%
      USTC Kansas, Inc. ........................     100.0%
       Haviland Telephone Company, Inc. ........     100.0%
        Haviland Finance Corporation ...........     100.0%
  DFT Communications Corporation ...............     100.0%
     DFT Telephone Holding Company, L.L.C ......     100.0%
    Dunkirk & Fredonia Telephone Company .......     100.0%
      Cassadaga Telephone Company ..............     100.0%
        Macom, Inc. ............................     100.0%
      Comantel, Inc. ...........................     100.0%
        Erie Shore Communications, Inc. ........     100.0%
        D&F Cellular Telephone, Inc. ...........     100.0%
    DFT Long Distance Corporation ..............     100.0%
    DFT Local Service Corporation ..............     100.0%
    DFT Security Services, Inc. ................     100.0%
  LMT Holding Corporation ......................     100.0%
    Lynch Michigan Telephone Holding Corporation     100.0%
        Upper Peninsula Telephone Company ......     100.0%
        Alpha Enterprises Limited ..............     100.0%
          Upper Peninsula Cellular North, Inc. .     100.0%
          Upper Peninsula Cellular South, Inc. .     100.0%

  Lynch Telephone Corporation IX ...............     100.0%
    Central Scott Telephone Company ............     100.0%
        CST Communications Inc. ................     100.0%
  Global Television, Inc. ......................     100.0%
  Inter-Community Acquisition Corporation ......     100.0%

  Lynch Telephone Corporation X ................     100.0%
     Central Utah Telephone, Inc. ..............     100.0%
     Central Telecom Services, LLC .............     100.0%
        Cache Valley Wireless, LC ..............     100.0%


Subsidiary                                   Owned by Lynch



  Lynch Entertainment, LLC .................     100.0%
  Lynch Entertainment Corporation II .......     100.0%

  Lynch Multimedia Corporation .............     100.0%

  Lynch Paging Corporation .................     100.0%

Lynch PCS Communications Corporation .......     100.0%
  Lynch PCS Corporation A ..................     100.0%
  Lynch PCS Corporation F ..................     100.0%
  Lynch PCS Corporation G ..................     100.0%
  Lynch PCS Corporation H ..................     100.0%

Lynch 3G Communications Corporation ........     100.0%

Lynch Telephone Corporation ................      83.1%
  Western New Mexico Telephone Company, Inc.      83.1%
  Interactive Networks Corporation .........      83.1%
  WNM Communications Corporation ...........      83.1%
  WNM Interactive, L.L.C ...................      83.1%
  Wescel Cellular, Inc. ....................      83.1%
    Wescel Cellular of New Mexico, L.P. ....      42.4%
  Wescel Cellular, Inc. II .................      83.1%
      Enchantment Cable Corporation ........      83.1%
Lynch Telephone II, LLC ....................     100.0%
  Inter-Community Telephone Company, LLC ...     100.0%
  Valley Communications, Inc. ..............     100.0%
Lynch Telephone Corporation III ............      81.0%
  Cuba City Telephone Exchange Company .....      81.0%
  Belmont Telephone Company ................      81.0%

B.   Basis of Presentation

The Company consolidates the operating results of its telephone and cable television subsidiaries (81-100% owned at June 30, 2003, December 31, 2002 and June 30, 2002). All material intercompany transactions and balances have been eliminated. Investments in affiliates in which the Company does not have a majority voting control are accounted for in accordance with the equity method. The Company accounts for the following affiliated companies on the equity basis of accounting: Coronet Communications Company (20% owned at June 30, 2003, December 31, 2002 and June 30, 2002), Capital Communications Company, Inc. (49% owned at June 30, 2003, December 31, 2002 and June 30, 2002. Note: Interactive owns a convertible preferred stock which, when converted, would increase its ownership in Capital to 50%) and the cellular partnership operations in New Mexico (17% to 21% owned at June 30, 2003, December 31, 2002 and June 30, 2002).

On January 24, 2002, Interactive spun off its interest in The Morgan Group, Inc. ("Morgan"), its only services subsidiary, via a tax-free dividend to its shareholders of the stock of Morgan Group Holding Co., a corporation that was formed to serve as a holding company for Interactive's controlling interest in Morgan. Morgan Group Holding Co. is now a public company. Accordingly, the amounts for Morgan are reflected on a one-line basis in the condensed consolidated financial statements for the six months ended June 30, 2002, as amounts "distributed to shareholders."

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Articles 10 and 11 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

As noted, in Note H, in the first quarter of 2003, the Company issued stock options to its President and Chief Operating Officer. The Company has elected to account for these options under the provisions of FASB Statement No. 123 "Accounting and Disclosure of Stock-Based Compensation" and FASB Statement No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." Under the provisions of these two statements, stock options are valued at fair value on the date of the grant and such amount is amortized as an expense over the vesting period. During the second quarter of 2003, the President left the Company, and all options were forfeited. The $50,000 of expense that was recognized in the first quarter, was reversed into net income.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement obligations." This standard provides accounting guidance for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction or development and (or) normal operation of that asset. According to the standard, the fair value of an asset retirement obligation (ARO liability) should be recognized in the period in which (1)a legal obligation to retire a long-lived asset exists and (2) the fair value of the obligation based on retirement cost and settlement date is reasonably estimable. Upon initial recognition of the ARO liability, the related asset retirement cost should be capitalized by increasing the carrying amount of the related long-lived asset. The Company adopted SFAS No. 143 on January 1, 2003. Although the Company generally has had no legal obligation to remove assets, depreciation rates of certain assets established by regulatory authorities for the Company's telephone operations subject to SFAS No. 71 have historically included a component for removal costs in excess of the related estimated salvage value. SFAS No. 71 requires the Company to not remove this accumulated liability for removal costs in excess of salvage value even though there is no legal obligation to remove the assets. For the Company's operations not subject to SFAS No. 71 the Company has not accrued a liability for anticipated removal costs in the past and will continue to expense the costs of removal as incurred since there is no legal obligation to remove such assets. Accordingly, the adoption of SFAS No. 143 had no impact on the Company's financial statements.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. Management of the Company is still evaluating the impact that FIN 46 will have on the Company's consolidated financial position, results of operations or cash flows.

Certain 2002 amounts have been reclassified to conform to the 2003 presentation.

C.   Intangibles

The application of the non-amortization provisions of Statement No. 142, Goodwill and Other Intangible Assets, has increased net income for both the three months ended June 30, 2003 and 2002 by $0.7 million ($0.24 per basic and diluted share) and approximately $1.3 million ($0.45 per basic and $0.44 per diluted share) for the six months ended June 30, 2002 and approximately $1.3 million ($.045 per basic and diluted share) for the six months ended June 30, 2003.

The following tables display the details of goodwill and intangible assets as of the dates shown.

                                                  June 30,   December 31,  June 30,
                                                    2003        2002         2002
                                                  ---------------------------------
                                                 (Unaudited)            (Unaudited)
                                                  ---------------------------------
                                                              (000s)

Intangible assets subject to amortization:
  Subscriber lists ...........................   $  7,702    $  7,284    $  7,594
  Accumulated amortization ...................     (2,665)     (2,370)     (1,774)
                                                 --------    --------    --------
                                                 $  5,037    $  4,914    $  5,820
                                                 ========    ========    ========

Amortization expense for three months ended ..   $    147                $    405
Amortization expense for six months ended ....   $    295                $    808
Intangible assets not subject for amortization
  Goodwill ...................................   $ 60,884    $ 60,884    $ 59,916
  Cellular Licenses ..........................      1,650       1,650       1,650

Estimated aggregate amortization expense by year for Intangible assets subject to amortization:

                                   (000's)
                                   -------

                             2003   $552
                             2004   $552
                             2005   $547
                             2006   $547
                             2007   $547

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

Summarized financial information for companies accounted for by the equity method as of and for the three and six months ended June 30, 2003 and 2002 and as of December 31, 2002 is as follows (000's):

                                                     Broadcasting Combined Information
                                                     June 30,  December 31, June 30,
                                                      2003        2002       2002
                                                   (Unaudited)            (Unaudited)
                                                   -------------------------------------

Current assets .................................   $  5,404    $  6,181    $  5,145
Property, plant & equipment, intangibles & other     10,103      11,260      12,494
                                                   --------    --------    --------
Total assets ...................................   $ 15,507    $ 17,441    $ 17,639
                                                   ========    ========    ========

Current liabilities ............................   $  3,127    $  3,790    $  4,140
Long term liabilities ..........................     17,020      18,069      18,856
Equity .........................................     (4,640)     (4,418)     (5,357)
                                                   --------    --------    --------
Total liabilities & equity .....................   $ 15,507    $ 17,441    $ 17,639
                                                   ========    ========    ========

Three months ended

Revenues .......................................   $  2,900                $  2,958
Gross profit ...................................        782                     954
Net (Loss) Profit ..............................         (7)                     73

 Six Months Ended

Revenues .......................................   $  5,738                $  5,581
Gross profit ...................................      1,455                   1,637
Net Loss .......................................       (212)                   (151)

At June 30, 2003, December 31, 2002, and June 30, 2002 the Company's investment in Coronet Communications Company ("Coronet") was carried at a negative $793,000, a negative $791,000, and a negative $930,000 respectively, due to the Company's guarantee of $3.8 million of Coronet's third party debt. Long-term debt of Coronet, at June 30, 2003, totaled $10.4 million due to a third party lender which is due quarterly through December 31, 2005. The Company's investment in Capital Communications Company was carried at $0 for all periods.






                                             Telecommunications Combined Information
                                                  June 30,  December 31,  June 30,
                                                 ---------------------------------
                                                    2003      2002      2002
                                                 (Unaudited)         (Unaudited)
                                                 ----------------------------------
                                                             (000`s)
Current assets .................................   $11,597   $13,996   $11,544
Property, plant & equipment, intangibles & other    27,343    28,320    28,124
                                                   -------   -------   -------
Total assets ...................................   $38,940   $42,316   $39,668
                                                   =======   =======   =======

Current liabilities ............................   $ 5,372   $ 9,243   $ 8,836
Long term liabilities ..........................    11,061    11,869    13,517
Equity .........................................    22,507    21,204    17,315
                                                   -------   -------   -------
Total liabilities & equity .....................   $38,940   $42,316   $39,668
                                                   =======   =======   =======

Three months ended

Revenues .......................................   $11,570             $11,104
Gross profit ...................................     4,152               3,277
Net income .....................................     3,178               2,481

Six months ended

Revenues .......................................   $21,981             $20,937
Gross profit ...................................     7,580               5,836
Net income .....................................     5,679               4,395

G.   Indebtedness

The parent company maintains a short-term line of credit facility totaling $10.0 million. Borrowings under this facility were $8.3 million, $10.0 million and $9.9 million at June 30, 2003, and December 31, 2002, and June 30, 2002
respectively. This facility will expire on August 31, 2003. Long-term debt consists of (all interest rates are at June 30, 2003):


                                                          June 30,                   June 30,
                                                           2003       December 31,     2002
                                                        (Unaudited)      2002       (Unaudited)
                                                        ---------------------------------------
                                                                   (In thousands)
Rural Electrification Administration (REA) and Rural
 Telephone Bank (RTB) notes payable through 2027 at
 fixed interest rates ranging from 2% to 7.5%. (5%
 weighted average, secured by assets of the telephone
 companies of $152.8 million) ........................   $  58,878    $  58,119    $  55,239

Bank Credit facilities utilized by certain telephone
 and telephone holding companies through 2016, $28.9
 million at fixed interest rates averaging 7.9% and
 $53.8 million at variable interest rates averaging
 4.1%  ..............................................       82,681       80,166       84,060

Unsecured  notes  issued  in  connection  with
 acquisitions through 2006, at fixed interest rates
 of 10.0% ...........................................       34,634       34,749       34,397

Convertible  note due in  December  2007 at a
 fixed  interest rate of 10% ........................         --           --         10,000

Other ...............................................        3,146        3,587        3,888
                                                         ---------    ---------    ---------
                                                           179,339      176,621      187,584
Current maturities ..................................      (18,619)     (18,272)     (21,151)
                                                         ---------    ---------    ---------
                                                         $ 160,720    $ 158,349    $ 166,433
                                                         =========    =========    =========

H.   Stock Options

The Company has a stock option plan which calls for 83,000 options to be issued, a maximum option term of ten years and vesting at the discretion of the Option Committee.

On February 10, 2003, the Company issued stock options to its newly hired President and Chief Operating Officer, covering 55,000 shares. The exercise prices were as follows: 20,000 at $26.06 (market price at date of grant), 20,000 at $36.06 and 15,000 at $46.06. These options vested at one year, three years and four years from February 10, 2003 and expire on February 10, 2008. The estimated fair value of these options at the date of grant was $650,000, using the Black-Scholes Option Pricing model with the following assumptions: risk free interest rate of 3%, dividend yield of 0% and volatility factor of the estimated market price of the Company's common stock of .582 and an expected life of the options of five years. $50,000 of expense was recognized in the first quarter of 2003 for these options - $30,000 net of tax. During the second quarter of 2003, the President left the Company, and all options were forfeited and the $30,000 of expense, recognized in the first quarter, was reversed into income.

I.   Comprehensive Income

Balances of accumulated other comprehensive income, net of tax, which consists of unrealized gains (losses) on available for sale of securities, at June 30, 2003, December 31, 2002 and June 30, 2002 are as follows (in thousands):

                                  Unrealized
                                     Gain      Tax Effect   Net
Balance at December 31, 2002 ...   $  915       $ (381)   $  534
Current period unrealized losses      104          (39)       65
                                   ------       ------    ------
  Balance at June 30, 2003 .....   $1,019       $ (420)   $  599
                                   ======       ======    ======
  Balance at June 30, 2002 .....   $  799       $ (332)   $  467

Comprehensive income, for the three month and six month periods ended June 30, 2003 and 2002 are as follows (in thousands):

                                               Three Months Ended     Six Months Ended
                                                    June 30,             June 30,
                                             -------------------------------------------
                                                 2003        2002      2003      2002
                                             -------------------------------------------

Net income for the period                      $ 1,156   $   905    $ 2,569   $ 3,290
Reclassification adjustment-net of income
  tax  benefit  of $--,  $20 and -- and $146
respectively ...............................      --         (32)      --        (228)
Unrealized losses on available for sale
  securities - net of income tax benefit
  as of ($87),$307,($39) and $579
respectively................................       131      (447)        65      (847)
                                               -------    -------   -------   -------
  Comprehensive income .....................   $ 1,287   $   426    $ 2,634   $ 2,215
                                               =======   =======    =======   =======


J.   Earnings per share

The following table set forth the computation of basic and diluted earnings per share for the periods indicated: During the six months ended June 30, 2003, the Company purchased 9,900 shares of its common stock for treasury. During the period there were stock options outstanding that have been excluded from the earnings per share computation because their inclusion would have been anti-dilutive.





                                                     Three Months Ended     Six Months Ended
                                                        June 30,                June 30,
                                                   2003         2002        2003         2002
                                                ------------------------------------------------
Basic earnings per share
Numerator:
      Net Income ...........................   $1,156,000   $  905,000   $2,569,000   $3,290,000
Denominator:
      Weighted average shares outstanding ..    2,787,000    2,809,000    2,789,000    2,813,000
                                               ----------   ----------   ----------   ----------
Earnings per share:
      Net income ...........................   $     0.41   $     0.32   $     0.92   $     1.17
                                               ==========   ==========   ==========   ==========

Diluted earnings per share
Numerator:
     Net Income ............................   $1,156,000   $  905,000   $2,569,000   $3,290,000
     Interest  saved on  assumed  conversion
     of convertible notes - net of tax......         --           --           --        274,000
                                                ----------   ----------   ----------   ----------

     Net Income ............................   $1,156,000   $  905,000   $2,569,000   $3,564,000
                                               ----------   ----------   ----------   ----------

Denominator:
      Weighted average shares outstanding ..    2,787,000    2,809,000    2,789,000    2,813,000
      Shares issued on assumed conversion of
         convertible note ..................         --           --           --        236,000
                                               ----------   ----------   ----------   ----------
      Weighted average shares and share
         Equivalents .......................    2,787,000    2,809,000    2,789,000    3,049,000
                                               ----------   ----------   ----------   ----------

Earnings per share:
      Net Income ...........................   $     0.41   $     0.32   $     0.92   $     1.17
                                               ==========   ==========   ==========   ==========

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

Operating profit is equal to revenues less operating expenses, including unallocated general corporate expenses and excluding, interest and income taxes. The Company allocates a portion of its general corporate expenses to its operating segment, such allocation was $332,000 and $328,000 for the three months ended June 30, 2003 and 2002, respectively; and $665,000 from $655,000 for the six months ended June 30, 2003 and 2002 respectively.





                                                                      Three Months Ended        Six Months Ended
                                                                         June 30,                  June 30,
                                                                        2003        2002        2003        2002
                                                                    -----------------------------------------------
                                                                                         (000's)
Sales and revenues: ...............................................   $ 21,343    $ 21,098    $ 42,646    $ 42,072
                                                                      ========    ========    ========    ========

EBITDA (before corporate allocation):
  Operations ......................................................   $ 10,706    $  9,993    $ 21,163    $ 20,737
  Corporate expenses, gross .......................................     (1,100)       (757)     (1,868)     (1,445)
                                                                      --------    --------    --------    --------
   Combined total .................................................   $  9,606    $  9,236    $ 19,295    $ 19,292
                                                                      ========    ========    ========    ========

Operating profit:
  Operations ......................................................   $  5,463    $  4,890    $ 10,674    $ 10,499
  Corporate expenses, net .........................................       (770)       (433)     (1,207)       (798)
                                                                      --------    --------    --------    --------
   Combined total .................................................   $  4,693    $  4,457    $  9,467    $  9,701
                                                                      ========    ========    ========    ========

Operating profit ..................................................   $  4,693    $  4,457    $  9,467    $  9,701
  Other income (expense):
  Investment income ...............................................         98         235         656       1,232
  Interest expense ................................................     (2,999)     (3,298)     (6,025)     (6,671)
  Equity in earnings of affiliated companies ......................        425         224         685         428

  Gain on sale of subsidiary stock ................................       --          --          --         4,965
                                                                      --------    --------    --------    --------
Income before income taxes,  minority  interests and  operations of
Morgan Group Holding Co. distributed to shareholders ..............   $  2,217    $  1,618    $  4,783    $  9,655
                                                                      ========    ========    ========    ========

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Sales and Revenues

Sales and Revenues for the three months ended June 30, 2003 increased by $0.2 million or 1.2%, to $21.3 million from the second quarter of 2002. Increases in the current quarter are primarily the result of additional inter-state regulated telephone revenues from the Company's telephone operations that are in the process of significant capital upgrade programs. Notwithstanding the overall increase in revenues for the period, lower intra-state revenues were recorded by certain operations during the second quarter of 2003.

Revenues for the six months ended June 30, 2003 increased by $0.6 million or 1.4% from the six months ended June 30, 2002. Here again, high inter-state revenues have offset lower intra-state revenues.

Operating Profit

Operating profit for the three months ended June 30, 2003 increased by $0.2 million to $4.7 million from the second quarter of 2002. Last years second quarter included a $0.7 million allowance for doubtful accounts provided in connection with the bankruptcies of MCI/Worldcom and Global Crossings. Absent this allowance, operating profit decreased as a result of the above noted lower intra-state revenues and higher depreciation associated with significant capital spending programs, as compared to the previous year. The Company's security operation in upstate New York recorded $250,000 less amortization expense during the second quarter of 2003 as compared to the second quarter of 2002 as it changed the amortization period of customer lists from three to ten years in the fourth quarter of 2002. With regard to corporate expenses, the Company recorded a $0.3 million bonus accrual in the second quarter of 2003 in accordance with its shareholder approved executive compensation plan. No accrual was made in the second quarter of 2002.

For the six month ended June 30, 2003, operating profit decreased by $0.2 million form the six months ended June 30, 2003 basically reflecting all of the above factors.

Other Income (Expense)

For the three months ended June 30, 2003 investment income was down by $0.1 million from the same period in the prior year due to lower investment balances and absence of certain realized gains on available for sale securities. For the six months ended June 30, 2003, investment income was down by $0.6 million for the same reasons.

Interest expense decreased by $0.3 million in the second quarter of 2003 from the prior year due primarily to lower variable interest rates. In addition, in November 2002, the Company repurchased a $10 million convertible note for which we previously accrued and paid an interest rate of 6% per annum. These decreases were offset by higher interest expense at certain telephone companies who drew on debt facilitates to fund major capital expenditure program.

Interest expense decreased by $0.6 million for the six months ended June 30, 2003 as compared to the prior year for the same reasons as the above.

During the first quarter of 2002, the Company sold its minority interest in a cellular telecommunications operation in New Mexico (RSA 1 (North)) for $5.6 million resulting in a pre-tax gain of $5.0 million.

Equity in earnings of affiliates for both the three-month and six-month periods ending June 30, 2003 increased due to significant earnings at the Company's New Mexico cellular operation (RSA 3 and 5).

Income Tax Provision

The income tax provision includes federal as well as state and local taxes. The tax provision for the six months ended June 30, 2003 and 2002, represent effective tax rates of 40.8% and 39.2%, respectively. The difference between these effective rates and the federal statutory rate is principally due to state income taxes, including the effect of earnings and losses attributable to different state jurisdictions.

Minority Interests

Minority interests decreased earnings by $186,000 for the three months ended June 30, 2003 as compared to $62,000 for the three months ended June 30, 2002. The change was due to the absence of minority interest affects on the losses incurred in 2003 on the company's security operation in upstate New York. For the six months ended June 30, 2003 minority interest decreased earnings by $263,000 as compared to $694,000 in the six months ended June 30, 2002 primarily due to minority interest recorded on the gain from the sale of the cellular property.

Income from Continuing Operations and Net Income

Income from continuing operations and net income for the three months ended June 30, 2003 of $1.2 million, or $0.41 per share (basic and diluted), compared to income from continuing operations for the same period last year of $0.9 million, or $0.32 per share (basic and diluted) absence of the allowance for bad debts associated with MCI/WorldCom Global Crossing in 2002 was the primary cause of the increase.

Income from continuing operations for the six months ended June 30, 2003 was $2.6 million or $0.92 per share (basic and diluted) as reduced from the Income from continuing operations for the six months ended June 30, 2002 of $5.2 million, or $1.84 per basic share ($1.79 per diluted share). The reduction is primarily due to the $2.5 million or $0.89 per basic share gain from the sale of the cellular property.

Net income for the six months ended June 30, 2003 was $2.6 million, or $0.92 per share (basic and diluted), as compared to net income of $3.3 million, or $1.17 per share (basic and diluted), in the same period last year. The increase is due to the Operating losses of Morgan of $1.9 million, or $0.67 per basic share, in the first quarter of 2002, offset by the gain on the sale of the cellular property.

FINANCIAL CONDITION

Liquidity/ Capital Resources

As of June 30, 2003, the Company had current assets of $38.7 million and current liabilities of $48.6 million. Working capital deficiency was therefore $9.9 million as compared to $12.8 million at December 31, 2002. The addition of $8.7 million of long-term debt was the primary cause of the decrease.

For the six months ended June 30, 2003,  capital  expenditures were $9.9 million
versus  $7.8  million  for  the  same  period  last  year.   Full  year  capital
expenditures are estimated at $22 million versus $23.8 million in 2002.

At June 30, 2003, total debt was $191.0 million, which was $1.5 million higher than the $189.5 million at the end of 2002. At June 30, 2003, there was $123.6million of fixed interest rate debt averaging 7.0% and $67.3 million of variable interest rate debt averaging 4.2%. Debt at year-end 2002 included $124.7 million of fixed interest rate debt, at an average interest rate of 7.1%, and $64.8 million of variable interest rate debt, at an average interest rate of 4.4%.

As of June 30, 2003, Interactive, the parent company, had $1.7 million available under a $10 million short-term line of credit facility, which expires on August 31, 2003. Management currently expects that this line of credit facility will be renewed but there is no assurance it will be.

Interactive and its predecessor have not paid any cash dividends on its common stock since 1989. The Company intends to reexamine its dividend policy more frequently in light of changing dynamics. While it is currently constrained by capital needs, if it is able to recapitalize its balance sheet, resources may become available to pay dividends. Future financings may limit or prohibit the payment of dividends.

Interactive has a high degree of financial leverage. As of June 30, 2003, the ratio of total debt to equity was 7.6 to 1. Certain subsidiaries also have high debt to equity ratios. In addition, the debt at subsidiary companies contains restrictions on the amount of readily available funds that can be transferred to the parent company.

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

                                                      Payments Due by Period
                                                          (In thousands)
                                                             Less than
                                      Total    1 year (b)  2 - 3 years 4 - 5 years  After 5 years
                                      ------------------------------------------------------------

Long-term Debt (a) ...............   $179,339   $ 18,619   $ 46,923   $ 40,645   $ 73,152

Operating Leases .................      1,163        329        520        314       --
                                     --------   --------   --------   --------   --------

Total Contractual Cash Obligations   $180,502   $ 18,948   $ 47,443   $ 40,959   $ 73,152
                                     ========   ========   ========   ========   ========

(a)  Does not include interest payments on debt

The Company has certain  financing  commitments  from banks and other  financial
institutions  that  provide  liquidity.   The  following  table  summarizes  the
expiration of these commitments for the periods shown:

                                        Amount of Commitment Expiration
                                              Per Period
                                            (In thousands)
                                Total
                               Amounts   Less than
                              Committed   1 year   1 - 3 years   4 - 5 years   Over 5 years
                               -------   -------   -----------   -----------   ------------
Other Commercial Commitments
Lines of Credit ............   $11,623   $11,623          --            --             --

Guarantees .................     3,750     3,750          --            --             --

                               -------   -------   -----------   -----------   ------------

Total Commercial Commitments   $15,373   $15,373          --            --             --
                               =======   =======   ===========   ===========   ============

At June 30, 2003, the Company's investment in Coronet Communications Company ("Coronet") was carried at a negative $793,000, due to the Company's guarantee of $3.8 million of Coronet's third party debt. The Company's investment in Capital Communications Company was carried at $0 for all periods. Based upon a multiple of ten times broadcast cash flow, plus cash, less debt, Interactive estimates its value in these stations at almost $12 million as compared to the net book value of these investments of a negative $0.8 million. It is not assured that the results of these stations will continue at the current level or that they could be sold at ten times cash flow.

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

Revenue from intra-state access is generally billed monthly in arrears based on intra-state access rates filed with various state regulatory bodies. Interactive recognizes revenue from intrastate access service based on an estimate of the amounts billed to interexchange carriers in the subsequent month. Estimated revenues are adjusted monthly as actual revenues become known.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risk relating to changes in the general level of U.S. interest rates. Changes in interest rates affect the amounts of interest earned on the Company's cash and cash equivalents ($25.5 million at June 30, 2003 and $23.4 million at December 31, 2002).

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

At June 30, 2003, approximately $67.3 million, or 35%, of the Company's long-term debt and notes payable bears interest at variable rates. Accordingly, the Company's earnings and cash flows are affected by changes in interest rates. Assuming the current level of borrowings for variable rate debt and assuming a one percentage point change in the 2003 average interest rate under these borrowings, it is estimated that the Company's 2003 three-month interest expense would have changed by less than $0.1 million. In the event of an adverse change in interest rates, management would likely take actions to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, the analysis assumes no such actions. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

Item 4. Controls and Procedures


Our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report were designed and were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Item 4.    Submission    of   Matters   to   a   Vote   of   Security    Holders
           --------------------------------------------------------------------

At the Annual Meeting of Stockholders of the Company held on May 8, 2003, the following persons were elected as Directors of with the following votes:

Name                  Votes For   Votes Withheld
----                  ---------   --------------
Paul J. Evanson ...   2,579,770       8,496
John C. Ferrara ...   2,579,760       8,506
Mario J. Gabelli ..   2,579,770       8,496
Marc J. Gabelli ...   2,579,750       8,516
Daniel R. Lee .....   2,579,748       8,518
David C. Mitchell .   2,579,970       8,296
Salvatore Muoio ...   2,579,960       8,306
Frederic V. Salerno   2,579,424       8,842
Vincent S. Tese ...   2,579,718       8,548

Item 6. Exhibits and Reports on Form 8-K

          (a)  Exhibit 31.1 - Chief Executive Officer Section 302 Certification

               Exhibit 31.2 - Chief Financial Officer Section 302 Certification

               Exhibit 32.1 - Chief Executive Officer Section 906 Certification

               Exhibit 32.2 - Chief Financial Officer Section 906 Certification.

          (b) Current Reports on Form 8-K filed on April 30, 2003, and on May 16, 2003, reporting earnings for the first quarter ended March 31, 2003.

                                    SIGNATURE


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    LYNCH INTERACTIVE CORPORATION
                                    (Registrant)

                                    By: /s/Robert E. Dolan
                                    ------------------------
                                    Robert E. Dolan
                                    Chief Financial Officer

August 13, 2003