Form 10-Q
period 2003-09-30
LYNCH INTERACTIVE CORP
filed 2003-11-14
CIK 1088771

================================================================================

                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003
                               ------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to______


Commission File No. 1-15097
                    -------


                          LYNCH INTERACTIVE CORPORATION
                          -----------------------------
             (Exact name of Registrant as specified in its charter)


            Delaware                                         06-1458056
            --------                                         ----------
State or other jurisdiction of                           (I.R.S. Employer
inforporation or organization)                           Identification No.


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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2of the Act).Yes No X

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practical date.


            Class                             Outstanding at October 31, 2003
            -----                             -------------------------------
Common Stock, $.0001 par value                           2,782,151


================================================================================

                                      INDEX

                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION


Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets:
  -      September 30, 2003
  -      December 31, 2002
  -      September 30, 2002

Condensed Consolidated Statements of Operations:
  -      Three and nine months ended September 30, 2003 and 2002

Condensed Consolidated Statements of Cash Flows:
  -      Nine months ended September 30, 2003 and 2002

Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Item 4. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 6. Exhibits and Reports on Form 8-K


SIGNATURE

CERTIFICATIONS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)
                                                            September 30,   December 31,  September 30,
                                                                 2003          2002          2002
                                                            ---------------------------------------------
                                                             (Unaudited)      (Note)     (Unaudited)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents ...............................   $  27,409    $  23,356    $  25,338
  Restricted cash .........................................        --           --         10,598
  Receivables, less allowances of $262,
    $316 and $345, respectively ...........................       8,774        8,916        9,381
  Material and supplies ...................................       3,160        3,351        3,739
  Prepaid expenses and other current assets ...............       1,334        1,451        2,472
                                                              ---------    ---------    ---------
TOTAL CURRENT ASSETS ......................................      40,677       37,074       51,528

PROPERTY, PLANT AND EQUIPMENT:
  Land ....................................................         834          807          840
  Buildings and improvements ..............................      13,308       12,741       10,952
  Machinery and equipment .................................     207,524      195,015      190,018
                                                              ---------    ---------    ---------
                                                                221,666      208,563      201,810
  Accumulated Depreciation ................................    (101,120)     (88,201)     (85,661)
                                                              ---------    ---------    ---------
                                                                120,546      120,362      116,149
GOODWILL, NET .............................................      60,884       60,884       60,889
INVESTMENTS IN AND ADVANCES TO AFFILIATED ENTITIES ........       9,993        9,343        8,223
OTHER ASSETS ..............................................      18,876       17,684       16,828
                                                              ---------    ---------    ---------
TOTAL ASSETS ..............................................   $ 250,976    $ 245,347    $ 253,617
                                                              =========    =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Notes payable to banks ..................................   $  11,537    $  12,882    $  10,744
  Trade accounts payable ..................................       3,331        1,638          801
  Accrued interest payable ................................         325          384        1,419
  Accrued liabilities .....................................      16,672       16,682       19,322
 Current maturities of long-term debt .....................      31,805       18,272       26,981
                                                              ---------    ---------    ---------
TOTAL CURRENT LIABILITIES .................................      63,670       49,858       59,267
LONG-TERM DEBT ............................................     145,814      158,349      160,632
DEFERRED INCOME TAXES .....................................       6,720        6,621        5,721
OTHER LIABILITIES .........................................         600          736          752
MINORITY INTERESTS ........................................       7,629        7,151        6,999

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  COMMON STOCK, $0.0001 PAR VALUE-10,000,000
    SHARES AUTHORIZED; 2,824,766 ISSUED; 2,782,151,
     2,792,651 and 2,796,251 OUTSTANDING ..................        --           --           --
  ADDITIONAL PAID-IN CAPITAL ..............................      21,406       21,406       21,406
  RETAINED EARNINGS (DEFICIT) .............................       5,880        1,879         (247)
  ACCUMULATED OTHER COMPREHENSIVE INCOME ..................         682          534          181
  TREASURY STOCK, 42,615, 32,115 and 28,515 shares, at cost      (1,425)      (1,187)      (1,094)
                                                              ---------    ---------    ---------
TOTAL SHAREHOLDER'S EQUITY ................................      26,543       22,632       20,246
                                                              ---------    ---------    ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ................   $ 250,976    $ 245,347    $ 253,617
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


                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

               (In thousands, except per share and share amounts)

                                                             Three Months Ended           Nine Months Ended
                                                               September 30,                September 30,
                                                        ----------------------------------------------------------
                                                             2003          2002          2003           2002
                                                        ----------------------------------------------------------
SALES AND REVENUES ...................................   $    22,319    $    22,983    $    64,965    $    65,055

COSTS AND EXPENSES:
Operations ...........................................        11,151         11,374         32,634         32,710
Depreciation and amortization ........................         4,994          4,857         14,822         14,448
Selling and administrative ...........................           795            861          2,663          2,305
                                                          -----------     ---------     ----------    -----------
OPERATING PROFIT .....................................         5,379          5,891         14,846         15,592
                                                          -----------     ---------     ----------    -----------

Other income (expense):
   Investment income .................................            83            162            739          1,394
   Interest expense ..................................        (2,995)        (3,240)        (9,020)        (9,911)
   Equity in earnings of affiliated companies ........           338            429          1,023            857
   Reserve for impairment in spectrum license holder .          --           (5,479)          --           (5,479)
   Gain on sale of subsidiary stock ..................          --             --             --            4,965
                                                          -----------    ----------     ----------    -----------
                                                              (2,574)        (8,128)        (7,258)        (8,174)
                                                          -----------    ----------     ----------    -----------
INCOME (LOSS) BEFORE INCOME TAXES, MINORITY INTERESTS
AND OPERATIONS OF MORGAN GROUP HOLDING CO. DISTRIBUTED
TO SHAREHOLDERS ......................................         2,805         (2,237)         7,588          7,418
(Provision) Benefit for income taxes .................        (1,158)           550         (3,109)        (3,233)
Minority Interests ...................................          (215)          (185)          (478)          (879)
                                                          -----------    ----------      ---------    -----------
INCOME (LOSS)  FROM CONTINUING OPERATIONS
                                                               1,432         (1,872)         4,001          3,306

Loss from operations of Morgan Group Holding Co.
distributed to shareholders, net of income taxes of
$-, and minority interests of $868 ...................          --             --             --           (1,888)
                                                         -----------     ----------     ----------    -----------
NET INCOME (LOSS) ....................................   $     1,432    $    (1,872)   $     4,001    $     1,418
                                                         ===========     ==========     ==========    ===========

Basic weighted average shares outstanding ............     2,782,000      2,799,000      2,787,000      2,809,000
Diluted weighted average shares outstanding ..........     2,782,000      2,799,000      2,787,000      2,809,000
BASIC EARNINGS PER SHARE
INCOME (LOSS)  FROM CONTINUING OPERATIONS ............   $      0.51    $     (0.67)   $      1.44    $      1.18
Loss from operations of Morgan Group Holding Co.
  distributed to shareholders ........................          --             --             --            (0.68)

                                                         -----------     ----------     ----------    -----------
NET INCOME (LOSS) ....................................   $      0.51    $     (0.67)   $      1.44    $      0.50
                                                         ===========     ==========     ==========    ===========


DILUTED EARNINGS PER SHARE
INCOME (LOSS) FROM CONTINUING OPERATIONS                 $      0.51    $     (0.67)   $      1.44    $      1.18

Loss from operations of Morgan Group Holding Co.
   distributed to shareholders .......................          --             --             --            (0.68)
                                                         -----------    -----------    -----------    -----------
NET INCOME (LOSS) ....................................   $      0.51    $     (0.67)   $      1.44    $      0.50
                                                         ===========    ===========    ===========    ===========

      See accompanying notes.


                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                     ---------------------------------
                                                                                          2003             2002
                                                                                     ---------------------------------
     OPERATING ACTIVITIES..................................................
     Net Income............................................................                   $4,001           $1,418
     Adjustments to reconcile net income to net cash provided by operating activities:...........................................................
        Depreciation and amortization......................................                   14,822           14,448
        Equity in earnings of affiliated companies.........................                   (1,023)            (857)
        Minority interests.................................................                      478              879
        Gain on sale of cellular partnership...............................                       --           (4,965)
        Reserve for impairment in spectrum license holder..................                       --            5,479
        Gain on sale of available for sale securities......................                       --              (24)
        Deferred income taxes..............................................                       --           (1,863)
        Non-cash items and changes in operating assets and liabilities from operations of Morgan Group Holding Co.
          distributed to shareholders......................................                       --            1,888
        Changes in operating assets and liabilities:.......................
             Receivables...................................................                      142              656
             Accounts payable and accrued liabilities......................                    1,481            3,259
             Other.........................................................                      308           (1,081)
                                                                                     --------------------------------
     NET CASH PROVIDED BY OPERATING ACTIVITIES.............................                   20,209           19,237
                                                                                     --------------------------------

     INVESTING ACTIVITIES..................................................
     Capital expenditures..................................................                  (14,701)         (14,374)
     Investment in and advances to affiliated entities.....................                     (170)             101
     Proceeds from sale of available for sale securities...................                       --              398
     Proceeds from sale of cellular partnership............................                       --            5,570
     Other.................................................................                     (700)            (202)
                                                                                     --------------------------------
     NET CASH USED IN INVESTING ACTIVITIES.................................                  (15,571)          (8,507)
                                                                                     --------------------------------

     FINANCING ACTIVITIES..................................................
     Issuance of long term debt............................................                   10,233            5,041
     Repayments of long term debt..........................................                   (9,235)         (10,652)
     Net repayments on lines of credit.....................................                   (1,345)             408
     Treasury stock transactions...........................................                     (238)            (863)
     Investment in restricted cash.........................................                       --           (3,029)
     Other.................................................................                       --               39
                                                                                     --------------------------------
     NET CASH USED IN FINANCING ACTIVITIES.................................                     (585)          (9,056)
                                                                                     --------------------------------
     Net increase in cash and cash equivalents.............................                    4,053            1,674
     Cash and cash equivalents at beginning of period......................                   23,356           23,664
                                                                                     --------------------------------
     CASH AND CASH EQUIVALENTS AT END OF PERIOD............................                  $27,409          $25,338
                                                                                     ================================

See accompanying notes.

                  LYNCH INTERACTIVE CORPORATION & SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.   Subsidiaries of the Registrant

As of September 30, 2003, the Subsidiaries of the Registrant are as follows:

Subsidiary                                       Owned by Lynch

Brighton Communications Corporation ............     100.0%
  Lynch Telephone Corporation IV ...............     100.0%
    Bretton Woods Telephone Company ............     100.0%
    World Surfer, Inc. .........................     100.0%
  Lynch Broadband Corporation ..................     100.0%
  Lynch Telephone Corporation VI ...............      98.0%
    JBN Telephone Company, Inc. ................      98.0%
      JBN Finance Corporation ..................      98.0%
      CLR Video, L.L.C .........................      98.0%
    Giant Communications, Inc. .................     100.0%
    Lynch Telephone Corporation VII ............     100.0%
      USTC Kansas, Inc. ........................     100.0%
       Haviland Telephone Company, Inc. ........     100.0%
        Haviland Finance Corporation ...........     100.0%
  DFT Communications Corporation ...............     100.0%
     DFT Telephone Holding Company, L.L.C ......     100.0%
    Dunkirk & Fredonia Telephone Company .......     100.0%
      Cassadaga Telephone Company ..............     100.0%
        Macom, Inc. ............................     100.0%
      Comantel, Inc. ...........................     100.0%
        Erie Shore Communications, Inc. ........     100.0%
        D&F Cellular Telephone, Inc. ...........     100.0%
    DFT Long Distance Corporation ..............     100.0%
    DFT Local Service Corporation ..............     100.0%
    DFT Security Services, Inc. ................     100.0%
  LMT Holding Corporation ......................     100.0%
    Lynch Michigan Telephone Holding Corporation     100.0%
        Upper Peninsula Telephone Company ......     100.0%
        Alpha Enterprises Limited ..............     100.0%
          Upper Peninsula Cellular North, Inc. .     100.0%
          Upper Peninsula Cellular South, Inc. .     100.0%

  Lynch Telephone Corporation IX ...............     100.0%
    Central Scott Telephone Company ............     100.0%
        CST Communications Inc. ................     100.0%
  Global Television, Inc. ......................     100.0%
  Inter-Community Acquisition Corporation ......     100.0%

  Lynch Telephone Corporation X ................     100.0%
     Central Utah Telephone, Inc. ..............     100.0%
        Bear Lake Communications, Inc. .........     100.0%
        Skyline Telecom ........................     100.0%
     Central Telecom Services, LLC .............     100.0%
        Cache Valley Wireless, LC ..............     100.0%

Subsidiary                                    Owned by Lynch

  Lynch Entertainment, LLC .................     100.0%
  Lynch Entertainment Corporation II .......     100.0%

  Lynch Multimedia Corporation .............     100.0%

  Lynch Paging Corporation .................     100.0%

Lynch PCS Communications Corporation .......     100.0%
  Lynch PCS Corporation A ..................     100.0%
  Lynch PCS Corporation F ..................     100.0%
  Lynch PCS Corporation G ..................     100.0%
  Lynch PCS Corporation H ..................     100.0%

Lynch 3G Communications Corporation ........     100.0%

Lynch Telephone Corporation ................      83.1%
  Western New Mexico Telephone Company, Inc.      83.1%
  Interactive Networks Corporation .........      83.1%
  WNM Communications Corporation ...........      83.1%
  WNM Interactive, L.L.C ...................      83.1%
  Wescel Cellular, Inc. ....................      83.1%
    Wescel Cellular of New Mexico, L.P. ....      42.4%
  Wescel Cellular, Inc. II .................      83.1%
      Enchantment Cable Corporation ........      83.1%
Lynch Telephone II, LLC ....................     100.0%
  Inter-Community Telephone Company, LLC ...     100.0%
  Valley Communications, Inc. ..............     100.0%
Lynch Telephone Corporation III ............      81.0%
  Cuba City Telephone Exchange Company .....      81.0%
  Belmont Telephone Company ................      81.0%

B.   Basis of Presentation

Lynch Interactive Corporation ("Interactive" or the "Company") consolidates the operating results of its telephone and cable television subsidiaries (81-100% owned at September 30, 2003, December 31, 2002 and September 30, 2002). All material intercompany transactions and balances have been eliminated. Investments in affiliates in which the Company does not have a majority voting control are accounted for in accordance with the equity method. The Company accounts for the following affiliated companies on the equity basis of accounting: Coronet Communications Company (20% owned at September 30, 2003, December 31, 2002 and September 30, 2002), Capital Communications Company, Inc. (49% owned at September 30, 2003, December 31, 2002 and September 30, 2002; we note, however, that Interactive owns a convertible preferred stock which, if converted, would increase its ownership in Capital Communications to 50%) and the cellular partnership operations in New Mexico (17% and 21% owned at September 30, 2003, December 31, 2002 and September 30, 2002).

On January 24, 2002, Interactive spun off its interest in The Morgan Group, Inc. ("Morgan"), its only services subsidiary, via a tax-free dividend to its shareholders of the stock of Morgan Group Holding Co., a corporation that was formed to serve as a holding company for Interactive's controlling interest in Morgan. Morgan Group Holding Co. is now a public company. Accordingly, the amounts for Morgan are reflected on a one-line basis in the condensed consolidated financial statements for the nine months ended September 30, 2002, as amounts "distributed to shareholders."

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Articles 10 and 11 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

As noted, in Note H, in the first quarter of 2003, the Company issued stock options to its President and Chief Operating Officer. The Company has elected to account for these options under the provisions of FASB Statement No. 123 "Accounting and Disclosure of Stock-Based Compensation" and FASB Statement No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." Under the provisions of these two statements, stock options are valued at fair value on the date of grant and such amount is amortized to expense over the vesting period. During the second quarter of 2003, the President left the Company, and all options were forfeited. The $50,000 of expense that was recognized in the first quarter, was reversed in the second quarter of 2003.

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

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. Management of the Company is still evaluating the impact that FIN 46 will have on the Company's consolidated financial position, results of operations or cash flows.

Certain 2002 amounts have been reclassified to conform to the 2003 presentation.

C.   Acquisitions and Dispositions

The Company has agreed to acquire a 37% interest in an entity whose principal assets consist of a $6.0 million subordinated note and a 17% equity interest in Lynch Telephone Corporation, which is an 83% owned subsidiary of the Company. The acquisition cost of this interest will be $5.0 million, which will be funded through the issuance of a five-year amortizing subordinated note of the parent.

A subsidiary of the Company is in the process of acquiring a cable television operation at a cost of $0.4 million.

In March 2002, the Company sold its 20.8% interest in the New Mexico cellular partnership, RSA #1B, to Verizon Wireless for $5.6 million ($5 million pre-tax gain) and repaid $2.6 million of outstanding indebtedness to Verizon.

D.   Spin-off of Morgan

On January 24, 2002, Interactive spun off its interest in The Morgan Group, Inc., its only services subsidiary, via a tax-free dividend to its shareholders of the stock of Morgan Group Holding Co., a corporation that was formed to serve as a holding company for Interactive's controlling interest in The Morgan Group, Inc. Morgan Group Holding Co. is now a public company.

E.   Investments in Affiliated Companies

Interactive has equity investments in both broadcasting and telecommunications companies.

Summarized financial information for companies accounted for by the equity method as of and for the three and nine months ended September 30, 2003 and 2002 and as of December 31, 2002 is as follows (000's):

                                                        Broadcasting Combined Information
                                                    September 30, December 31,  September 30,
                                                       2003        2002            2002
                                                   (Unaudited)                 (Unaudited)
                                                   ------------------------------------------

Current assets .................................   $  5,382       $  6,181       $  5,483
Property, plant & equipment, intangibles & other      9,866         11,260         11,556
                                                   --------       --------       --------
Total assets ...................................   $ 15,248       $ 17,441       $ 17,039
                                                   ========       ========       ========

Current liabilities ............................   $  3,227       $  3,790       $  4,322
Long term liabilities ..........................     16,844         18,069         17,942
Equity .........................................     (4,823)        (4,418)        (5,225)
                                                   --------       --------       --------
Total liabilities & equity .....................   $ 15,248       $ 17,441       $ 17,039
                                                   ========       ========       ========

Three months ended

Revenues .......................................   $  2,484                      $  3,047
Gross profit ...................................        510                         1,041
Net (Loss) Profit ..............................       (183)                          132

 Nine Months Ended

Revenues .......................................   $  8,222                      $  8,628
Gross profit ...................................      1,965                         2,678
Net Loss .......................................       (395)                          (19)

At September 30, 2003, December 31, 2002, and September 30, 2002 the Company's investment in Coronet Communications Company ("Coronet") was carried at a negative $798,000, a negative $791,000, and a negative $894,000 respectively, due to the Company's guarantee of $3.8 million of Coronet's third party debt. Long-term debt of Coronet, at September 30, 2003, totaled $10.3 million due to a third party lender which is due quarterly through December 31, 2005. The Company's investment in Capital Communications Company was carried at $0 for all periods.



                                                        Telecommunications Combined Information
                                                 September 30, December 31,  September 30,
                                                 -----------------------------------------------
                                                    2003         2002           2002
                                                  (Unaudited)               (Unaudited)
                                                 -----------------------------------------------
                                                                 (000`s)
Current assets .................................   $13,337      $13,996      $12,396
Property, plant & equipment, intangibles & other    27,643       28,320       28,306
                                                   -------      -------      -------
Total assets ...................................   $40,980      $42,316      $40,702
                                                   =======      =======      =======

Current liabilities ............................   $ 5,928      $ 9,243      $ 8,731
Long term liabilities ..........................    10,459       11,869       13,056
Equity .........................................    24,593       21,204       18,915
                                                   -------      -------      -------
Total liabilities & equity .....................   $40,980      $42,316      $40,702
                                                   =======      =======      =======
Three months ended

Revenues .......................................   $12,110                   $11,342
Gross profit ...................................     4,215                     3,392
Net income .....................................     3,102                     2,481

Nine months ended

Revenues .......................................   $34,091                   $32,279
Gross profit ...................................    11,795                     9,228
Net income .....................................     8,781                     6,876

During the year ended December 31, 2000, the Company made loans to and investments in PTPMS Communications, LLC II, totaling $6.1 million. PTPMS II acquired wireless spectrum in an auction conducted by the Federal Communications Commission in 2000 called the 700 MHz Guard Band Auction. In a FCC-conducted auction for similar spectrum, which ended on September 18, 2002, the Lower 700 MHz Band Auction, the price per MHz per population was materially lower than the price paid by PTPMS II in 2000. Accordingly, during the third quarter of 2002, Interactive provided a reserve for impairment for its investment in PTPMS II of $5.5 million, resulting in a remaining net book value of $0.7 million.

F.   Indebtedness

Interactive maintains a short-term line of credit facility totaling $10.0 million. This facility was renewed during the Third Quarter of 2003 and currently expires on August 31, 2004. Borrowings under this facility were $7.9 million, $10.0 million and $7.9 million at September 30, 2003, and December 31, 2002, and September 30, 2002 respectively. Long-term debt consists of (all interest rates are at September 30, 2003):


                                                                                September 30,                    September 30,
                                                                                    2003        December 31,         2002
                                                                                (Unaudited)         2002         (Unaudited)
                                                                                ----------------------------------------------
                                                                                               (In thousands)
Rural Electrification Administration (REA) and Rural Telephone Bank (RTB) notes payable through 2027 at fixed interest rates ranging from 2% to 7.5%. (5%
weighted average, secured by assets of the telephone companies of
$152.8 million) ................................................................   $  59,472    $  58,119    $  57,379

Bank Credit facilities utilized by certain telephone and telephone holding companies through 2016, $28.2 million at fixed interest rates averaging 7.9% and
$52.5 million at
variable interest rates averaging 4.1%  ........................................      80,684       80,166       82,007

Unsecured  notes  issued  in  connection  with acquisitions
through 2006, at fixed interest rates of 10.0% .................................      34,515       34,749       34,903

Convertible  note due in  December  2007 at a fixed  interest
rate of 10% ....................................................................        --           --         10,000

Other ..........................................................................       2,948        3,587        3,324
                                                                                   ---------    ---------    ---------
                                                                                     177,619      176,621      187,613
Current maturities .............................................................     (31,805)     (18,272)     (26,981)
                                                                                   ---------    ---------    ---------
                                                                                   $ 145,814    $ 158,349    $ 160,632
                                                                                   =========    =========    =========


A subsidiary of the Company has $6.4 million of unsecured notes that were coming due on December 8, 2003. The holders of the notes have agreed to rollover $6.3 million of their notes for five years at 8% interest per annum compared to 10% currently. The notes being rolled over have been classified as noncurrent in the accompanying Condensed Consolidated Balance Sheet at September 30, 2003 and were classified as current at December 31, 2002.

A subsidiary of the Company has a term note, with outstanding balance at September 30, 2003 of $16.2 million, coming due in July 2004. The financing was a five-year facility that was put in place in 1999 as part of the acquisition of Central Scott Telephone Company. The Company is in discussions with the lender to extend the note. While the lender has not yet finalized the extension, the Company expects to complete a three-year renewal in the fourth quarter of 2003. The debt is classified as current on the accompanying Condensed Consolidated Balance Sheet at September 30, 2003.

A subsidiary of the Company is in default on a $1.8 million debt facility. The lender has given the Company until December 31, 2003 to cure the default or replace the facility. The Company expects to negotiate a new facility with the current or another lender by that time.

Another subsidiary with a bank credit facility of $3.1 million at September 30, 2003 was not in compliance with their finance debt covenant based on the September 30, 2003 results. The Company is working with the lender to waive such non-compliance and expects to be in compliance by December 31, 2003.

G.   Stock Options

The Company has a stock option plan which calls for 83,000 options to be issued, a maximum option term of ten years and vesting at the discretion of the Option Committee.

On February 10, 2003, the Company issued stock options to its newly hired President and Chief Operating Officer, covering 55,000 shares. The exercise prices were as follows: 20,000 at $26.06 (market price at date of grant), 20,000 at $36.06 and 15,000 at $46.06. These options vested at one year, three years and four years from February 10, 2003 and were due to expire on February 10, 2008. The estimated fair value of these options at the date of grant was $650,000, using the Black-Scholes Option Pricing model with the following assumptions: risk free interest rate of 3%, dividend yield of 0% and volatility factor of the estimated market price of the Company's common stock of .582 and an expected life of the options of five years. $50,000 of expense was recognized in the first quarter of 2003 for these options - $30,000 net of tax. During the second quarter of 2003, the President left the Company, and all options were forfeited and the expense, recognized in the first quarter, was reversed into income.

H.   Comprehensive Income

Balances of accumulated other comprehensive income, net of tax, which consists of unrealized gains (losses) on available for sale of securities, at September 30, 2003, December 31, 2002 and September 30, 2002 are as follows (in thousands):

                                Unrealized
                                   Gain      Tax Effect     Net

Balance at December 31, 2002 ...   $  915     $ (381)     $  534
Current period unrealized losses      247        (99)        148
                                   ------     ------      ------
  Balance at September 30, 2003    $1,162     $ (480)     $  682
                                   ======     ======      ======
  Balance at September 30, 2002    $  307     $ (126)     $  181

Comprehensive income, for the three month and nine month periods ended September 30, 2003 and 2002 are as follows (in thousands):

                                               Three Months Ended   Nine Months Ended
                                                  September 30,       September 30,
                                             ----------------------------------------
                                              2003      2002       2003      2002
                                             ----------------------------------------

Net income (loss) for the period ........   $ 1,432   $(1,872)   $ 4,001   $ 1,418
Reclassification adjustment-net of income
  tax benefit of $--, $-- and -- and $146
  respectively ..........................      --        --         --        (228)
Unrealized losses on available for sale
  securities - net of income tax expense
  (benefit), of  $(60), $206, $(99), and
  $785 respectively.....................         83      (286)       148    (1,133)
                                             -------   -------    -------   -------
  Comprehensive income (loss) ...........   $ 1,515   $(2,158)   $ 4,149   $    57
                                            =======   =======    =======   =======


I.   Sunshine PCS Corporation

Sunshine PCS Corporation, in which Interactive has investments of preferred stock, common stock and warrants, has agreed to sell its three PCS licenses to Cingular Wireless for a total of $13.75 million. As part of this sale, Interactive has agreed to accept $7.2 million in exchange for all its preferred stock of Sunshine. At September 30, 2003, all such preferred stock had a liquidation value of $26.4 million. Interactive's current book value is $3.6 million as a result of previously recorded reserves for impairments. The final accounting for this transaction will be recorded when the sale of the licenses is consummated and will take into account the proceeds received by Interactive. In connection with the sale transaction, Interactive has agreed to provide Cingular Wireless with customary indemnification, including an indemnity for any losses to Sunshine resulting from litigation described in Note L with Interactive's indemnification liability not to exceed $8 million. The sale transaction is conditioned upon FCC approval which Interactive expects will be obtained, if granted, no later than the first quarter of 2004.

J.   Earnings per share

Basic and dilutive earnings per share are based on the average weighted number of shares outstanding. On December 13, 1999, Lynch Interactive issued a $25 million 6% convertible promissory note, which was convertible into 588,235 shares of the Company's common stock. In January 2001, $15 million of the note was repaid. The remaining $10 million convertible note was convertible into 235,294 shares of the Company's common stock. In November 2002, the remaining $10 million was repaid. This security was excluded from the calculation of dilutive earnings (loss) per share in all periods presented, since assuming conversion would have been anti-dilutive.

During the nine months ended September 30, 2003, the Company purchased 10,500 shares of its common stock for treasury.

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

Operating profit is equal to revenues less operating expenses, including unallocated general corporate expenses and excluding, interest and income taxes. The Company allocates a portion of its general corporate expenses to its operating segment, such allocation was $348,000 and $327,000 for the three months ended September 30, 2003 and 2002, respectively; and $1,013,000 from $982,000 for the nine months ended September 30, 2003 and 2002 respectively.


                                                            Three Months Ended      Nine Months Ended
                                                                September 30,          September 30,
                                                             2003         2002       2003        2002
                                                            --------------------------------------------
                                                                             (000's)
Sales and revenues: .....................................   $ 22,319    $ 22,983    $ 64,965    $ 65,055
                                                            ========    ========    ========    ========

EBITDA (before corporate allocation):
  Operations ............................................   $ 11,168    $ 11,579    $ 32,331    $ 32,316
  Corporate expenses, gross .............................       (795)       (831)     (2,663)     (2,276)
                                                            --------    --------    --------    --------
   Combined total .......................................   $ 10,373    $ 10,748    $ 29,668    $ 30,040
                                                            ========    ========    ========    ========

Operating profit:
  Operations ............................................   $  5,826    $  6,429    $ 16,500    $ 16,928
  Corporate expenses, net ...............................       (447)       (538)     (1,654)     (1,336)
                                                            --------    --------    --------    --------
   Combined total .......................................   $  5,379    $  5,891    $ 14,846    $ 15,592
                                                            ========    ========    ========    ========

Operating profit ........................................   $  5,379    $  5,891    $ 14,846    $ 15,592
  Other income (expense):
  Investment income .....................................         83         162         739       1,394
  Interest expense ......................................     (2,995)     (3,240)     (9,020)     (9,911)
  Equity in earnings of affiliated companies ............        338         429       1,023         857

  Gain on sale of subsidiary stock ......................       --          --          --         4,965
  Reserve for impairment in spectrum license holder .....       --        (5,479)       --        (5,479)
                                                            --------    --------    --------    --------
Income (loss) before income taxes, minority interests and
  operations of Morgan Group Holding Co. distributed to
  shareholders ..........................................   $  2,805    $ (2,237)   $  7,588    $  7,418
                                                            ========    ========    ========    ========

During the nine months ended September 30, 2002, the Company wrote off $0.9 million of receivables, classified as a "Selling and Administrative Expenses," relating to the bankruptcy of MCI/Worldcom and Global Crossing, $0.2 million of which was written off during the three months ended September 30, 2002. Under a court settlement approved on October 31, 2003, the Company expects to recover approximately $0.3 million in cash and securities of amounts previously written-off. The recovery is expected to be recorded in the fourth quarter of 2003 or the first quarter of 2004.

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

Interactive  was  formally  served  with  the  complaint  on July 10,  2002.  On
September 19, 2002, Interactive filed two motions with the United States District Court for the District of Columbia: a motion to dismiss the lawsuit and a motion to transfer the action to the Southern District of New York. On November 25, 2002, the relator filed an opposition reply to our motion to dismiss and on December 5, 2002, Interactive filed a reply in support of its motion to dismiss. On September 30, 2003, the Court granted our motion to transfer the action to the Southern District of New York.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Sales and Revenues

Sales and Revenues for the three months ended September 30, 2003 decreased by $0.7 million, or 2.9%, to $22.3 million from the third quarter of 2002. Revenues decreased primarily as a result of lower inter-state access revenues, which were due to changes in the amount of regulatory true-ups between the two quarters, and lower intra-state access revenues, which were due to the effects of regulatory initiatives in certain state jurisdictions. Non-regulated revenues (security, CLEC, ISP, etc.) were up by $0.5 million during the quarter.

During a given year, telecommunications providers, who participate in the National Exchange Carrier Association ("NECA") pools and who are regulated based upon a rate of return model, estimate their inter-state access revenue streams. During the next year, the estimate is "trued-up" to actual financial data and filed with the NECA. The adjustments reflecting the "true-up" are then recorded in the third quarter of the following year. During the third quarter of 2003, Interactive recognized $0.7 million of "true-up" revenue whereas during the third quarter of 2002 Interactive recognized $1.1 million of true-up revenue.

Revenues for the nine months ended September 30, 2003, were essentially the same as the nine months ended September 30, 2002. Intra-state revenues in 2003 are lower than 2002 in both the three month and nine month periods, but the lower inter-state revenues that occurred in the third quarter, due to the "true-up" effect was offset in the nine month period by higher inter-state revenues due to the rate of return effect for companies that have recently made significant capital expenditures. Non-regulated revenues increased by only $0.3 million between the two periods because, included in the 2002 revenues, were approximately $0.8 million in revenues associated with a discontinued product line at one subsidiary.

Operating Profit

Operating profit for the three months ended September 30, 2003, decreased by $0.5 million to $5.4 million from the third quarter of 2002. The above-noted lower revenues were the primary cause of the decrease. Offsetting that decrease, last year's third quarter included a $0.2 million bad debt expense provided in connection with the bankruptcies of MCI/Worldcom and Global Crossings. Under a recently approved court settlement, the Company expects to recover approximately $0.3 million in cash and securities of amounts previously written-off. The recovery is expected to be recorded in the fourth quarter of 2003 or the first quarter of 2004. The Company's security operation in upstate New York recorded $0.3 million less amortization expense during the third quarter of 2003 as compared to the third quarter of 2002 as it changed the amortization period of customer lists from three to ten years in the fourth quarter of 2002. This decreased amortization was offset by increased depreciation expense of $0.4 million. With regard to corporate expenses, the Company recorded a $0.2 million bonus accrual in the third quarter of 2003 in accordance with its shareholder approved executive compensation plan. No accrual was made in the third quarter of 2002.


For the nine months ended September 30, 2003, operating profit decreased by $0.7 million to $14.8 million from the nine months ended September 30, 2002, due to higher depreciation expense and the nine month accrual of $0.5 million in 2003 under the shareholder approved executive compensation plan versus zero in 2002. Last year's nine months results included a $0.9 million bad debt expense provided in connection with the bankruptcies of MCI/Worldcom and Global Crossing.

The Company had previously announced that it expected that Operating Profit for the year ended December 31, 2003, would be about $20 million and that EBITDA would be about $40 million, $44 million being generated by our operating subsidiaries, net of $4 million of expenses of the Corporate Office. We continue to expect our actual results to be in line or slightly below this forecast. Accordingly, current year's fourth quarter results are expected to increase from the previous year's fourth quarter results. We note that the difference between Operating Profit and EBITDA is $20 million of depreciation and amortization expense. EBITDA is presented because it is a widely accepted financial indicator of transaction values and the ability to incur and service debt. Interactive utilizes EBITDA as one of its metrics for valuing potential acquisitions. EBITDA is not a substitute for operating profit determined in accordance with generally accepted accounting principles.

Other Income (Expense)

For the three months ended September 30, 2003, investment income was down by $0.1 million from the same period in the prior year due to lower investment balances. For the nine months ended September 30, 2003, investment income was down by $0.7 million due to lower investment balances, the absence of certain realized gains on available for sale securities and lower dividend income from bank stock.

Interest expense decreased by $0.2 million in the third quarter of 2003 from the prior year due primarily to lower variable interest rates. In addition, in November 2002, the Company repurchased a $10 million convertible note for which we previously accrued and paid an interest rate of 6% per annum. These decreases were offset by higher interest expense at certain telephone companies that drew on debt facilities to fund major capital expenditure programs.

Interest expense decreased by $0.9 million for the nine months ended September 30, 2003, as compared to the prior year for the same reasons as the above.

During the year ended December 31, 2000, the Company made loans to and investments in PTPMS Communications, LLC II, totaling $6.1 million. PTPMS II acquired wireless spectrum in an auction conducted by the Federal Communications Commission in 2000 called the 700 MHz Guard Band Auction. In a FCC-conducted auction for similar spectrum, which ended on September 18, 2002, the Lower 700 MHz Band Auction, the price per MHz per population was materially lower than the price paid by PTPMS II in 2000. Accordingly, during the third quarter of 2002, Interactive provided a reserve for impairment for its investment in PTPMS II of $5.5 million, resulting in a remaining net book value of $0.7 million.

During the first quarter of 2002, the Company sold its minority interest in a cellular telecommunications operation in New Mexico (RSA 1 (North)) for $5.6 million resulting in a pre-tax gain of $5.0 million.

Equity in earnings of affiliates for the three-month ending September 30, 2003, decline slightly from the same period in the previous year due to lower earnings at the Company's New Mexico cellular operation (RSA 3 and 5). For the nine months ending September 30, 2003, equity in earnings of affiliates was up slightly, and here again the variance was primarily due to the New Mexico cellular operations.

Income Tax Provision

The income tax provision includes federal as well as state and local taxes. The tax provision for the nine months ended September 30, 2003 and 2002, represent effective tax rates of 41.0% and 43.6%, respectively. The difference between these effective rates and the federal statutory rate is principally due to state income taxes, including the effect of earnings, including the reserve for impairment on a spectrum license holder, attributable to different state jurisdictions.

Minority Interests

Minority interests decreased earnings by $215,000 for the three months ended September 30, 2003, as compared to $185,000 for the three months ended September 30, 2002. The change was due to the absence of minority interest affects on the losses incurred in 2003 on the Company's security operation in upstate New York. For the nine months ended September 30, 2003, minority interest decreased earnings by $478,000 as compared to $879,000 in the nine months ended September 30, 2002 primarily due to minority interest recorded on the gain from the sale of the cellular property.

Income from Continuing Operations and Net Income(Loss)

Net income for the three months ended September 30, 2003, was $1.4 million, or $0.51 per share (basic and diluted), compared to a net loss for the same period last year of $1.9 million, or $0.67 per share (basic and diluted), which was due to the reserve for impairment on spectrum license holder recorded in the third quarter of 2002.

Income from continuing operations for the nine months ended September 30, 2003, was $4.0 million, or $1.44 per share (basic and diluted), as compared to $3.3 million, or $1.18 per share (basic and diluted) for the nine months ended September 30, 2002. The increase is primarily due to the net effect to the reserve for impairment on spectrum license holder recorded in the third quarter of 2002 partially offset by the $5.0 million gain from the sale of the cellular property recorded in the first quarter of 2002.

Net income for the nine months ended September 30, 2003, was $4.0 million, or $1.44 per share (basic and diluted), as compared to net income of $1.4 million, or $0.50 per share (basic and diluted), in the same period last year. The increase is due to the operating losses of Morgan of $1.9 million, or $0.68 per basic share, in the first quarter of 2002.

FINANCIAL CONDITION

Liquidity/ Capital Resources

As of September 30, 2003, the Company had current assets of $40.7 million and current liabilities of $63.7 million. The working capital deficiency was $23.0 million as compared to $12.8 million at December 31, 2002. The reclassification of $16.2 million of term notes which come due in July 2004 (see discussion below) was the primary cause of the increase in the working capital deficiency.

A subsidiary of the Company has $6.4 million of unsecured notes were coming due on December 8, 2003. The holders of the notes have agreed to rollover $6.3 million of their notes for five years at 8% interest per annum compared to 10% currently. This debt is being classified as noncurrent in the accompanying Condensed Consolidated Balance Sheet at September 30, 2003 and was classified as current at December 31, 2002.

A subsidiary of the Company has a term note, with outstanding balance at September 30, 2003 of $16.2 million, coming due in July 2004. The financing was a five-year facility that was put in place in 1999 as part of the acquisition of Central Scott Telephone Company. The Company is in discussions with the lender to extend the note. While the lender has not yet finalized the extension, the Company expects to complete a three-year renewal in the fourth quarter of 2003. The debt is classified as current on the accompanying Condensed Consolidated Balance Sheet at September 30, 2003.

A subsidiary of the Company is in default on a $1.8 million debt facility. The lender has given the Company until December 31, 2003 to cure the default or replace the facility. The Company expects to negotiate a new facility with the current or another lender.

Another subsidiary with a bank credit facility of $3.1 million at September 30, 2003 was not in compliance with a finance debt covenant based on the September 30, 2003 results. The Company is working with the lender to waive such non-compliance and expects to be in compliance by December 31, 2003.

The Company has agreed to acquire a 37% interest in an entity whose principal assets consist of a $6.0 million subordinated note and a 17% equity interest in Lynch Telephone Corporation, which is an 83% owned subsidiary of the Company. The acquisition cost of this interest will be $5.0 million, which will be funded through the issuance of a five-year amortizing subordinated note of the parent.

A subsidiary of the Company is in the process of acquiring a cable television operation at a cost of $0.4 million.

For the nine months ended September 30, 2003, capital expenditures were $14.7 million versus $14.4 million for the same period last year. Full year capital expenditures are estimated at $21 million for 2003 versus $23.8 million in 2002, approximately $23 million are expected in 2004.

At September 30, 2003, total debt was $189.2 million, which was $0.3 million lower than the $189.5 million at the end of 2002. At September 30, 2003, there was $123.3 million of fixed interest rate debt averaging 7.0% and $65.9 million of variable interest rate debt averaging 4.2%. Debt at year-end 2002 included $124.7 million of fixed interest rate debt, at an average interest rate of 7.1%, and $64.8 million of variable interest rate debt, at an average interest rate of 4.4%.

As of September 30, 2003, Interactive, the parent company, had $2.1 million available under a $10 million short-term line of credit facility, which expires on August 31, 2004. Management currently expects that this line of credit facility will be renewed annually but there is no assurance that it will be.

Sunshine PCS Corporation, in which Interactive has investments of preferred stock, common stock and warrants, has agreed to sell its three PCS licenses to Cingular Wireless for a total of $13.75 million. As part of this sale, Interactive has agreed to accept $7.2 million in exchange for all its preferred stock of Sunshine. At September 30, 2003, all such preferred stock had a liquidation value of $26.4 million. Interactive's current book value is $3.6 million as a result of previously recorded reserves for impairments. The sale transaction is conditioned upon FCC approval, which Interactive expects will be obtained, if granted, no later than the first quarter of 2004. The final accounting for this transaction will be recorded when the sale of the licenses is consummated and will take into account the proceeds received by Interactive as well as certain indemnification obligations. There will be a sizeable economic loss when our investment in Sunshine's preferred stock is sold, but because we provided a reserve for impairment for $17 million of our costs, we will recognize a book profit of up to $3.6 million.

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

Interactive has a high degree of financial leverage. As of September 30, 2003, the ratio of total debt to equity was 7.1 to 1. Certain subsidiaries also have high debt to equity ratios. In addition, the debt at subsidiary companies contains restrictions on the amount of readily available funds that can be transferred to the parent company.

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

                                                                    Payments Due by Period
                                                                         (In thousands)
                                                Less than
                                      Total      1 year       2 - 3 years  4 - 5 years  After 5 years
                                      ---------------------------------------------------------------

Long-term Debt (a) ...............   $177,619     $ 31,805     $ 33,577     $ 34,469     $ 77,768

Operating Leases .................      1,076          317          497          262         --
                                     --------     --------     --------     --------     --------

Total Contractual Cash Obligations   $178,695     $ 32,122     $ 34,074     $ 34,731     $ 77,768
                                     ========     ========     ========     =========    ========

(a)  Does not include interest payments on debt

The Company has certain  financing  commitments  from banks and other  financial
institutions  that  provide  liquidity.   The  following  table  summarizes  the
expiration of these commitments for the periods shown:


                                                     Amount of Commitment Expiration
                                                            Per Period
                                                          (In thousands)
                                       Total
                                      Amount     Less than
Other Commercial Commitments          Committed  1 year      1 - 3 years   4 - 5 years   Over 5 years
                                     ----------------------------------------------------------------
Lines of Credit ............         $11,537      $11,537            --            --            --

Guarantees .................           3,750        3,750            --            --            --

                                     -------      -------       -------       -------       -------

Total Commercial Commitments         $15,287      $15,287            --            --            --
                                     =======      =======       =======       =======       =======

At September 30, 2003, the Company's investment in Coronet Communications Company was carried at a negative $798,000, due to the Company's guarantee of $3.8 million of Coronet's third-party debt. The Company's investment in Capital Communications Company was carried at $0 for all periods. Based upon a multiple of ten times broadcast cash flow, plus cash, less debt, Interactive estimates its value in these stations at almost $10 million as compared to the net book value of these investments of a negative $0.8 million. There can be no assurance, however, that the results of these stations will continue at the current level or that they could be sold at ten times broadcast cash flow. Nevertheless, we believe this is a conservative metric that applies to this industry because it does not reflect the additional earnings power, above the current anemic results, of the network-affiliated stations in the event that cross ownership and duopolies are allowed by the Federal Communications Commission, therefore, the intrinsic value of the stations could be materially higher.

The Company has initiated an effort to monetize certain of its assets, including selling a portion or all of certain investments and/or certain of its operating entitis. These may include minority interest in network affiliated television stations and certain telephone operations where growth opportunities are not readily apparent. There is no assurance that all or any part of this program can be effectuated on acceptable terms. In March 2002, the Company sold its 20.8% interest in the New Mexico cellular property, RSA 1 (North), to Verizon Wireless for $5.6 million and repaid certain outstanding indebtedness to Verizon.

Critical Accounting Policies and Estimates

General

Interactive's discussion and analysis of its financial condition and results of operations are based upon its condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Interactive to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, Interactive evaluates its estimates, including those related to revenue recognition, carrying value of its investments in the spectrum entities and long-lived assets, purchase price allocations, and contingencies and litigation. Interactive bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

The Company is creating the Office of the Chairman consisting of Frederic V. Salerno (current Chairman), Mario J. Gabelli (current Vice Chairman and CEO) and Marc J. Gabelli (currently a director). The objective is to combine the role of the CEO and the Chairman.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

The Company is exposed to market risk relating to changes in the general level of U.S. interest rates. Changes in interest rates affect the amounts of interest earned on the Company's cash and cash equivalents ($27.4 million at September 30, 2003, $23.4 million at December 31, 2002 and $25.3 million at September 30,2002).

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

At September 30, 2003, approximately $65.9 million, or 35%, of the Company's long-term debt and notes payable bears interest at variable rates. Accordingly, the Company's earnings and cash flows are affected by changes in interest rates. Assuming the current level of borrowings for variable rate debt and assuming a one percentage point change in the 2003 average interest rate under these borrowings, it is estimated that the Company's 2003 three-month interest expense would have changed by less than $0.1 million. In the event of an adverse change in interest rates, management would likely take actions to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, the analysis assumes no such actions. Further, the analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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

Interactive  was  formally  served  with  the  complaint  on July 10,  2002.  On
September 19, 2002, Interactive filed two motions with the United States District Court for the District of Columbia: a motion to dismiss the lawsuit and a motion to transfer the action to the Southern District of New York. On November 25, 2002, the relator filed an opposition reply to our motion to dismiss and on December 5, 2002, Interactive filed a reply in support of its motion to dismiss. On September 30, 2003, the Court granted our motion to transfer the action to the Southern District of New York.

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

(a)  Exhibit 31.1 - Chief Executive Officer Section 302 Certification

     Exhibit 31.2 - Chief Financial Officer Section 302 Certification

     Exhibit 32.1 - Chief Executive Officer Section 906 Certification

     Exhibit 32.2 - Chief Financial Officer Section 906 Certification.

(b) Current Report on Form 8-K filed on August 15, 2003, reporting earnings for the second quarter ended June 30, 2003.

                                    SIGNATURE


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   LYNCH INTERACTIVE CORPORATION
                                   (Registrant)

                                   /s/ Robert E. Dolan
                                   ---------------------
                                   Robert E. Dolan
                                   Chief Financial Officer

November 14, 2003