Form 10-K
period 2003-12-31
LYNCH INTERACTIVE CORP
filed 2004-04-14
CIK 1088771

================================================================================


                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
    EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003         Commission file number 1-106
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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes
                                  ---
No   X
   -----     -

The aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2003 (based upon the closing price of the Registrant's Common Stock on the American Stock Exchange of $24.01 per share) was $50.8 million. (In determining this figure, the Registrant has assumed that all of the Registrant's directors and officers are affiliates. This assumption shall not be deemed conclusive for any other purpose.)


The number of outstanding shares of the Registrant's Common Stock was 2,774,651 as of March 25, 2004.


================================================================================

DOCUMENTS INCORPORATED BY REFERENCE:

Part III: Certain portions of Registrant's Proxy Statement for the 2004 Annual Meeting of Shareholders.

FORWARD LOOKING INFORMATION
---------------------------

This Form 10-K contains certain forward looking information, including without limitation Item 1-I.A "Regulatory Environment" and possible changes thereto and "Competition," Item 1.-I.B "Cable Television," Item 1-I.C "Personal Communications and other Wireless Services," including without limitation the risks described, "Impairment of Assets," and "Risk Management, Safety and Insurance," Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations," including without limitation Liquidity and Capital Resources, and Market Risk. It should be recognized that such information contains estimates or forecasts based upon various assumptions, including the matters, risks, and cautionary statements referred to therein, as well as meeting the Registrant's internal performance assumptions regarding expected operating performance and the expected performance of the economy and financial markets as it impacts Registrant's businesses. As a result, such information is subject to uncertainties, risks and inaccuracies, which could be material.

                                      PART I

ITEM 1. BUSINESS
----------------

Lynch Interactive Corporation ("Interactive" or the "Company") was incorporated in 1996 under the laws of the State of Delaware. On September 1, 1999, Interactive was spun off by Lynch Corporation to its shareholders (the "Spin Off") and became a public company. Prior to the Spin Off, Interactive had no significant assets, liabilities or operations. As a successor to certain businesses of Lynch Corporation, Interactive, at that time, became a diversified holding company with subsidiaries primarily engaged in multimedia and transportation services. In January 2002, Interactive spun off its interest in The Morgan Group, Inc. ("Morgan"), its only services subsidiary, via a tax-free dividend to its shareholders. Interactive's executive offices are located at 401 Theodore Fremd Avenue, Rye, New York 10580-1430. Its telephone number is 914-921-8821.

Interactive's business development strategy is to expand its existing operations through internal growth and acquisitions. It may also, from time to time, consider the acquisition of other assets or businesses that are not related to its present businesses. The Company currently operates in one business segment, multimedia, which consists of telecommunications, security, cable television and broadcasting. As used herein, Interactive includes subsidiaries.


I.   MULTIMEDIA OPERATIONS
--------------------------

Wireline Telecommunications
---------------------------

Operations.  Interactive  conducts  its  telecommunications  operations  through
-----------
subsidiary companies. The telecommunications group has been expanded through the selective acquisition of local exchange telephone companies serving rural areas and by offering additional services such as Internet service, alarm services, long distance service and competitive local exchange carrier service. From 1989 through 2003, Interactive has acquired fourteen telephone companies, four of which have indirect minority ownership of 2% to 19%, whose operations range in size from approximately 800 to over 10,000 access lines. The Company's telephone operations are located in Iowa, Kansas, Michigan, New Hampshire, New Mexico, New York, North Dakota, Utah and Wisconsin. Our service areas are largely residential and not densely populated. As of December 31, 2003, total access lines were 53,145, 100% of which are served by digital switches.

In March 2004, the Company signed an agreement to acquire California-Oregon Telecommunications Company ("Cal-Ore") located in Dorris, California. Cal-Ore's subsidiary Cal-Ore Telephone Company is the incumbent service provider for a rural area of about 850 square miles along the Northern California border with Oregon with approximately 2,500 access lines. Cal-Ore's other businesses include an Internet service provider, Competitive Local Exchange Carrier ("CLEC") that is planning to provide services in the surrounding area and interests in certain cellular partnerships. The acquisition price is $21.2 million, subject to certain closing adjustments. The acquisition is subject to certain conditions including the approval by the California Public Utilities Commission and other regulatory authorities.

The principal business of Interactive's telephone companies is to provide telecommunications services. These services fall into three major categories:

Local network services. We provide telephone wireline access services to residential and non-residential customers in our service areas. We provide our local network customers a number of calling features including call forwarding, conference calling, caller identification, voicemail and call waiting. We offer packages of telecommunications services.

These packages permit customers to bundle their basic telephone line with their choice of enhanced services, or to customize a set of selected enhanced features that fit their specific needs.

Network access services. We provide network access services to long distance carriers and other carriers in connection with the use of our facilities to originate and terminate interstate and intrastate telephone calls. Such services are generally offered on a month-to-month basis and the service is billed on a minutes-of-use basis. Access charges to long distance carriers and other customers are based on access rates filed with the FCC for interstate services and with the respective state regulatory agency for intrastate services.


Other Business. Interactive also provides non-regulated telephone-related services, including Internet access service and long distance resale service in certain of its telephone service (and adjacent) areas. Interactive also provides and intends to provide more local telephone and other telecommunications service outside certain of its franchise areas by establishing CLEC operations in certain nearby areas. In selected areas, Interactive provides security installation and monitoring services to homes and businesses and cable television services ("CATV").

We expect future growth in telephone operations to be derived from the acquisition of additional telephone companies, from providing service to new customers or additional services to existing customers, from upgrading existing customers to higher grades of service, and from new service offerings.

The following table summarizes certain information regarding Interactive's multimedia operations:

                                                    Years Ended December 31,
                                                 2001         2002        2003
                                               ---------------------------------
Telecommunications operations
Access lines (a) ........................      53,964       53,963       53,145
  % Residential .........................          74%          74%          73%
  % Business ............................          26%          26%          27%
Internet subscribers ....................      22,373       21,395       19,640
Security customers ......................       5,597        6,500        6,712
Cable subscribers .......................       2,934        2,831        2,731

Total Multimedia Revenues
Telephone operations
 Local service ..........................          14%          15%          14%
 Network access .........................          58%          59%          60%
                                                ------       ------       ------
   Total telephone operations ...........          72%          74%          74%
                                                ------       ------       ------
Other businesses ........................          28%          26%          26%
                                                ------       ------       ------
   Total multimedia revenues ............        100%         100%         100%
                                                ======       ======       ======

(a) An "access line" is a telecommunications circuit between the customer's establishment and the central switching office.

(b) Other Businesses includes Internet, security, PCS, CLEC, CATV and other non-regulated revenues.

Telephone  Acquisitions.  Interactive  pursues an active  program  of  acquiring
------------------------
operating telephone companies. From January 1, 1989 through December 31, 2003, Interactive acquired fourteen telephone companies serving a total of approximately 45,600 access lines, at the time of these acquisitions, for an aggregate consideration totaling approximately $153.6 million. Such acquisitions are summarized in the following table:

                                                             Number of    Number of
                                                              Access       Access
                                              Year of          Lines        Lines          Ownership
                                            Acquisition     Yr. of Acq.   12/31/03         Percentage
                                           ----------------------------------------------------------
Western New Mexico Telephone Co. .......       1989            4,200        6,974             83.1
Inter-Community Telephone Co. ..........       1991            2,550(a)     2,746            100.0
Cuba City Telephone Co. &
  Belmont Telephone Co. ................       1991            2,200        2,699             81.0
Bretton Woods Telephone Co. ............       1993              250          855            100.0
JBN Telephone Co. ......................       1993            2,300(b)     2,697             98.0
Haviland Telephone Co. .................       1994            3,800        3,815            100.0
Dunkirk & Fredonia Telephone Co. .......
  & Cassadaga Telephone Co. ............       1996           11,100       12,412            100.0

                                                            Number of    Number of
                                                             Access       Access
                                              Year of        Lines        Lines            Ownership
 Continued                                  Acquisition    Yr. of Acq.   12/31/03          Percentage
                                            ---------------------------------------------------------
Upper Peninsula Telephone Co. ..........       1997            6,200        7,252            100.0
Central Scott Telephone Co. ............       1999            6,000        6,209            100.0
Central Utah Telephone Co./Skyline
  Telephone Company/Bear Lake
  Telephone Company ....................       2001            7,000        7,486            100.0

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

Related  Services  and  Investments.   Affiliates  of  twelve  of  Interactive's
-----------------------------------
telephone companies now offer Internet access service. At December 31, 2003, Internet access customers totaled 19,184 compared to 20,939 at December 31, 2002. Affiliates of four of Interactive's telephone companies now offer long distance service, and affiliates of two of Interactive's telephone companies now offers CLEC services.

An affiliate of Dunkirk & Fredonia Telephone Company ("DFT") provides CLEC service on a resale basis in neighboring Dunkirk, New York, certain areas of the Buffalo, New York, and two other western New York counties. Some of DFT's CLEC services are now being provided via an "unbundled network elements platform", or UNEP, which allows for increased margins over a resale CLEC business model. In addition, facilities-based services are continuing to be evaluated for DFT's CLEC business. Giant Communications also provides CLEC services to selected areas in Northeast Kansas.

Giant Communications (formerly CLR Video, L.L.C.), a 98% owned subsidiary of Interactive, is a provider of cable television in northeast Kansas with approximately 2,600 subscribers.

DFT Security Systems, Inc. (which is 63.6% owned by Interactive), another affiliate of DFT, acquired American Alarm Company in December 2001. DFT Security Systems provides alarm services to western New York, including the Buffalo area, and now serves 6,712 alarm customers.

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

Regulatory  Environment.  Operating  telephone  companies are regulated by state
------------------------
regulatory agencies with respect to intrastate telecommunications services and the Federal Communications Commission ("FCC") with respect to interstate telecommunications services.

Telecommunications Act of 1996. In recent years, various aspects of federal and state telephone regulation have been subject to re-examination and on-going modification. In February 1996, the Telecommunications Act of 1996 (the "1996 Act"), which is the most substantial revision of communications regulations since the 1930's, became law. The 1996 Act is intended generally to allow telephone, cable, broadcast and other telecommunications providers to compete in each other's businesses, while loosening regulation of those businesses. Among other things, the 1996 Act (i) allows major long distance telephone companies and cable television companies to provide local exchange telephone service; (ii) allows new local telephone service providers to connect into existing local telephone exchange networks and purchase services at wholesale rates for resale;
(iii) provides for a commitment to universal service for high-cost, rural areas and authorizes state regulatory commissions to consider their status on certain competition issues; (iv) allows the Regional Bell Operating Companies to offer long distance telephone service and enter the alarm services and electronic publishing businesses; (v) removes rate regulation over non-basic cable service; and (vi) increases the number of television stations that can be owned by one party. The 1996 Act had dual goals of fostering local and intrastate competition while ensuring universal service to rural America.

National Exchange Carrier Association. For interstate services, Interactive's telephone subsidiaries participate in the National Exchange Carrier Association ("NECA") common line and traffic sensitive tariffs and access revenue pools. Where applicable, Interactive's subsidiaries also participate in similar pooling arrangements approved by state regulatory authorities for intrastate services. Such interstate and intrastate arrangements are intended to compensate local exchange carriers ("LECs"), such as Interactive's operating telephone companies, for the costs, including a fair rate-of-return, of facilities furnished in originating and terminating interstate and intrastate long distance services.

In addition to access pool participation, certain of Interactive's subsidiaries are compensated for their intrastate costs through billing and keeping intrastate access charge revenues (without participating in an access pool). Intrastate access charge revenues are based on intrastate access rates filed with the state regulatory agency.

Universal Service Fund. The FCC has completed numerous regulatory proceedings required to implement the 1996 Act. For certain issues, the FCC bifurcated the proceedings between price-cap and rate-of-return companies or in the case of the Universal Service Fund ("USF") mechanisms between rural and non-rural companies. All of Interactive's telephone subsidiaries are rural, rate-of-return companies for interstate regulatory purposes. Rate-of-return companies receive support based on their costs while price cap companies receive support based on the prices of communications services. USF is intended, among other things, to provide special support funds to high cost rural LECs so that they can provide affordable services to their customers, notwithstanding their high cost due to low population density.

In May 2001, the FCC adopted an order related to USF for rural carriers that mandates the continued use of actual embedded costs as the basis for USF support for rural carriers through June 2006. In such order, the FCC emphasized that it would provide predictability, certainty and stability to rural LECs for five years, so as to allow rural carriers to continue to provide supported telecommunications services at affordable rates to American consumers. We anticipate that the FCC will open a proceeding related to USF for rural carriers to consider modifications needed for the USF mechanisms after June 2006 (see "Uncertain Future of USF" below).

Uncertain Future of USF. The federal and state USF mechanisms, including that which the Company receives, are subject to considerable scrutiny and possible modification by the FCC. In November 2002 the FCC requested that the Federal-State Joint Board on Universal Service (Joint Board) review certain of the FCC rules relating to the high-cost universal service support mechanisms to ensure that the dual goals of preserving universal service and fostering competition continue to be fulfilled. In February 2004, the Joint Board released its Recommended Decision concerning the process for designation of eligible telecommunications carriers (ETCs) (i.e., non-rural carriers that are entitled to USF support) and the FCC's rules regarding high-cost universal service support. The Joint Board recommended that the FCC adopt permissive federal guidelines for states to consider in proceedings to designate ETCs. As more ETCs are designated, and due to political and economic pressure not to increase the overall size of the USF, it is likely that rural carriers such as our telephone companies will receive less support.

The Joint Board also recommended that the FCC limit the scope of high-cost support to one primary line in an effort to reduce the total size of the USF mechanisms. Limiting USF support to only one primary line could result in a significant decrease in the Company's USF revenues depending on the methodology the FCC adopts. The Joint Board recommended that the FCC seek comment on three different proposals as a means of preventing or mitigating reductions in the USF support available to rural carriers.

In conjunction with these measures, the Joint Board recommended that high-cost support in areas served by rural carriers be capped on a per-line basis where a competitive carrier is designated as an ETC, and adjusted annually by an index factor. The Joint Board declined to recommend that the FCC modify the basis of support (i.e. the methodology used to calculate support) in study areas with multiple ETCs. Instead, they recommended that the Joint Board and Commission consider possible modifications to the basis of support as part of an overall review of the high-cost support mechanisms for rural and non-rural carriers. The FCC will consider the Joint Board's recommendation and comments of other interested parties, including the RLEC industry, and make a final decision in the coming months. It is not possible to predict what modifications the FCC may adopt regarding USF, the timing of such modifications or the impact of those modifications on the Company.

Effect on USF of Regional Bell Operating Company ("RBOC") Sales of Access Lines. SBC and Verizon have announced their intention to sell some of their more rural access lines. SBC intends to sell approximately 650,000 access lines in Michigan and Texas. Verizon announced plans to sell lines in upstate New York and Hawaii. In addition,

Citizens  Communications  announced it has engaged J.P.  Morgan  Securities  and
Morgan  Stanley  as  its  financial   advisors  following  their  December  2003
announcement that they were reviewing strategic alternatives.

The buyers of these access lines will be limited to receive the amount of USF which the seller was receiving prior to the sale unless they invest a significant amount for capital expenditures for network infrastructure or unless the FCC provides a waiver of these rules. Although it is not possible to predict whether the buyers will substantially invest in these properties or whether the FCC will grant waivers, if either of these circumstances occurs, Interactive could be adversely effected due to the additional pressure on USF.

Voice Over Internet Protocol ("VoIP"). Interactive's local exchange carrier telephone operations do not have significant wireline competition at the present time. However, wireless usage and VoIP is continuing to increase across the nation, including in the areas served by Interactive, which could have substantial detrimental impact on future revenues and create additional uncertainty for the Company. It is not possible to predict the extent these complimentary or substitutable services might impact Interactive's revenues. Because of the rural nature of their operations and related low population density, Interactive's rural LEC subsidiaries are primarily high cost operations, which receive substantial Federal and state support. However, the regulatory environment for LEC operations has begun to change. VoIP usage is increasing as both a transport facility to haul traffic between switching centers, as well as the means to serve the end user customer's voice telephone needs. As a transport facility, it is expected to decrease the overall cost of transport in the long run. Interactive is analyzing if VoIP could be utilized for transport in a cost effective manner in the most rural portions of the nation, such as those served by the Company.

The Interexchange carriers (IXCs) would like to have access minutes that are transported over VoIP exempt from paying access charges. If the IXCs were exempted from paying access charges on traffic transported over VoIP, it would have a significant detrimental impact to the Company's access charge revenues. While the FCC has initially determined that computer-to-computer VoIP traffic should not be considered a telecommunications service, it is not possible to predict the FCC's actions regarding the transport issue since the FCC has not issued a decision on this matter. The FCC has opened a more comprehensive proceeding to determine the extent VoIP should be subject to regulation.

In addition to transport, companies are increasing the use of VoIP in providing voice services to the end user. The VoIP end user traffic requires the use of a broadband service, such as DSL or cable, in order to receive the low price (or free) VoIP voice service. Since DSL cannot be purchased from the ILEC without the customer first purchasing a traditional local access line service, the ILEC still receives the DSL and the local service revenue as long, as the end user purchases the DSL from the ILEC. Obviously, if the end user purchases the broadband service from a competitor, such as a cable company, the ILEC loses all revenue associated with the customer switching to VoIP. Of greater concern is the fact that the Company loses the access charge revenue associated with intrastate calls that previously were provided through the Company's switched network. It is not possible to determine the potential lost revenue from calls that are handled by VoIP rather than the public switched network. This is very similar to revenue losses due to wireless usage where minutes of use are being removed from the Company's switching platform to the wireless carrier's switch thus reducing the Company's access revenues.

Competition.  Competition  in the  telecommunications  industry  is  increasing.
------------
Although all of Interactive's current telephone companies have historically been monopoly wireline providers in their respective area for local telephone exchange service, except to a very limited extent in Iowa, the regulatory landscape has begun to change and we now experience competition from long distance carriers, from cable companies and internet service providers with respect to internet access and potentially in the future from cable telephony, and from wireless carriers. Competition may result in a greater loss of access lines and minutes of use and the conversion of retail lines to wholesale lines, which negatively affects revenues and margins from those lines. Competition also puts pressure on the prices we are able to charge for some services, particularly for some non-residential services.

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

Other Telecommunication Services.
---------------------------------
Sunshine  PCS  Corporation.  On December  31,  2003,  Sunshine  PCS  Corporation
---------------------------
("Sunshine") completed the sale of its three C-Block personal communications services licenses to Cingular Wireless LLC ("Cingular") for $13,750,000 in cash. The licenses, which are for the provision of C-Block personal communications services in the Florida cities of Tallahassee, Panama City and Ocala, represented substantially all of the assets of Sunshine. In related transactions, Sunshine used a portion of the sales proceeds to acquire all of its preferred stock and warrants held by Interactive for an aggregate amount of $7,587,000 (the "Preferred Stock and Warrant Repurchase") and all of its outstanding Class B Common Stock for an aggregate amount of $613,862 (the "Class B Stock Repurchase"). Interactive's cash investment in Sunshine and its predecessor companies, beginning in 1993, was a cumulative $21.9 million. In 1997 and in 1999, Interactive recorded impairment losses of $7.0 million and $15.4 million, respectively, which included the impairment of interest the Company capitalized on these investments during the development of the licenses. Following the Preferred Stock and Warrant Repurchase and the Class B Stock Repurchase, Interactive owns 294,117 shares of Sunshine's Class A Common Stock, representing 6.4% of all outstanding Class A Shares of Sunshine.

Las  Cruces,  NM PCS  License.  Another  subsidiary  of  Interactive,  Lynch PCS
------------------------------
Corporation  G ("LPCSG")  holds a 10 MHz PCS license for the Basic  Trading Area
(BTA) covering Las Cruces, New Mexico. Las Cruces is the principal city in the BTA, which covers a population of approximately 249,902 (as of the 2000 census). In April 2002, LPCSG completed a build-out of the licensed area sufficient to meet the FCC requirement that it provide service coverage to at least one-quarter of the population in this BTA.

Logan, UT PCS License. As part of the acquisition of Central Utah Telephone ----------------------- Company by Interactive in June 2001, Interactive acquired Central Telecom Services, LLC, a related entity that now owns a 10 MHz PCS license in the Logan, Utah, BTA, which has a population of approximately 102,702 (as of 2000 census). Similar to LPCSG, Central Telecom Services has completed a build-out sufficient to meet the FCC requirement that service coverage be available to at least one-quarter of the population in this BTA. In respect of the traditions of many staff members and former owners, Interactive donated 20% of the net profits (as defined in the donation letter) from any sale of the Logan license to the Church of Jesus Christ of Latter Day Saints.

Iowa PCS  Licenses.  Central  Scott has a 10 MHz PCS  License  for its  wireline
-------------------
territory covering a population of 11,470. Central Scott is also an approximately 14% minority owner of an entity that has a 10 MHz PCS license for portions of Clinton and Jackson Counties in Iowa, with a total population at December 31, 2002 of 68,470, of which Interactive's proportionate share is 9,781.

RSA  Cellular  Interests.  At December  31,  2003,  Interactive  owned  minority
-------------------------
interests in certain entities that provide wireless cellular telephone service in two Rural Service Areas ("RSAs") in New Mexico and two RSA's in North Dakota, covering areas with a total population of approximately 163,000. Equity in earnings from these two operations was $2.0 million in 2003 on a combined basis and the combined book value of these entities was $4.6 million at December 31, 2003. Interactive's proportional share of these operations combined revenues, EBITDA and operating profits were $2.8 million, $1.4 million and $1.1 million respectively, for the year ended December 31, 2003, and we received $0.9 million in cash distributions, net of cash paid to minority interests, from these investments in 2003. The difference between EBITDA and operating profit is depreciation of plant and equipment. EBITDA is presented because it is a widely accepted financial indicator of value and ability to incur and service debt in this industry. The Company utilizes the EBITDA metric for valuing potential acquisitions. EBITDA is not a substitute for operating profit, in accordance with generally accepted accounting principles. The entities have no debt and Interactive's proportional share of their cash equivalents is $1.0 million.

Other Interests in Wireless  Licenses.  In 1997, LPCSG entered into an agreement
--------------------------------------
with Bal/Rivgam LLC (in which an affiliate of the CEO has a 49.9% equity interest), which won licenses in the FCC's Wireless Communications Services ("WCS") Auction in 1997, to receive a fee equal to 5% of the realized net profits of Bal/Rivgam (after an assumed cost of capital), in return for providing bidding and certain other services to Bal/Rivgam. Bal/Rivgam holds 5 WCS licenses covering a population of approximately 42 million with an aggregate cost of $0.7 million and certain Local Multipoint Distribution Services ("LMDS") licenses. Betapage Communications, L.L.C., in which Interactive has a 49.9% equity interest, was a winning bidder in the FCC auction for 929 MHz paging licenses, which was conducted in 2000. Betapage won 24 paging licenses covering a population of 76.7 million at a cost of approximately $77,000. Interactive also has the right to receive a fee equal to 20% of the realized net profits of Betapage (after an assumed cost of capital).

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

Another subsidiary of Interactive is a 49.9% owner of PTPMS Communications II, L.L.C ("PTPMS II"), which was a winning bidder in the FCC auction of licenses for 700 MHz Guard Band spectrum for wireless data transmission and wireless Internet services, which was conducted in 2000. PTPMS II won three licenses covering a population of 6.4 million in BTAs including the cities of Buffalo, NY, Des Moines-Quad-Cities, IA and El Paso, TX, at an aggregate cost of approximately $6.3 million. Interactive has loaned PTPMS II approximately $6.1 million, $5.0 million of which was loaned in 2001. Interactive's subsidiary has the right to receive a fee equal to 20% of the realized net profits of PTPMS II (after an assumed cost of capital). In a FCC auction conducted in September 2002 for similar spectrum, called the Lower 700 MHz Band Auction, the price per MHz of population was materially lower than the price paid by PTPMS II in 2000. Accordingly, during 2002, Interactive provided a reserve for impairment for its investment in PTPMS II of $5.5 million.

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

In June 2003, Lynch 3G participated in a re-auction of Lower 700 MHz spectrum that was not licensed in the August 2002 auction and won four 12 MHz licenses in the following areas: Dubuque, IA, Gogebic, MI, San Juan, NM and Chautauqua, NY. The total population covered by these licenses is approximately 1.1 million. Lynch 3G paid $620,000 for these licenses.

Interactive expects to continue to participate in the spectrum auctions being conducted by the FCC in order to have the flexibility to accommodate present and future needs of existing and future customers as well as establish high bandwidth opportunities.

In addition to the build out requirements for PCS licenses, FCC rules impose build-out requirements for WCS, LMDS, paging licenses, point-to-point microwave services and the licenses granted in 700 MHz (guard band) and Lower 700 MHz spectrum. There are also substantial restrictions on the transfer of control of licensed spectrum.

There are many risks relating to PCS and other FCC wireless licenses including without limitation, the high cost of PCS and certain other licenses, the fact that it involves start-up businesses, raising the substantial funds required to pay for the licenses and the build out, determining the best way to develop the licenses and which technology to utilize, the small size and limited resources of companies compared to other potential competitors, existing and changing regulatory requirements, additional auctions of wireless telecommunications spectrum and actually building out and operating new businesses profitably in a highly competitive environment (including already established cellular telephone operators and other new PCS licensees). There can be no assurance that any licenses granted to entities in which subsidiaries of Interactive have interests, can be successfully sold or financed or developed, thereby allowing Interactive's subsidiaries to recover their debt and equity investments.

Other Multimedia Services
-------------------------

Broadcasting
------------

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

Station WOI-TV - Lynch Entertainment Corporation II ("LEC-II"), a wholly-owned subsidiary of Interactive, owns 49% of the outstanding common shares of Capital Communications Corporation which owns Station WOI-TV ("Capital") and convertible preferred stock, which when converted, would bring LEC-II's common share ownership to 50%. WOI-TV is an ABC affiliate and serves the Ames/Des Moines, Iowa market. Lombardo Communications, Inc. II, controlled by Philip J. Lombardo, has the remaining share interest in Capital.

The Company's investments in broadcasting investments are carried on the equity basis and do not materially impact our current operating results.

Based upon a multiple of fourteen times broadcast cash flow, plus cash, less debt, Interactive estimates its value in these stations at almost $11 million as compared to the net book value of these investments of a negative $0.8 million. It is not assured that the results of these stations will continue at the current level or that they could be sold at fourteen times cash flow.

Operations.  Revenues of a local  television  station depend to some extent upon
-----------
its relationship with an affiliated television network. In general, the affiliation contracts of WHBF-TV and WOI-TV with CBS and ABC, respectively, provide that the network will offer to the affiliated station the programs it generates, and the affiliated station will transmit a number of hours of network programming each month. The programs transmitted by the affiliated station generally include advertising originated by the network, for which the network is compensated by its advertisers.

The affiliation contract has historically provided that the network will pay to the affiliated station an amount which is determined by negotiation, based upon the market size and rating of the affiliated station. Recently, however, the networks have begun in some instances to charge affiliated stations for certain programming. Typically, the affiliated station also makes available a certain number of hours each month for network transmission without compensation to the local station, and the network makes available to the affiliated station certain programs, which will be broadcast without advertising, usually public information programs. Some network programs also include "slots" of time in which the local station is permitted to sell spot advertising for its own account. The affiliate is permitted to sell advertising spots preceding, following, and sometimes during network programs.

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

Competition.  WHBF-TV and WOI-TV compete for revenues with local  television and
------------
radio stations, cable television, and other advertising media, such as newspapers, magazines, billboards and direct mail. Generally, television stations such as WHBF-TV and WOI-TV do not compete with stations in other markets.

Other sources of competition include community antenna television ("CATV") systems, which carry television broadcast signals by wire or cable to subscribers who pay a fee for this service. CATV systems retransmit programming originated by broadcasters, as well as providing additional programming that is not originated on, or transmitted from, conventional broadcasting stations. Direct broadcast are satellites providing local to local video services to a growing percentage of the population in the United States. In addition, some alternative media operators provide for a fee and, on a subscription basis, programming that is not a part of regular television service. Additional program services are provided by low-power television stations as well.

Federal  Regulation.  Television  broadcasting is subject to the jurisdiction of
-------------------
the FCC under the Communications Act of 1934, as amended (the "Communications Act"). The Communications Act, and/or the FCC's rules, among other things, (i) prohibit the assignment of a broadcast license or the transfer of control of a corporation holding a license without the prior approval of the FCC; (ii) prohibit the common ownership of a television station and a daily newspaper in the same market; (iii) restrict the total number of broadcast licenses which can be held by a single entity or individual or entity with attributable interests in the stations and prohibits such individuals and entities from operating or having attributable interests in most types of stations in the same service area (loosened in the 1996 Act); and (iv) limit foreign ownership of FCC licenses under certain circumstances. In June 2003, the FCC adopted substantial rule changes that relax many of the prohibitions on the ownership of broadcast licenses. Currently, however, these rule changes are being challenged in federal court. In calculating media ownership interests, The Company's interests may be aggregated under certain circumstances with certain other interests of Mr. Mario
J. Gabelli, Chairman and Chief Executive Officer of the Company, and certain of his affiliates.

Television licenses are issued for terms of eight years and are renewable for terms of eight years. The current licenses for WHBF-TV and WOI-TV expire on December 1, 2005 and February 1, 2006, respectively.

II.  OTHER INFORMATION
----------------------

While Interactive holds licenses of various types, Interactive does not believe they are critical to its overall operations, except for (1) the television-broadcasting licenses of WHBF-TV and WOI-TV; (2) Interactive's telephone subsidiaries' franchise certificates to provide local-exchange telephone service within their service areas; (3) Western New Mexico Telephone Company's FCC licenses to operate point-to-point microwave systems; (4) licenses held by partnerships and corporations in which Western New Mexico Telephone Company and Inter-Community Telephone Company own minority interests to operate cellular telephone systems covering areas in New Mexico and North Dakota, (5) Giant Communication's franchises to provide cable television service within its service areas and (6) personal communications services and other wireless communication licenses held by companies in which Interactive's subsidiaries have investments, including the PCS licenses for Las Cruces, New Mexico, Logan, Utah, and portions of Iowa as described above in more detail.

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

Interactive had a total of 349 employees at December 31, 2003, compared to 369 employees at December 31, 2002.

III. EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------

Pursuant to General Instruction G (3) of Form 10-K, the following list of executive officers of the Registrant is included in Part 1 of this Annual Report on Form 10-K in lieu of being included in the Proxy Statement for the 2004 Annual Meeting of Shareholders. Such list sets forth the names and ages of all executive officers of the Registrant indicating all positions and offices with the Registrant held by each such person and each such person's principal occupations or employment during the past five years.


          Name                                  Officers and Positions Held                                Age
          ----                                  ---------------------------                                ---
Mario J. Gabelli          Vice  Chairman  since  December 2002 and Chief  Executive  Officer since         61
                          September  1999.  From  September  1999 to December  2002,  Mr.  Gabelli
                          served as our  Chairman.  He is also the Vice Chairman (and from 1986 to
                          August 2001 Chairman and Chief Executive  Officer) of Lynch Corporation;
                          Chairman,  Chief  Executive  Officer,  Chief  Investment  Officer  and a
                          director of Gabelli Asset  Management Inc. and its  predecessors  (since
                          November  1976)  (and in  connection  with  those  responsibilities,  he
                          serves  as  director  or  trustee   and/or  an  officer  of   registered
                          investment   companies   managed  by   subsidiaries   of  Gabelli  Asset
                          Management);  and Chairman and Chief Executive  Officer of Gabelli Group
                          Capital Partners, Inc., a private company.
Robert E. Dolan           Chief Financial  Officer (since January 2004);  Chief Financial  Officer         52
                          and  Controller  from September  1999 to January 2004;  Chief  Financial
                          Officer (1992-2000) and Controller (1990-2000) of Lynch Corporation.

Evelyn C. Jerden          Senior  Vice   President-Operations   (since   September   2003);   Vice         46
                          President-Regulatory   Affairs   (2002-2003);    Director   of   Revenue
                          Requirements of Western New Mexico Telephone Company, Inc. (since 1992).

John Fikre                Vice President--Corporate  Development,  General Counsel   and Secretary         39
                          (since August 2001);  Associate,  Willkie Farr & Gallagher  (1994-2001).


The executive officers of the Registrant are elected annually by the Board of Directors at its meeting in May and hold office until the organizational meeting in the next subsequent year and until their respective successors are chosen and qualified.

ITEM 2. PROPERTIES
------------------

Interactive leases approximately 3,300 square feet of office space from an affiliate of its Chairman for its executive offices in Rye, New York. The lease expires at the end of 2007.

Western New Mexico Telephone Company owns a total of 16.9 acres at 15 sites located in southwestern New Mexico. Its principal operating facilities are located in Silver City, where Western owns one building comprising a total of 6,480 square feet housing its administrative offices and certain storage facilities and another building comprising 216 square feet, which houses core network equipment. In Cliff, New Mexico, Western owns five buildings with a total of 14,055 square feet in which are located additional offices and storage facilities, as well as a vehicle shop, a fabrication shop, and central office switching equipment. Smaller facilities, used mainly for storage and for housing central office switching equipment, with a total of 9,984 square feet, are located in Lordsburg, Reserve, Magdalena and five other localities in New Mexico. In addition, Western leases 1.28 acres on which it has constructed four microwave towers and a 120 square-foot equipment building. Western has the use of 46 other sites under permits or easements at which it has installed various equipment either in small company-owned buildings (totaling 2,403 square feet) or under protective cover. Western also owns 3,757 miles of copper cable and 494 miles of fiber optic cable running through rights-of-way within its 15,000 square mile service area. All of these properties are encumbered under mortgages held by the Rural Utilities Service ("RUS") and the National Bank for Co-Operatives ("Co-Bank").

Inter-Community Telephone Company owns 12 acres of land at 10 sites. Its main office at Nome, ND, contains 4,326 square feet of office and storage space. In addition, it has 4,400 square feet of garage space and 5,035 square feet utilized for its switching facilities. Inter-Community has 2,028 miles of copper cable and 226 miles of fiber optic cable. All of these properties are encumbered under mortgages held by Co-Bank.

Cuba City Telephone  Company is located in a 3,800 square foot brick building on
0.4 of an acre of land. The building serves as the central office, commercial office, and garage for vehicle and material storage. The company also owns a cement block storage building of 1,490 square feet on 0.1 of an acre. In Madison, Wisconsin, Cuba City leases 900 square feet for administrative headquarters and financial functions. Belmont Telephone Company is located in a cement block building of 800 square feet on .5 acre of land in Belmont, Wisconsin. The building houses the central office equipment for Belmont. The companies own a combined total of 302 miles of copper cable and 51 miles of fiber optic cable. All of Cuba City and Belmont's properties described above are encumbered under first mortgages held by the RUS and Rural Telephone Bank, respectively, and second mortgages held by Co-Bank.

J.B.N. Telephone Company owns a total of approximately 2.25 acres at fifteen sites located in northeast Kansas. Its administrative and commercial office consisting of 7,000 square feet is located in Holton, Kansas and a 3,000 square feet garage warehouse facility is located in Wetmore, Kansas. In addition, J.B.N. owns thirteen smaller facilities housing central office switching equipment and over 1,207 miles of copper cable and 206 miles of fiber optic cable. All of these properties are encumbered under mortgages held by the RUS.

Giant Communications, LLC (formerly CLR Video) has its headquarters in Holton, Kansas, leased from J.B.N. Telephone Company. It also owns one small parcel of land and leases 13 small sites, which it uses for its cable receiving and transmission equipment. All of these properties are encumbered under a mortgage to Co-Bank. Also, see under Item 1.I.B. Cable Television.

Haviland Telephone Company owns a total of approximately 3.9 acres at 20 sites located in south central Kansas. Its administrative and commercial office consisting of 4,450 square feet is located in Haviland, Kansas. In addition, Haviland owns 19 smaller facilities housing garage, warehouse, and central office switching equipment and over 1,503 miles of copper cable and 529 miles of fiber optic cable. All of these properties are encumbered under a mortgage held by the RUS.

Dunkirk & Fredonia Telephone Company (including its subsidiaries) owns a total of approximately 16 acres at six locations in western New York. Its host central office switching equipment, administrative and commercial offices consisting of 18,297 square feet is located in Fredonia, New York. In addition, Dunkirk & Fredonia owns five other properties, including a service garage, a paging tower site, a small central office housing switching equipment, sales and service center in Jamestown, New York, and one rental property in Ashville, New York. Dunkirk & Fredonia also owns 357 miles of copper telephone cable and 79 miles of fiber optic cable. All of these properties are encumbered under a mortgage held by RUS.

Bretton Woods Telephone Co., Inc. leases approximately 2,800 square feet of business office space and garage/storage space located in Bretton Woods, New Hampshire. Bretton Woods Telephone owns a 444 square foot central office building also located in Bretton Woods, New Hampshire that is built on leased land. Bretton Woods Telephone has 28 miles of copper cable and 6 miles of fiber optic cable.

Upper Peninsula Telephone Company owns a total of approximately 25 acres at 19 sites located principally in the Upper Peninsula of Michigan. Its host central office switching equipment, administrative and commercial offices consisting of 11,200 square feet is located in Carney, Michigan. In addition, Upper Peninsula owns 25 other smaller facilities housing garage, warehouse and central office switching equipment and over 2,121 miles of copper cable and 157 miles of fiber optic cable. All properties described herein are encumbered under mortgages held by the RUS and Co-Bank.

Central Scott Telephone Company owns 3 acres of land at 5 sites. Its main office in Eldridge, Iowa contains 3,104 square feet of office and 341 square feet of storage space. In addition, it has 3,360 square feet of garage space and 2,183 square feet utilized for its switching facilities. Central Scott has 357 miles of copper cable and 34 miles of fiber optic cable. All of these properties are encumbered under mortgages held the First National Bank of Omaha.

Central Utah Telephone, Inc., and its subsidiaries own a total of 9.76 acres at sixteen sites and have an additional 1.54 acres at fifteen sites, which are under leases, permits or easements. These sites are located in the central, northeastern and mid-western areas of Utah. Central Utah Telephone's principal operating facilities are located in Fairview, Utah, where it owns a new commercial office bldg. containing 14,400 square feet, a plant office and central office building containing 5,200 square feet. In addition it has 720 square feet of office space, 2,455 square feet of warehouse space, 6,595 square feet of vehicle maintenance facilities, 4,252 square feet of protective cover and 3 rental homes. Central Utah Telephone owns smaller facilities used mainly for housing central office switching equipment with a total of 9,405 square feet in 25 various locations. In addition, Central Utah Telephone owns 897 miles of copper cable and 199 miles of fiber optic cable running through rights-of-way within its 6,867 square mile service area. All of Central Utah Telephone's properties described herein are encumbered under mortgages held by the RUS and CoBank.

It is Registrant's opinion that the facilities referred to above are in good operating condition and suitable and adequate for present uses.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

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

The relator in this lawsuit is R.C. Taylor III, an individual who, to the best of our knowledge, has no relationship to any of the entities and affiliates that have been named parties in this litigation. Indeed at the time of his filings, and to the best of our knowledge, Mr. Taylor was a lawyer at Gardner, Carton & Douglas. Thereafter, we believe he was a lawyer with Mintz, Levin, Cohn, Ferris, Glovsky and Popeo. We do not know his current status. We issued a press release dealing with this litigation on January 16, 2002.

The main allegation in the case is that the defendants participated in the creation of "sham" bidding entities that allegedly defrauded the Federal Treasury by improperly participating in certain Federal Communications Commission spectrum auctions restricted to small businesses, as well as obtaining bidding credits in other spectrum auctions allocated to "small" and "very small" businesses. While the complaint seeks to recover an unspecified amount of damages, which would be subject to mandatory trebling under the statute, a document filed by the relator with the Court on February 24, 2004, discloses an initial computation of damages of not less than $88 million resulting from bidding credits awarded to the defendants in FCC auctions and $120 million of unjust enrichment through the sale or assignment of licenses obtained by the defendants in FCC auctions, in each prior to trebling.

Interactive strongly believes that this lawsuit is completely without merit and that relator's initial damage computation is without basis, and intends to defend the suit vigorously. The U.S. Department of Justice has notified the court that it has declined to intervene in the case. Nevertheless, we cannot predict the ultimate outcome of the litigation, nor can we predict the effect that the lawsuit or its outcome will have on our business or plan of operation. Interactive does not have any insurance to cover its cost of defending this lawsuit, which will be material. Interactive does have a directors and officers liability policy but the insurer has reserved its rights under the policy and, as a result, any coverage to be provided to any director or officer of Interactive in connection with a judgment rendered in this action is unclear at this time.

Interactive  was  formally  served  with  the  complaint  on July 10,  2002.  On
September 19, 2002, Interactive filed two motions with the United States District Court for the District of Columbia: a motion to dismiss the lawsuit and a motion to transfer the action to the Southern District of New York. On November 25, 2002, the relator filed an opposition reply to our motion to dismiss and on December 5, 2002, Interactive filed a reply in support of its motion to dismiss. On September 30, 2003, the Court granted our motion to transfer the action to the Southern District of New York. A scheduling conference was held on February 10, 2004, at which the judge approved a scheduling order. Discovery has now commenced as the parties await a ruling on the defendants' motion to dismiss the case.

Interactive first participated in FCC sponsored wireless auctions with the PCS "C Block" Auction in 1995. In that auction, Interactive invested $22 million into five separate partnerships that acquired 31 licenses. These partnerships were eventually merged and, subsequently, returned 28 licenses under an FCC sponsored restructuring program and, ultimately, became Sunshine PCS Corporation. On December 31, 2003, Sunshine sold its three PCS licenses to Cingular Wireless for $13.75 million in cash. As part of this sale, Interactive received $7.2 million in exchange for all its preferred stock in Sunshine and $0.4 million for its warrants, resulting in a pre-tax gain of $3.9 million. In 1997 and in 1999, Interactive recorded impairment losses of $7.0 million and $15.4 million, respectively, which included the impairment of interest the Company capitalized on these investments during the development of the licenses.

In addition to the litigation described above, Interactive is a party to routine litigation incidental to its business. Based on information currently available, Interactive believes that none of this ordinary routine litigation, either individually or in the aggregate, will have a material effect on its financial condition and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

None in the fourth quarter of 2003.

                                     PART II
                                     -------

ITEM 5. MARKET FOR THE REGISTRANT'S  COMMON EQUITY,  RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------
        AND ISSUER PURCHASES OF EQUITY SECURITIES
        -----------------------------------------

The Common Stock of Lynch Interactive Corporation is traded on the American Stock Exchange under the symbol "LIC." The market price high and lows in consolidated trading of the Common Stock for the last two years are as follows:


                           2003
                     Three Months Ended
       March 31      June 30     September 30    December 31
       --------      -------     ------------    -----------

High   $   28.00    $   24.80     $   27.75       $   27.41
Low    $   21.50    $   19.50     $   23.95       $   21.80

                           2002
                    Three Months Ended
       March 31      June 30     September 30    December 31
       --------      -------     ------------    -----------

High   $   70.50    $   54.50     $   31.58      $   28.50
Low    $   39.00    $   24.50     $   24.50      $   22.80


At March 25, 2004, Interactive had 837 shareholders of record and the closing price of our Common Stock was $33.55.


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

Issuer Purchases of Equity Securities


                                                                           Total Number of           Maximum Number of (or
                                                                         Shares Purchased as       Approximate Dollar Value)
                            Total Number of                                Part of Publicly       of Shares that May Yet Be
                           Shares (or Units)      Average Price Paid     Announced Plans or       Purchased Under the Plans
      Period                 Purchased            per Share (or Unit)         Programs(1)               or Programs(1)
      ------                 ---------            -------------------         -----------               --------------

10/1/03 to 10/31/03             --                       --                       --                        57,385


11/1/03 to 11/30/03             --                       --                       --                        57,385


12/1/03 to 12/31/03            2,200                   22.27                    2,200                       55,185
                               -----------------------------------------------------------------------------------
Total                          2,200                   22.27                    2,200
                               ======================================================


(1) In September 1999, the Board of Interactive approved a stock repurchase program providing for the purchase of up to 100,000 shares of Common Stock in such manner, at such times and at such prices as the Chief Executive Officer or his designee determines.

ITEM 6. SELECTED FINANCIAL DATA

                          LYNCH INTERACTIVE CORPORATION
                             SELECTED FINANCIAL DATA
                      (In Thousands, Except Per Share Data)

                                                                          Years Ended December 31, (a)(b)
                                                           ------------------------------------------------------
                                                              1999        2000      2001        2002        2003
                                                           ------------------------------------------------------

Revenues .............................................   $ 59,011    $ 66,983    $ 79,352    $ 86,304    $ 87,453

Operating profit(c) ..................................     12,299      15,331      19,985      19,233      18,428
Net financing activities (d) .........................     (8,789)    (10,308)    (11,074)    (11,266)    (10,744)
Equity in earnings of affiliates .....................      1,585       2,594       1,456       1,938       2,280
Impairment of investment in Spinnaker Industries, Inc.       --          --        (3,194)       --          --
Reserve for impairment of investment in spectrum
  license holders (e) ................................    (15,406)       --          --        (5,479)       --
Gain on sale of subsidiary stock and other

  Assets .............................................       --         4,187        --         4,965       3,919
                                                         --------    --------    --------    --------    --------
Income (loss) before income taxes, minority
  interests, extraordinary item and discontinued
  operations of Morgan ...............................    (10,311)     11,804       7,173       9,391      13,883
(Provision) benefit for income taxes .................      2,478      (4,971)     (3,454)     (3,924)     (4,968)
Minority interests ...................................     (1,214)     (1,802)     (1,185)     (1,706)     (1,525)
                                                         --------    --------    --------    --------    --------
  Income (loss) from continuing operations before
    discontinued operations of
    Morgan and Extraordinary item ....................     (9,047)      5,031       2,534       3,761       7,390
Income (Loss) from operations of Morgan
  distributed to shareholders (h) ....................         (9)     (2,666)     (1,386)     (1,888)       --
 Extraordinary item (f) ..............................       (160)       --          --          --          --
                                                         --------    --------    --------    --------    --------
  Net income (loss) ..................................   $ (9,216)   $  2,365    $  1,148    $  1,873    $  7,390
                                                         ========    ========    ========    ========    ========
Basic and diluted earnings
Per common share (g)
  Income (loss) from continuing operations before
    Extraordinary item and operations of Morgan ......   $  (3.21)   $   1.78    $   0.90    $   1.34    $   2.65
  Extraordinary item .................................      (0.06)       --          --          --          --
  Income (loss) from operations of Morgan
    distributed to shareholders (h) ..................   $  (0.00)   $  (0.94)   $  (0.49)   $  (0.67)       --
  Net income (loss) ..................................   $  (3.27)   $   0.84    $   0.41    $   0.67    $   2.65


                                                                            December 31, (a)
                                                       ----------------------------------------------------------
                                                          1999            2000      2001        2002        2003
                                                       ----------------------------------------------------------

Cash, securities and short-term investments              $  29,094   $ 26,900    $ 31,233    $  23,356   $ 26,556
Total assets (j) .....................................   $ 221,705   $217,742    $256,350    $ 249,639   $252,186
Long-term debt .......................................   $ 164,736   $162,304    $193,202    $ 176,621   $175,783
Shareholders' equity (i) .............................   $  20,211   $ 19,391    $ 24,517    $  22,632   $ 29,887

(a) On September 1, 1999, Interactive was spun off to the Lynch Corporation ("Lynch") shareholders (the "Spin Off") and became a public company. Prior to the Spin Off, Interactive had no significant assets, liabilities or operations. The above financial data represented the consolidated accounts of Interactive since September 1, 1999. Prior to September 1, 1999, the financial data has been prepared using the historical basis of assets and liabilities and historical results of operations of the multimedia and services businesses and other assets and liabilities, which were contributed to Interactive, on a combined basis. Accordingly, the results for the year ended December 31, 1999, represent a combination of consolidated and combined financial information for the respective periods. As the historical financial information prior to September 1, 1999 herein reflects periods during which the Company did not operate as an independent public company, certain assumptions were made in preparing such financial information. Such information, therefore, may not necessarily reflect the results of operations, financial condition or cash flows of the Company in the future or what they would have been had the Company been an independent public company during the reporting periods. Morgan has been treated as a discontinued operation for all periods presented.

(b) Includes results of Central Scott Telephone Company from July 16, 1999, and Central Utah Telephone Company from June 23, 2001, their respective dates of acquisition.
(c) Operating profit is sales and revenues less Multimedia cost of sales, and selling and administrative expenses. Goodwill amortization was $2.2 million in 1999, $2.5 million in 2000 and $2.8 million in 2001. On January 1, 2002, the Company adopted the provisions of SFAS 142 and ceased amortizing goodwill. (See note 1 in the accompanying financial statements.)
(d)  Consists of investment income and interest expense.
(e) See Note 4 "Wireless Communications Services" in the Company's consolidated financial statements.
(f)  Loss from Early Extinguishment of Debt.
(g) Adjusted to reflect a 2 for 1 stock split which occurred on September 11, 2000.
(h)  Net of income tax and minority interest.
(i)  No cash dividends have been declared or paid during the 5-year period.
(j)  Amounts do not include assets associated with The Morgan Group, Inc.

ITEM 7. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
        OF OPERATIONS
        -------------

This discussion should be read together with the Consolidated Financial Statements of Interactive and the notes thereto included elsewhere in this Annual Report.

RESULTS OF OPERATIONS
---------------------

Overview
--------

Interactive has grown primarily through the selective acquisition of rural local exchange carriers (RLECs) and by offering additional services such as Internet service, alarm services, long distance service and competitive local exchange carrier (CLEC) service. From 1989 through 2003, Interactive acquired fourteen telephone companies, four of which have indirect minority ownership of 2% to 19%, whose operations range in size from approximately 800 to over 10,000 access lines. The Company's telephone operations are located in Iowa, Kansas, Michigan, New Hampshire, New Mexico, New York, North Dakota, Utah and Wisconsin.

The  telecommunications   industry  in  general  and  the  RLECS  that  comprise
Interactive's business face a number of economic or industry-wide issues and challenges.

o Regulatory- The Telecommunications Act of 1996 and other federal and state legislation and regulations have a significant impact on the industry and on rural carriers in particular. Interactive's telephone companies are all RLECs serving very high cost areas with a significant portion of their revenues being derived from federal or state support mechanisms, which are referred to as Universal Service Funds ("USF"). The revenues and margins of our RLEC subsidiaries are largely dependant on the continuation of such support mechanisms.

o Competition- The effects of competition from CLECs, wireless service, high speed cable, Voice Over Internet Protocol ("VoIP") and other internet providers is an industry-wide issue that is felt to varying degrees by our rural telephone companies.

o The economy- Unemployment, building starts, business bankruptcies and the overall health of the economy have a significant effect on demand for our services.

o Telecommunication bankruptcies- Interactive's telephone companies have significant, normal course of business receivables from interexchange carriers, such as MCI or Global Crossings who filed for bankruptcy and, as a result, have been written-off. Additional bankruptcies could have a significant effect on our financial condition.

o Market challenges- Our phone companies are required to comply with industry-wide initiatives such as local number portability and the requirements of the Communications Assistance for Law Enforcement Acto (CALEA) that are expensive to implement and that in some cases have limited demand in our markets.

Interactive generates cash and earns telecommunications revenues primarily from local network access, intrastate and interstate access revenue and from state and federal USF support mechanisms.

o Local Revenues - The number of access lines is the primary driver of local network access revenues. In addition, the ratio of business lines to residential, as well as the number of features subscribed to by customers are secondary drivers.

o Intrastate access revenues - Customer usage, primarily based on minutes of use, and the number of access lines are the primary drivers of intrastate access revenues since the Company's RLECs are on a "bill-and-keep" basis.

o Interstate access revenues depend upon whether the RLEC has elected to be "cost-based" or has remained an "average schedule" carrier. The revenues of our ten cost-based carriers directly correlate to their approved rate of return on regulated net investment plus the amount of regulated operating expenses including taxes. The revenues of the Company's four average schedule subsidiaries correlate to usage based measurements such as access lines, interstate minutes-of-use, the number and mileage of different types of circuits, etc. The average schedule method is intended to be a proxy for cost-based recovery.

o USF subsidies are primarily driven by investments in specific types of infrastructure as well as the operating expenses and taxes of the Company. Interstate and intrastate USF subsidies are included in the respective interstate and intrastate access revenue captions in the breakdown of revenue and operating expenses which follows.

o Other business revenue: Interactive's companies also provide non-regulated telecommunications related services, including Internet access service, wireless and long distance resale service, in certain of its telephone service and adjacent areas. Interactive also provides and intends to provide more local telephone and other telecommunications service outside certain of its franchise areas by establishing CLEC operations in selected nearby areas. In addition, certain of Interactive's companies have expanded into cable and security businesses in the areas in which they operate.

o Long Distance revenues are only retained by the Company if we are providing the long distance service to the end user customer as the toll provider. For unaffiliated IXCs, we provide a billing service and receive an administrative handling fee.

The following are the material opportunities, challenges and risks that Interactive's executives are currently focused on and what actions are being taken to address the concerns:

o Universal Service Reform: The Federal-State Joint Board on Universal Service (Joint Board) issued a recommendation that the FCC modify the USF support mechanisms for RLECs such as those owned by the Company. The Company will participate with the RLEC industry to analyze the potential impact of the Joint Board's recommendation and provide the FCC information with the potential impact to customers and RLECs in rural America. Total USF support payments are material to theCompany's financial results.

o Intercarrier Compensation and Access Charge Reform: The Company is actively participating in the RLEC industry's efforts to determine how intercarrier compensation and access charges should be modified without sustaining revenue losses for RLECs.

o Loss of Access Revenues from VoIP and wireless usage: The Company is experiencing revenue losses as usage transfers from landline service provided by the Company's subsidiaries to either VoIP or wireless services. The Company is trying to install more broadband service to offset revenue losses from traditional voice services.

In January 2002, Interactive spun off its investment in Morgan, its only services subsidiary, via a tax-free dividend to its shareholders of the stock of Morgan Group Holding Co., a corporation that was initially formed to serve as a holding company for Interactive's controlling interest in Morgan. Morgan Group Holding Co. is now a public company. Accordingly, the amounts for Morgan are reflected on a one-line basis in the consolidated financial statements as "to be distributed to shareholders."

Year 2003 compared to 2002
--------------------------

The following is a breakdown of revenues and operating expenses for the two years ended December 31, 2003 and 2002:

                                                                   Increase
                                           2002         2003      (Decrease)
                                          --------------------------------------
                                                   (in thousands)
Revenues:
    Local access .....................   $ 12,315    $ 12,302    $    (13)
  Interstate access ..................     34,403      37,030       2,627
  Intrastate access ..................     16,776      15,388      (1,388)
                                         --------    --------    --------
    Total telephone ..................     63,494      64,720       1,226
  Other businesses ...................     22,810      22,733         (77)
                                         --------    --------    --------
                                           86,304      87,453       1,149
                                         --------    --------    --------
Operating expenses:
  Plant costs ........................     11,223      12,117         894
  Customer operations ................      4,428       4,495          67
  Other telephone related (1) ........     13,396      13,014        (382)
                                         --------    --------    --------
    Total telephone (excluding
      depreciation and amortization) .     29,047      29,626         579
  Other business (1) .................     15,337      14,588        (749)
  Unallocated corporate costs ........      3,334       4,529       1,195
                                         --------    --------    --------
     Operating expenses (excluding
       depreciation and  amortization)     47,718      48,743       1,025
                                         --------    --------    --------
EBITDA ...............................     38,586      38,710         124
  Depreciation .......................     17,890      19,524       1,634
  Amortization .......................      1,463         758        (705)
                                         --------    --------    --------
Operating profit .....................     19,233      18,428        (805)
Other income (expense) ...............     (9,842)     (4,545)      5,297
                                         --------    --------    --------
Income before income taxes, minority
   interests, and operations of Morgan      9,391      13,883       4,492
Provision for income taxes ...........     (3,924)     (4,968)     (1,044)
Minority interests ...................     (1,706)     (1,525)        181
                                         --------    --------    --------
Income before operations of Morgan ...   $  3,761    $  7,390    $  3,629
                                         ========    ========    ========

(1) General and administrative costs at operations in the Company's Consolidated Statement of Operations includes $11,176 and $10,836 included herein as Other Telephone Related and $2,133 and $986 included herein as Other Business as of December 31, 2002 and 2003, respectively.

Revenues:
---------

Local access revenue decreased by $13,000 in 2003 compared to 2002 as a 1.5% decrease in the number of access lines, due primarily to additional DSL lines sold, offset a 1% increase in the percentage of business lines, which typically generate higher revenues, compared to residential access lines.

Interstate revenues increased $2.6 million in 2003 compared to 2002 primarily due to the effect of infrastructure development, which entitled the Company to increased USF support primarily at the Haviland Telephone Co. and Central Utah Telephone Co. ("CUT"). In addition, interstate access revenue increased $0.8 million primarily due to the recovery in revenue of increased operating expenditures, in accordance with our ratemaking structure, associated with the increased infrastructure development. Under the rate of return model in which these companies are regulated, further increases in revenue are expected in 2004, as the 2003 capital expenditures are fully recognized by the model.

Intrastate revenues decreased $1.4 million in 2003 compared to 2002 primarily due to state initiatives in Kansas and New York. The Kansas initiative has been fully recognized in the regulatory model, but additional revenue reductions are expected in New York of approximately $0.1 million per year over the next four years.

Other Business revenues, which include the Company's internet, CLEC, wireless, long-distance, cable and security operations, decreased $0.1 million in 2003 compared to 2002. The sale of a wireless equipment operation in upstate New York with 2002 revenues of $0.8 million more than offset a $0.6 million increase due to additional subscribers in the Company's 63.6% owned security business in upstate New York. In addition, decreased revenue in long-distance resale and other lines of business offset an increase of $0.6 million in the Company's CLEC operations in New York.

Operating and Other Expenses:
-----------------------------

Total operating expenses, excluding depreciation and amortization, were $48.7 million in 2003, an increase of $1.0 million over the prior year. Plant costs, which include all direct and indirect costs of operating and maintaining the physical plant, increased $0.9 million, or 8%, due to various factors, including additional bandwidth and system maintenance costs, in 2003 compared to 2002. Customer operations, which include all costs of servicing existing customers and obtaining new customers, were flat between the two years. Other telephone related costs, including executive, administrative and plant overhead, operating taxes and bad debt expense, decreased $0.4 million in 2003 compared to 2002, primarily due to $0.9 million of bad debt expense in 2002 associated with the bankruptcies of MCI/Worldcom and Global Crossings. Other business costs, including costs of the security, cable, internet, wireless and CLEC businesses, decreased $0.7 million. Such reduction includes a $0.8 million reduction in costs due to the sale of a wireless business in upstate New York in late 2002, partially offset by increased costs of the security, CLEC and internet businesses due to the overall expansion of those businesses.

Unallocated corporate costs increased $1.2 million in 2003, primarily due to a $1.2 million increase in the bonus accrual. The Company recorded a $1.6 million accrual in 2003 in accordance with a shareholder approved management incentive program compared to a $0.4 million bonus accrual in 2002. The gain on the sale of the Sunshine Preferred Stock and warrants resulted in $0.8 million of such increase to the bonus accrual.

Depreciation expense increased by $1.6 million in 2003, of which $0.8 million was due to increased capital expenditures at one of our Kansas operations and $0.3 million was due to revised depreciation rates that more accurately reflect asset lives at our Michigan subsidiary. Amortization expense decreased by $0.7 million during 2003, as the Dunkirk & Fredonia security operation increased the amortization period for its subscriber lists from three to ten years in the fourth quarter of 2002.

As a result of the above, operating profit was $18.4 million in 2003, $0.8 million less than the $19.2 million recorded in 2002.

EBITDA
------

EBITDA represents the Company's earnings before interest, taxes, depreciation and amortization. EBITDA is not intended to represent cash flows from operating activities and should not be considered as an alternative to net income or loss (as determined in conformity with generally accepted accounting principles), as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. EBITDA from operations is presented herein because the Company's chief operating decision maker evaluates and measures each business unit's performance based on their EBITDA results. The Company believes that EBITDA from operations is the most accurate indicator of the Company's results, because it focuses on revenue and operating cost items driven by operating managers' performance, and excludes non-recurring items and items largely outside of operating managers' control. EBITDA from operations may not be available for the Company's discretionary use as there are requirements to repay debt, among other payments. EBITDA from operations as presented may not be comparable to similarly titled measures reported by other companies since not all companies necessarily calculate EBITDA from operations in an identical manner, and therefore, is not necessarily an accurate measure of comparison between companies. See the above table for a reconciliation of EBITDA to Operating profit and to Income before income taxes, minority interests and operations of Morgan.

                                                                        Increase
                                                     2002      2003    (Decrease)
                                                   -----------------------------
                                                          (in thousands)
Telephone:
  Revenues .....................................   $63,494   $64,720   $ 1,226
  Operating expenses (excluding depreciation and
      amortization) ............................    29,047    29,626       579
                                                   -------   -------   -------
                                                    34,447    35,094       647

Other business:
  Revenues .....................................    22,810    22,733       (77)
  Operating expenses (excluding depreciation and
    amortization) ..............................    15,337    14,588      (749)
                                                   -------   -------   -------
                                                     7,473     8,145       672
                                                   -------   -------   -------

                                                                        Increase
                                                     2002     2003    (Decrease)
                                                   -----------------------------
                                                           (in thousands)
EBITDA from operations .........................    41,920    43,239     1,319
Unallocated corporate costs ....................     3,334     4,529     1,195
                                                   -------   -------   -------
EBITDA .........................................   $38,586   $38,710   $   124
                                                   =======   =======   =======

EBITDA (earnings before interest, taxes, depreciation and amortization) for the year ended December 31, 2003 was $38.7 million, which was up slightly, $0.1 million, from the 2002 amount. EBITDA generated by operations grew $1.3 million, or 3.1%, to $43.2 million from the previous year. Higher revenues and essentially flat operating costs and expenses, excluding depreciation and amortization, were the cause of the higher EBITDA. Corporate office expense increased to $4.5 million from $3.3 million due to the $1.2 million increase in incentive compensation that was determined under a formula that was approved by the Company's shareholders in 2000.

Other Income (Expense)
----------------------

Investment income was $1.1 million in 2003 as compared to $1.8 million in 2002. The decrease was attributed to absence of interest income associated with an escrow account securing our previously outstanding convertible note which was repaid in November 2002, interest on an IRS refund that was recorded in 2002, lower realized gain on sales of marketable securities and lower patronage capital income associated with our long term borrowings.

Interest expense was $11.9 million in 2003, as compared to $13.0 million in 2002, primarily due to the repayment in November 2002 of a $10 million
Convertible Note. The company recorded $0.7 million of interest expense associated with the note in 2002. The remaining decrease was the result of lower interest rates on the Company's variable rate borrowings. The Company is considering converting a significant portion of its current variable interest rate debt to fixed interest rate debt, which would increase interest expense in the future, based on current interest rate levels.

On December 31, 2003, Sunshine sold its three PCS licenses to Cingular Wireless for $13.75 million in cash. As part of this sale, Interactive received $7.2 million in exchange for all its preferred stock in Sunshine and $0.4 million for its warrants, resulting in a pre-tax gain of $3.9 million. Interactive's cash investment in Sunshine and its predecessor companies, beginning in 1995, was a cumulative $21.9 million. In 1997 and in 1999, Interactive recorded impairment losses of $7.0 million and $15.4 million, respectively, which included the impairment of interest the Company capitalized on these investments during the development of the licenses.

The Company has made loans to and has investments in PTPMS Communications II, LLC, totaling $6.2 million. PTPMS II acquired wireless spectrum in an auction conducted by the Federal Communications Commission in 2000 called the 700 MHz Guard Band Auction. In a FCC auction conducted in September 2002 for similar spectrum, called the Lower 700 MHz Band Auction, the price per MHz of population was materially lower than the price paid by PTPMS II in 2000. Accordingly, during 2002, Interactive provided for the impairment for its investment in PTPMS II of $5.5 million ($3.6 net of income tax effects).

During 2002, the Company sold its interest in a cellular partnership in New Mexico RSA # 1 (North) for $5.5 million resulting in a pre-tax gain of $5.0 million ($2.5 million net of income tax and minority interests effect).

Equity in earning of affiliates increased by $0.3 million in 2003 compared to 2002 due to higher revenues and earnings of our investments in cellular telephone affiliates in New Mexico.

Income Tax Provision
--------------------

The income tax provision includes federal, as well as state and local taxes. The tax provision in 2003 and 2002, represent effective tax rates of 35.8% in 2003 and 41.8% in 2002. The differences from the federal statutory rate are primarily due to the effects of state income taxes. In addition, in 2003, no state provision was required on the gain on sale of the investment in Sunshine and the Company reassessed certain tax accruals.

Minority Interests
------------------

Minority interests decreased earnings by $1.5 million in 2003 and $1.7 million in 2002. The gain in 2002 from the sale of New Mexico RSA #1 (North) resulted in a $0.5 million reduction in minority interests in 2003 when compared to 2002. Such reduction in minority interests was offset by higher earnings in 2003 at several of our less than 100% owned subsidiaries.

Income from Continuing Operations
---------------------------------

As a result of all of the above, income from continuing operations of $7.4 million in 2003, or $2.65 per share (basic and diluted), increased by $3.6 million from the $3.8 million, or $1.34 per share (basic and diluted), recorded in 2002.

Year 2002 compared to 2001
--------------------------

The acquisitions of CUT in June 2001 and the acquisition of a 63.6% interest in American Alarm Company in November 2001 (referred to collectively as the "2001 Acquisitions") had a significant effect on the comparison of 2002 and 2001 revenues and operating costs. Both acquisitions were accounted for based on the purchase method of accounting and the results of operations reflect these acquisitions from the acquisition dates in 2001 compared with a full year in 2002. The following is a breakdown of our revenues and operating expenses for the two years ended December 31, 2002 and 2001:


                                                                  Increase      Effect of
                                            2001         2002    (Decrease)  Acquisitions(1)
                                          --------------------------------------------------
                                                         (in thousands)

Revenues:
  Local access ........................   $ 10,817    $ 12,315    $  1,498    $  1,041
  Interstate access ...................     29,542      34,403       4,861       2,746
  Intrastate access ...................     16,649      16,776         127       1,290
                                          --------    --------    --------    --------
    Total telephone ...................     57,008      63,494       6,486       5,077
  Other businesses ....................     22,344      22,810         466       2,963
                                          --------    --------    --------    --------
                                            79,352      86,304       6,952       8,040
                                          --------    --------    --------    --------

Operating Expenses:
  Plant costs .........................      9,920      11,223       1,303       1,103
  Customer operations .................      4,583       4,428        (155)        163
  Other telephone related (2) .........     11,085      13,396       2,311         946
                                          --------    --------    --------    --------
    Total telephone (excluding ........     25,588      29,047       3,459       2,212
      depreciation and amortization)
  Other business (2) ..................     12,490      15,337       2,847       2,171
 Unallocated corporate costs ..........      3,006       3,334         328        --
                                          --------    --------    --------    --------
  Operating expenses (excluding
      depreciation and amortization) ..     41,084      47,718       6,634       4,383
                                          --------    --------    --------    --------
EBITDA ................................     38,268      38,586         318       3,657
  Depreciation ........................     15,521      17,890       2,369       1,118
  Amortization ........................      2,762       1,463      (1,299)      1,255
                                          --------    --------    --------    --------
Operating profit ......................     19,985      19,233        (752)   $  1,284
                                                                              ========
Other income (expense) ................    (12,812)     (9,842)      2,970
                                          --------    --------    --------
Income before income taxes, minority
    interests, and operations of Morgan      7,173       9,391       2,218
Provision for income taxes ............     (3,454)     (3,924)       (470)
Minority interests ....................     (1,185)     (1,706)       (521)
                                          --------    --------    --------
Income before operations of Morgan ....   $  2,534    $  3,761    $  1,227
                                          ========    ========    ========


(1) Represents management's estimate of the portion of the increase (decrease) between 2001 and 2002 that was attributable to the inclusion of the results of the 2001 Acquisitions for a full year in 2002 compared to a partial year in 2001.


(2) General and administrative costs at operations in the Company's Consolidated Statement of Operations includes $8,901 and $11,176 included herein as Other Telephone Related and $1,425 and $2,133 included herein as Other Business as of December 31, 2001 and 2002, respectively.

Revenues:
---------

Local access revenue increased by $1.5 million in 2002 compared to 2001, of which the CUT acquisition resulted in $1.0 million of such increase. An additional increase of $0.3 million resulted from a change in Michigan regulatory rules that re-categorized a portion of intrastate access revenue to local in 2002 and in future periods.

Interstate access revenue increased by $4.9 million in 2002 compared to 2001, of which the CUT acquisition resulted in $2.7 million of such increase. The USF support portion of interstate revenue increased $1.5 million resulting from the effect of infrastructure development at several of our telephone companies, which entitles such companies to additional USF support. In addition, interstate access revenue increased $0.6 million primarily due to the recovery in revenue of increased operating expenditures, in accordance with our ratemaking structure, associated with the increased infrastructure development.

Intrastate access revenue increased by $0.1 million in 2002 compared to 2001. Revenues in Michigan were down by $0.7 million resulting from a negotiated structural change in the reporting of access minutes with the intrastate carrier, including $0.3 million reclassification to local revenue (see above). In addition, the continuing reductions in intrastate access minutes caused by competition from other providers, primarily wireless, resulted in a $0.5 million reduction in revenue. Such revenue reductions were offset by an increase of $1.3 million due to the effect of the CUT acquisition.

Other Business revenue in 2001 includes $2.8 million of one-time contingent fee relating to administrative fee services that it had performed for an affiliate in an auction for wireless spectrum. In 2002, other business revenues increased $2.5 million in security operations, resulting from the acquisition of American Alarm Company (63.6% owned) in November 2001 and $0.5 million due to the CUT acquisition.

Operating and Other Expenses:
-----------------------------

Operating expenses, excluding depreciation and amortization, were $47.7 million in 2002, an increase of $6.6 million over the prior year, of which the 2001 Acquisitions accounted for $4.4 million of the increase. Excluding the effects of the 2001 Acquisitions, plant costs and customer operations were flat between the two years. Other telephone related costs increased $2.3 million in 2002 compared to 2001, of which $0.9 million was due to the CUT acquisition. In addition, $0.9 million of bad debt expense was incurred in 2002 associated with the bankruptcies of MCI/Worldcom and Global Crossings. Other business costs increased $2.8 million of which $2.2 million was due to the 2001 Acquisitions.

Unallocated corporate costs increased $0.3 million to $3.3 million in 2002. The increase resulted from a $0.4 million increase in the bonus accrual.
Approximately $0.6 million in legal costs incurred defending the "qui tam" litigation in 2002, see Contingencies below, were offset by $0.7 million in litigation costs incurred in 2001.

Depreciation expense increased $2.4 million, of which $1.1 million was due to the 2001 Acquisitions and $1.1 million was due to increased infrastructure development at several of the telephone companies. Amortization expense decreased $1.3 million due to a $2.8 million reduction in the amortization of goodwill, offset by an increase in the amortization of subscriber lists due almost entirely to the American Alarm acquisition. In accordance with Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002, the Company no longer amortized goodwill and other intangible assets, deemed to have indefinite lives. In November 2001, the Company acquired American Alarm. At that time, $4.0 million of the acquisition price was allocated to customer contracts, which for nine months of 2002 were amortized over 3 years. During the fourth quarter of 2002, based on Company specific experience, the amortization period was changed to 10 years. During 2002, the Company recorded $1.2 million of amortization expense associated with these contracts.

As a result of the above, operating profit was $19.2 million in 2002, $0.8 million less than the $20.0 million recorded in 2001.

EBITDA
------

See the above table for a reconciliation of EBITDA to Operating profit and to Income before income taxes, minority interest and operations of Morgan.

                                                            Increase     Effect of
                                        2001       2002    (Decrease)  Acquisitions(1)
                                      -----------------------------------------------
                                                     (in thousands)
Telephone:
  Revenues ........................   $ 57,008   $ 63,494    $  6,486    $  5,077
  Operating expenses (excluding
     depreciation  and amortization     25,588     29,047       3,459       2,212
                                      --------   --------    --------    --------
                                        31,420     34,447       3,027       2,865

Other business:
  Revenues ........................     22,344     22,810         466       2,963
  Operating expenses (excluding
     depreciation and amortization)     12,490     15,337       2,847       2,171
                                      --------   --------    --------    --------
                                         9,854      7,473      (2,381)        792
                                      --------   --------    --------    --------

EBITDA from operations ............     41,274     41,920         646       3,657
Unallocated corporate costs .......      3,006      3,334         328        --
                                      --------   --------    --------    --------
EBITDA ............................   $ 38,268   $ 38,586    $    318    $  3,657
                                      ========   ========    ========    ========

     (1) Represents management's estimate of the portion of the increase (decrease) between 2001 and 2002 that was attributable to the inclusion of the results of the 2001 Acquisitions for a full year in 2002 compared to a partial year in 2001.

EBITDA (earnings before interest, taxes, depreciation and amortization) increased by $0.3 million to $38.6 million in 2002 when compared to 2001. EBITDA from operations increased $0.6 million in 2002. The 2001 Acquisitions increased EBITDA by $3.7 million, which was partially offset by the absence in 2002 of the $2.8 million of one-time contingent fee revenue earned in 2001.

Other Income (Expense)
----------------------

The Company has made loans to and has investments in PTPMS Communications II, LLC, totaling $6.2 million. PTPMS II acquired wireless spectrum in an auction conducted by the Federal Communications Commission in 2000 called the 700 MHz Guard Band Auction. In a FCC auction conducted in September 2002 for similar spectrum called the Lower 700 MHz Band Auction, the price per MHz of population was materially lower than the price paid by PTPMS II in 2000. Accordingly, during 2002, Interactive provided for the impairment of its investment in PTPMS II of $5.5 million ($3.6 net of income tax effects).

During 2002, the Company sold its interest in a cellular partnership in New Mexico RSA # 1 (North) for $5.5 million resulting in a pre-tax gain of $5.0 million ($2.5 million net of income tax and minority interests effect).

In 2001, the Company provided a $3.2 million impairment loss to write down to zero its investment in Spinnaker Industries Inc. On November 13, 2001, Spinnaker announced that it had commenced voluntary proceedings under Chapter 11 of the U.S. Bankruptcy Code for the purpose of facilitating and accelerating its financial restructuring. In late March 2002, all assets of Spinnaker were sold and equity holders received no value.

In 2002 investment income was down by $1.1 million from the previous year due to lower levels of treasury rates, in which the Company invests the predominant amount of its liquid assets. In addition, 2001's investment income included approximately $1.0 million of gains in connection with the Company's investment in Tremont Advisers, Inc. All of the Company's interest in Tremont was sold in October 2001 when Tremont was acquired by Oppenheimer Funds, Inc. at a price of $19.00 per share. Offsetting these 2001 gains, there was higher dividend income in 2002 from the Company's ownership of bank stocks.

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

Income Tax Provision
--------------------

The income tax provision includes federal as well as state and local taxes. The tax provision in 2002 and 2001, represent effective tax rates of 41.8% and 48.2%, respectively. The differences from the federal statutory rate are principally the effect of state income taxes, and in 2001 the amortization of goodwill, which is not deductible for tax purposes.

Minority Interests
------------------

Minority interests decreased earnings by $1.7 million in 2002 and $1.2 million in 2001. The change was principally due to minority interest associated with the gain from the 2002 sale of New Mexico RSA 1 (North) offset by net losses at American Alarm for which there is a 36.4% minority ownership.

Income From Continuing Operations
---------------------------------

The Company recorded income from continuing operations in 2002 of $3.8 million, $1.34 per share (basic and diluted), as compared to income from continuing operations in 2001 of $2.5 million, or $0.90 per share (basic and diluted). The following were the significant causes of the variance: (1) the absence of the administrative fee in 2002 reduced net income by $1.7 million, (2) the absence of the reserve for impairment in Spinnaker increased net income by $2.1 million,
(3) the gain in 2002 on the sale of New Mexico RSA # 1 (North) increased net income by $2.5 million, (4) the provision for impairment of spectrum license holders reduced net income in 2002 by $3.6 million and (5) the amortization of goodwill prior to the adoption by the Company of the non-amortization provision SFAS 142 which decreased 2001 net income by $2.4 million.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Cash Requirements
-----------------

The debt at each of Interactive's subsidiary companies contains restrictions on the amount of funds that can be transferred to their respective parent companies. The Interactive parent company ("Parent Company") needs cash primarily to pay corporate expenses, federal income taxes and to invest in new opportunities, including spectrum licenses. The Parent Company receives cash to meet its obligations primarily through management fees charged to its subsidiaries, a tax sharing agreement with its subsidiaries, usage of a $10 million line of credit facility, and has obtained additional liquidity by refinancing certain subsidiary debt. In addition, the Parent Company considers various alternative long-term financing sources: debt, equity, or sale of investments and other assets.

The Company's RLECs and other businesses need cash to fund their current operations, as well as future long-term growth initiatives. Each RLEC and other business finances its cash needs with cash generated from operations, by utilizing existing borrowing capacity or by entering into new long-term debt agreements. New business acquisitions are generally financed with a combination of new long-term debt, secured by the acquired assets, as well as cash from the Parent. While management expects that both Parent and the operating subsidiaries will be able to obtain adequate financing resources to enable the Company to meet its obligations, there is no assurance that such can be readily obtained or at reasonable costs. The Company is obligated under long-term debt provisions and lease agreements to make certain cash payments over the term of the agreements. The following table summarizes, as of December 31, 2003 for the periods shown, these contractual obligations and certain other financing commitments from banks and other financial institutions that provide liquidity:

                                                             Payments Due by Period
                                                                (In thousands)
                                                   Less than
                                           Total     1 year   1 - 3 years   4 - 5 years  After 5 years
                                         -------------------------------------------------------------
Long-term debt (a) ...................   $175,783   $ 13,162   $ 52,458     $ 46,551     $ 63,612
Operating leases .....................      2,259        504        919          510          326
Notes payable to banks ...............      3,456      3,456       --           --           --
Guarantees ...........................      3,750       --        3,750         --           --
                                         --------   --------   --------     --------     --------
Total contractual cash obligations and
  commitments ........................   $185,248   $ 17,122   $ 57,127     $ 47,061     $ 63,938
                                         ========   ========   ========     ========     ========

(a) Does not include interest payments on debt.

A subsidiary of the Company has guaranteed $3.8 million of an equity investees' total debt of $10.1 million. The guarantee is in effect for the duration of the loan which expires on December 31, 2005 and would be payable if the equity investee fails to make such payment in accordance with the terms of the loan.

The Parent Company has a short-term line of credit facility, which expires August 31, 2004, with maximum availability totaling $10.0 million, all of which was available at December 31, 2003. At December 31, 2002, the entire $10 million of such credit line was utilized; $2.5 million of which was repaid in the first quarter of 2003 by refinancing a subsidiary's debt obligation. The remainder of the credit line was repaid in the fourth quarter of 2003 with proceeds from the sale of the Company's investment in Sunshine. The Company is pursuing various financing alternatives including renewal of the line of credit, refinancing substantially all or individual pieces of its currently outstanding debt, and sale of certain investments. The Company expects that this line of credit facility will be renewed in August 2004. While it is management's belief that the Company will have adequate resources to fund operations over the next twelve months, there can be no assurance that the Company will obtain financing on terms acceptable to management. The renewal of the line of credit is a critical element of the Company's financing strategy.

At December 31, 2003, total debt (including notes payable to banks) was $179.2 million, a decrease of $10.3 million from December 31, 2002. At December 31, 2003, there was $122.8 million of fixed interest rate debt outstanding averaging 6.9% and $56.4 million of variable interest rate debt averaging 4.3%. The debt at fixed interest rates includes $34.4 million of subordinated notes at interest rates averaging 9.6% issued to sellers as part of acquisitions. The long-term debt facilities at certain subsidiaries are secured by substantially all of such subsidiaries assets, while at other subsidiaries it is secured by the common stock of such subsidiaries. In addition, the debt facilities contain certain covenants restricting distribution to Lynch Interactive. At December 31, 2002 and 2003, substantially all of the subsidiaries' net assets are restricted.

Interactive has a high degree of financial leverage. As of December 31, 2003, the ratio of total debt to equity was 6.0 to 1. Certain subsidiaries also have high debt to equity ratios. Management believes that it is currently more beneficial to hold excess cash at certain of our subsidiaries rather than utilizing the cash to pay-down existing credit facilities.

As of December 31, 2003, Interactive had current assets of $38.6 million and current liabilities of $31.4 million resulting in a working capital surplus of $7.2 million compared to a deficit of $13.0 million at December 31, 2002. This $20.2 million improvement in the deficit was primarily due to the repayment of a $10 million line of credit in 2003, the current recognition of certain deferred tax assets associated with the Sunshine investments of $7.0 million and the extension of $6.4 million of long-term debt from current maturities, where it was classified at December 31, 2002. During 2003, the holders of the notes agreed to rollover $6.3 million of the notes for five years.

Sources and Uses of Cash
------------------------

Cash at December 31, 2003, was $26.6 million, an increase of $3.2 million compared to 2002. During 2003, net cash provided by operations of $29.1 million and $7.6 million proceeds from the sale of Interactive's investment in Sunshine were used to invest in plant and equipment and repay debt. In 2002, the Company used $7.6 million of restricted cash as part of the repurchase of $10.5 million of convertible debt. In addition, in 2002, Interactive received $3.0 million of cash proceeds for the sale of a minority interest in a cellular operation and issued $7.1 million in long-term debt.

Capital expenditures were $22.7 million in 2003, $23.8 million in 2002, and $20.5 million in 2001 which is predominantly spent at the RLECs and will be included in their rate bases for rate setting purposes. Capital expenditures in 2004 are expected to be approximately $21 million, of which approximately $19 million will be added to the RLEC rate bases. External financing is currently in place for approximately $7 million of these expenditures. The remainder will be financed from internal sources.

On December 31, 2003, Sunshine sold its three PCS licenses to Cingular Wireless for $13.75 million in cash. As part of this sale, Interactive received $7.2 million in exchange for all its preferred stock in Sunshine and $0.4 million for its warrants. The cash proceeds were used to repay amounts outstanding under the $10 million credit facility. As part of this transaction, Interactive agreed to provide an indemnification to Cingular for up to $8 million of losses that Cingular might incur in the event of an adverse ruling in the "qui tam" litigation (see Contingencies below) in which Interactive and Sunshine are defendants. Management believes the probability that Cingular will incur such losses is highly remote.

On November 29, 2002, Interactive repurchased from Cascade Investment, LLC, the remaining outstanding $10 million in principal amount of its convertible notes pursuant to a previously negotiated put arrangement. The repurchase price was at 105% of the principal amount and was funded by the balance in the restricted cash account.

The Company has initiated an effort to monetize certain of its assets, including selling a portion or all of its investment in certain of its operating entities and equity investments. These initiatives may include the sale of certain telephone operations where growth opportunities are not readily apparent. There is no assurance that all or any part of this program can be effectuated on acceptable terms. In March 2002, the Company sold its 20.8% interest in the New Mexico cellular property, RSA #1 (North) to Verizon Wireless for $5.5 million, including $3.0 million in cash and $2.5 million in satisfaction of a note payable to Verizon, resulting in a $5.0 million gain. (See Note 5 in the consolidated financial statements)

Subsequent to the spin-off by Lynch Corporation, the Board of Directors of Lynch Interactive Corporation authorized the purchase of up to 100,000 shares of common stock. Through December 31, 2003, 44,815 shares had been purchased at an average cost of $32.87 per share including 12,700 shares purchased in 2003 at an average cost of $22.57 per share. Subsequent to year-end, an additional 5,300 shares have been acquired at an average cost of $26.11 per share.

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

Contingencies
-------------

Interactive and several other parties, including the CEO, and Fortunet Communications, L.P., which was Sunshine PCS Corporation's predecessor-in-interest, have been named as defendants in a lawsuit brought under the so-called "qui tam" provisions of the federal False Claims Act in the United States District Court for the District of Columbia. The complaint was filed under seal with the court on February 14, 2001. At the initiative of one of the defendants, the seal was lifted on January 11, 2002. Under the False Claims Act, a private plaintiff, termed a "relator," may file a civil action on the U.S. government's behalf against another party for violation of the statute. In return, the relator receives a statutory bounty from the government's litigation proceeds if he is successful.

The main allegation in the case is that the defendants participated in the creation of "sham" bidding entities that allegedly defrauded the federal Treasury by improperly participating in certain Federal Communications Commission spectrum auctions restricted to small businesses, as well as obtaining bidding credits in other spectrum auctions allocated to "small" and "very small" businesses. While the complaint seeks to recover an unspecified amount of damages, which would be subject to mandatory trebling under the statute, a document filed by the relator with the Court on February 24, 2004, discloses an initial computation of damages of not less than $88 million resulting from bidding credits awarded to the defendants in FCC auctions and $120 million of unjust enrichment through the sale or assignment of licenses obtained by the defendants in FCC auctions, in each prior to trebling.

Interactive strongly believes that this lawsuit is completely without merit and that relator's initial damage computation is without basis, and intends to defend the suit vigorously. The U.S. Department of Justice has notified the court that it has declined to intervene in the case. Nevertheless, we cannot predict the ultimate outcome of the litigation, nor can we predict the effect that the lawsuit or its outcome will have on our business or plan of operation. Interactive does not have any insurance to cover its cost of defending this lawsuit, which costs will be material. Interactive does have a directors and officers liability policy but the insurer has reserved its rights under the policy and, as a result, any coverage to be provided to any director or officer of Interactive in connection with a judgment rendered in this action is unclear at this time.

Interactive  was  formally  served  with  the  complaint  on July 10,  2002.  On
September 19, 2002, Interactive filed two motions with the United States District Court for the District of Columbia: a motion to dismiss the lawsuit and a motion to transfer the action to the Southern District of New York. On November 25, 2002, the relator filed an opposition reply to our motion to dismiss and on December 5, 2002, Interactive filed a reply in support of its motion to dismiss. On September 30, 2003, the Court granted our motion to transfer the action to the Southern District of New York. A scheduling conference was held on February 10, 2004, at which the judge approved a scheduling order. Discovery has now commenced as the parties await a ruling on the defendants' motion to dismiss the case.

Critical Accounting Policies and Estimates
------------------------------------------

The preparation of consolidated financial statements requires Interactive's management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, Interactive evaluates its estimates, including those related to revenue recognition, carrying value of its investments in spectrum entities and long-lived assets, purchase price allocations, and contingencies and litigation. Interactive bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carryingvalues of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Interactive believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

We believe that revenue from interstate access is based on critical accounting estimates and judgment. Such revenue is derived from settlements with the National Exchange Carrier Association ("NECA"). NECA was created by the FCC to administer interstate access rates and revenue pooling on behalf of small local exchange carriers who elect to participate in a pooling environment. Interstate settlements are determined based on the various subsidiaries' cost of providing interstate telecommunications service. Interactive recognizes interstate access revenue as services are provided based on an estimate of the current year cost of providing service. Estimated revenue is adjusted to actual upon the completion of cost studies in the subsequent period.

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

Annually, the Company tests goodwill and other intangible assets with indefinite lives for impairment. The Company screens for potential impairment by determining fair value for each reporting unit. We estimate the fair value of each reporting unit based on a number of subjective factors, including: (a) appropriate weighting of valuation approaches (income approach, market approach and comparable public company approach), (b) estimates of our future cost structure, (c) discount rates for our estimated cash flows, (d) selection of peer group companies for the public company approach, (e) required level of working capital, (f) assumed terminal value and (g) time horizon of cash flow forecasts.

We consider the estimate of fair value to be a critical accounting estimate because (a) a potential goodwill impairment could have a material impact on our financial position and results of operations and (b) the estimate is based on a number of highly subjective judgments and assumptions, the most critical of which is that the regulatory environment will continue in its current form.

Interactive tests its investments and other long-term non-regulated assets annually whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Significant judgment is required to determine if an impairment has occurred and whether such impairment is "other than temporary." In 2002, Interactive provided $5.5 million for the impairment of an investment in wireless spectrum purchased in 2001, based on a materially lower price paid for similar spectrum in 2002. In 2001, we wrote down the investment in Spinnaker Industries to zero, based on our judgment that the decline in the quoted value was "other than temporary."

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

Recently Issued Accounting Pronouncements
-----------------------------------------

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements". FIN 45 expands the disclosures made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of the obligation assumed under certain guarantees. FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to
guarantees.   In  general,  FIN  45  applies  to  contracts  or  indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in a specified interest rate, security price, foreign exchange rate or other variable that is related to an asset, liability or equity security of the guaranteed party, or failure of another party to perform under an obligating agreement (performance guarantees). Interactive adopted FIN 45 effective January 1, 2003. Such adoption did not have a material effect on the Company's consolidated results of operations, consolidated financial position or consolidated cash flows.

The FASB issued FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" in January 2003 and revised it in December 2003. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003 for both new and existing variable interest entities. Interactive adopted

FIN 46 effective for December 31, 2003 financial reporting. Such adoption had no effect on the Company's consolidated results of operations, consolidated financial position or consolidated cash flows.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," or SFAS No. 145. SFAS No. 145 provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting for certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. The Company adopted SFAS No. 145 on January 1, 2003. The adoption of this statement did not have a material effect on our consolidated results of operations, consolidated financial position or consolidated cash flows.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 replaces Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002, with early application encouraged. The adoption of this statement had no effect on the Company's consolidated results of operations, consolidated financial position or consolidated cash flows.

In April 2003, the FASB issued SFAS No. 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 serves as an amendment and clarifies financial accounting and reporting for derivative instruments, including derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company does not engage in hedging activities and therefore, this statement does not apply.

In May 2003,  the FASB issued SFAS No. 150,  "Accounting  for Certain  Financial
Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The Company has not issued such instruments and this statement has had no effect on the Company's financial position.

In November 2002, the Emerging Issues Task Force of the FASB reached a consensus on EITF No. 00-21, "Accounting for Revenue Arrangements with Multiple
Deliverables" ("EITF No. 00-21"). EITF No. 00-21 addresses how to account for arrangements that may involve multiple revenue-generating activities. The Company adopted this guidance on January 1, 2003, which did not have a material effect on our consolidated results of operations, consolidated financial position or consolidated cash flows.

In December 2003, the SEC issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," which revises or rescinds certain sections of SAB No. 101, "Revenue Recognition," in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on the Company's consolidated results of operations, consolidated financial position or consolidated cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
-------------------------------------------------------------------

The Company is exposed to market risks relating to changes in the general level of U.S. interest rates. Changes in interest rates affect the amount of interest earned on the Company's cash equivalents and short-term investments (approximately $26.6 million at December 31, 2003 and $23.4 million at December 31, 2002). The majority of the Company's debt is fixed rate and the Company generally finances the acquisition of long-term assets by borrowing on a fixed long-term basis. The Company does not use derivative financial instruments for trading or speculative purposes. Management does not foresee any significant changes in the strategies used to manage interest rate risk in the near future, although the strategies may be reevaluated as market conditions dictate. As of December 31, 2003, the fair value of debt was approximately equal to its carrying value.

At December 31, 2003 and 2002, approximately $56.4 million and $64.8 million, respectively, or 31% and 34% of Interactive's long-term debt and notes payable bears interest at variable rates. Accordingly, the Company's earnings and cash flows are affected by changes in interest rates. Assuming the current level of borrowings for variable rate debt and assuming a one percentage point change in the 2003 average interest rate under these borrowings, it is estimated that Interactive's 2003 interest expense would have changed by approximately $0.6 million. In the event of an adverse change in interest rates, management would likely take actions to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, no such actions are assumed. As of December 31, 2003, if the Company were to convert a significant portion of its variable interest rate debt into fixed interest rates, such conversion could increase 2004 interest expense by $1.5 million assuming that variable rates remain constant. Further, such analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

See Item 15(a).

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
--------------------------------------------------------------------
         AND FINANCIAL DISCLOSURE
         ------------------------

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES
--------------------------------

     Evaluation of disclosure controls and procedures. As required by Rule 13a-15 under the Securities Exchange Act of 1934, the Company's management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2003. This evaluation was carried out under the supervision and with the participation of our principal executive officer as well as our principal financial officer, who concluded that our disclosure controls and procedures are effective.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act are accumulated and communicated to management, including the our principal executive officer and the our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

The information required by this Item 10 is included under the caption "Executive Officers of the Registrant" in Item 1 hereof and included under the captions "Governance of the Corporation," "Proposal 1 - Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in Registrant's Proxy Statement for its Annual Meeting of Shareholders for 2004, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

The information required by this Item 11 is included under the captions "Governance of the Corporation - Compensation of Directors," "Executive
Compensation," "Executive Compensation and Benefits Committee Report on Executive Compensation" and "Performance Graph" in Registrant's Proxy Statement for its Annual Meeting of Shareholders for 2004, which information is incorporated herein by reference.

ITEM 12.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT AND
--------------------------------------------------------------------------------
          RELATED STOCKHOLDER MATTERS
          ---------------------------

The information required by this Item 12 is included under the caption "Security Ownership of Certain Beneficial Owners and Management," in the Registrant's Proxy Statement for its Annual Meeting of Shareholders for 2004, which information is included herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

The information required by this Item 13 is included under the caption "Executive Compensation", and "Transactions with Certain Affiliated Persons" in the Registrant's Proxy Statement for its Annual Meeting of Shareholders for 2004, which information is included herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is included under the caption "Independent Auditors" in the Registrant's Proxy Statement for its Annual Meeting of Shareholders for 2004, which information is included herein by reference.

                                     PART IV
                                     -------

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

(a)(1) The  following  documents  are  filed as part of this  Form  10-K  Annual
     Report:
     Financial Statements:

     Reports of Independent Auditors and the following Financial Statements of the Company are included herein:

     Consolidated Balance Sheets - December 31, 2002 and 2003
     ConsolidatedStatements of Operations - Years ended December 31, 2001, 2002 and 2003
     Consolidated Statements of Shareholders' Equity - Years ended December 31, 2001, 2002 and 2003
     Consolidated Statements of Cash Flows - Years ended December 31, 2001, 2002 and 2003
     Notes to Consolidated Financial Statements

(a)(2)  Financial  Statement   Schedules:
     Schedule I - Condensed Financial Information of Registrant
     Schedule II - Valuation and Qualifying Accounts

(a)(3) Exhibits: See the Exhibit Index on pages 58 through 60

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, or are inapplicable, and therefore have been omitted.

See Page 2 above re Forward Looking Information.
------------------------------------------------

(b)  Reports on Form 8-K:
                Current Report on Form 8-K filed on November 14, 2003. Current Report on Form 8-K filed on November 21, 2003.

(c) Exhibits: The following Exhibits listed in the Exhibit Index are filed with this Form 10-K Annual Report:

         10(n) Agreement for Purchase and Sale of Licenses dated August 18, 2003, by and between Sunshine PCS Corporation, Cingular Wireless LLC and for purposes of Articles X and XII, certain stockholders including Lynch Interactive Corporation.


         10(o) Stock Purchase Agreement by and among Lynch Telephone Corporation XI, Lynch Interactive Corporation, Brighton Communications Corporation, California-Oregon Telecommunications Company ("COTC") and the Shareholders of COTC dated as of March 22, 2004.

          14.1  Lynch Interactive Corporation Code of Ethics

          14.2  Lynch Interactive Corporation Conflicts of Interest Policy

            21  Subsidiaries of Registrant

          23.1  Consent of Ernst & Young LLP

          23.2  Consent of Deloitte & Touche LLP

          23.3  Consents of Siepert & Co., L.L.P. for use of:
          - Report of Siepert & Co., L.L.P. on the financial statements of Cuba City Telephone Exchange Company for the year ended December 31, 2002
          - Report of Siepert & Co., L.L.P. on the financial statements of Belmont Telephone

               Company for the year ended December 31, 2002

          - Report of Siepert & Co., L.L.P. on the financial statements of Upper Peninsula Telephone Company for the year ended December 31, 2002

          - Report of Siepert & Co., L.L.P. on the financial statements of Lynch Michigan Telephone Holding Company for the year ended December 31, 2001

            24  Powers of Attorney

          31.1  Rule 13a-14(a) Certification of the Chief Executive Officer

          31.2  Rule 13a-14(a) Certification of the Chief Financial Officer

          32.1  Section 1350 Certification of the Chief Executive Officer

          32.2  Section 1350 Certification of the Chief Financial Officer

          99.1  Report of Independent Auditors
          - Report of Siepert & Co., L.L.P. on the financial statements of Cuba City Telephone Exchange Company for the year ended December 31, 2002
          -    Report of Siepert & Co.,  L.L.P.  on the financial  statements of
               Belmont Telephone Company for the year ended December 31, 2002
          -    Report of Siepert & Co.,  L.L.P.  on the financial  statements of
               Upper Peninsula Telephone Company for the year ended December 31, 2002
          - Report of Siepert & Co., L.L.P. on the financial statements of Lynch Michigan Telephone Holding Company for the year ended December 31, 2001


(d) Financial Statement Schedules: Financial Statement Schedules are listed in response to Item 15(a)(2)

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Lynch Interactive Corporation
Rye, New York

     We have audited the accompanying consolidated balance sheet of Lynch Interactive Corporation and subsidiaries (the "Company") as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. Our audit also includes the 2003 financial statement schedules listed in the Index at Item 15(a) (2). These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audit

     We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Lynch Interactive Corporation and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such 2003 financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.




/s/ DELOITTE & TOUCHE LLP
-------------------------

New York, New York
April 14, 2004

                         REPORT OF INDEPENDENT AUDITORS



Shareholders and Board of Directors
Lynch Interactive Corporation

We have audited the accompanying consolidated balance sheet of Lynch Interactive Corporation (the "Company") and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2002. Our audits also included the 2002 and 2001 financial statements schedules listed in the index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits. We did not audit the following: the financial statements of Cuba City Telephone Exchange Company and Belmont Telephone Company, indirect wholly-owned subsidiaries of Lynch Interactive Corporation, which statements reflect total assets of $4,372,000 as of December 31, 2002 and total revenues of $2,139,000 and $2,117,000 for each of the two years in the period ended December 31, 2002; the financial statements of Upper Peninsula Telephone Company, an indirect wholly-owned subsidiary of Lynch Interactive Corporation, which statements reflect total assets of $26,720,000 as of December 31, 2002 and total revenues of $10,986,000 for the year then ended and the financial statements of Lynch Michigan Telephone Holding Corporation, an indirect wholly-owned subsidiary of Lynch Interactive Corporation, which statements reflect total revenues of $11,246,000 for the year ended December 31, 2001. Those financial statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included in the consolidated financial statements and financial statement schedules for Cuba City Telephone Exchange Company and Belmont Telephone Company in 2001 and 2002, Upper Peninsula Telephone Company in 2002 and Lynch Michigan Telephone Holding Corporation in 2001, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Lynch Interactive Corporation and subsidiaries at December 31, 2002, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, based on our audits and the reports of other auditors, the related 2002 and 2001 financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2002, the Company changed its method of accounting for goodwill and other intangible assets.



Stamford, Connecticut            /s/ Ernst & Young LLP
March 14, 2003

                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                              December 31,
                                                                       --------------------------
                                                                          2002            2003
                                                                       --------------------------
ASSETS

Current assets:
  Cash and cash equivalents ..........................................   $  23,356    $  26,556
  Receivables, less allowances of $316 and $262, respectively ........       8,916        8,183
  Material and supplies ..............................................       3,351        2,597
  Prepaid expenses and other current assets ..........................       1,451        1,272
                                                                         ---------    ---------
Total current assets .................................................      37,074       38,608

Property, plant and equipment:
  Land ...............................................................         807          840
  Buildings and improvements .........................................      12,741       13,336
  Machinery and equipment ............................................     197,245      213,939
                                                                         ---------    ---------
                                                                           210,793      228,115
  Accumulated depreciation ...........................................     (88,174)    (102,556)
                                                                         ---------    ---------
                                                                           122,619      125,559

Excess of cost over fair value of net assets  acquired, net (goodwill)      60,580       60,580
Other intangibles ....................................................       7,659        8,168
Investments in and advances to affiliated entities ...................      10,158        7,223
Other assets .........................................................      11,549       12,048
                                                                         ---------    ---------

Total assets .........................................................   $ 249,639    $ 252,186
                                                                         =========    =========



See accompanying Notes to Consolidated Financial Statements.

                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                            December 31,
                                                      --------------------------
                                                          2002         2003
                                                      --------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable to banks ..........................   $  12,882    $   3,456
  Trade accounts payable ..........................       5,015        5,336
  Accrued interest payable ........................         384          697
  Accrued liabilities .............................      13,560        8,732
  Current maturities of long-term debt ............      18,272       13,162
                                                      ---------    ---------
     Total current liabilities ....................      50,113       31,383

Long-term debt ....................................     158,349      162,621
Deferred income taxes .............................       6,621       15,517
Other liabilities .................................       3,074        3,015
                                                      ---------    ---------
   Total liabilities ..............................     218,157      212,536

Minority interests ................................       8,850        9,763

Commitments and contingencies (Note 12)

Shareholders' equity
  Common stock, $0.0001 par value-10,000,000
     shares authorized; 2,824,766 issued; 2,792,651
     and 2,779,951 outstanding ....................        --           --
  Additional paid-in capital ......................      21,406       21,406
  Retained earnings ...............................       1,879        9,269
  Accumulated other comprehensive income                    534          686
  Treasury stock, 32,115 and 44,815 shares, at cost      (1,187)      (1,474)
                                                      ---------    ---------
                                                         22,632       29,887
                                                      ---------    ---------
Total liabilities and shareholders' equity ........   $ 249,639    $ 252,186
                                                      =========    =========


See accompanying Notes to Consolidated Financial Statements.

                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                        Years Ended December 31,
                                                                   ----------------------------------
                                                                     2001        2002        2003
                                                                   ----------------------------------

Revenues:
  Telephone ....................................................   $ 57,008    $ 63,494    $ 64,720
  Other business ...............................................     22,344      22,810      22,733
                                                                   --------    --------      ------
                                                                     79,352      86,304      87,453
Operating costs:
  Direct telephone operating costs .............................     16,687      17,871      18,790
  Direct other business operating costs ........................     11,065      13,204      13,602
  General and administrative costs at operations ...............     10,326      13,309      11,822
  Unallocated corporate costs ..................................      3,006       3,334       4,529
  Depreciation and amortization ................................     18,283      19,353      20,282
                                                                   --------    --------      ------
Operating profit ...............................................     19,985      19,233      18,428

Other income (expense):
  Investment income ............................................      2,862       1,765       1,120
  Interest expense .............................................    (13,936)    (13,031)    (11,864)
  Equity in earnings of affiliated companies ...................      1,456       1,938       2,280
  Impairment of investment in Spinnaker Industries, Inc. .......     (3,194)       --          --
  Impairment of investment in spectrum license holders .........       --        (5,479)       --
  Gain on sale of investment in cellular partnership ...........       --         4,965        --
  Gain on sale of investments in Sunshine PCS ..................       --          --         3,919
                                                                    --------    --------     ------
                                                                    (12,812)     (9,842)     (4,545)
                                                                    --------    --------     ------

Income before income taxes, minority  interests, and operations
   of The Morgan Group, Inc. ("Morgan") distributed to .........      7,173       9,391      13,883
   Shareholders

Provision for income taxes .....................................     (3,454)     (3,924)     (4,968)
Minority interests .............................................     (1,185)     (1,706)     (1,525)
                                                                    --------    --------      ------

Income from continuing operations before operations of Morgan
distributed to shareholders ....................................      2,534       3,761       7,390

Loss from operations of Morgan to be distributed to shareholders net of  income taxes of $(166) and $0, respectively, and
minority interests of$603 and $868, respectively                     (1,386)    (1,888)         --
                                                                    --------    --------    ------

Net income .....................................................   $  1,148    $  1,873    $  7,390
                                                                   ========    ========    ========

Basic and diluted weighted average shares outstanding ..........      2,821       2,805       2,786
                                                                   ========    ========    ========

Basic and diluted earnings (loss) per share:

Income before operations of  Morgan to be distributed to
Shareholders....................................................    $   0.90     $   1.34    $  2.65
Loss from operations of Morgan distributed to Shareholders .....       (0.49)       (0.67)       --
                                                                    --------    --------      ------

Net income per share ...........................................    $   0.41    $   0.67     $  2.65
                                                                    ========    ========     =======


See accompanying Notes to Consolidated Financial Statements.

                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIAIRES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (in thousands, except share data)


                                                                                  Accumulated
                                  Shares of                                          Other
                                   Common                 Additional                Compre-
                                    Stock      Common       Paid-in    Retained      hensive       Treasury
                                 Out-standing   Stock      Capital     Earnings      Income          Stock        Total
                                 ------------ ---------- ------------- ------------ -------------- ------------ ----------
Balance at January 1, 2001 .    2,821,666    $        0   $   21,404   $      652    $    1,495    $     (152)   $   23,399
Net income for the period ..         --            --           --          1,148          --            --           1,148
Unrealized loss on available
for sale securities ..........       --            --           --           --          (1,688)         --          (1,688)
 Reclassification adjustment         --            --           --           --           1,735          --           1,735
                                                                                                                 ----------
    Comprehensive income ...         --            --           --           --            --            --           1,195
                                                                                                                 ----------
Issuance of Treasury Shares           185          --              2         --            --               9            11
Purchase of Treasury Stock .       (1,800)         --           --           --            --             (88)          (88)
                               ----------    ----------   ----------   ----------    ----------    ----------    ----------
Balance at December 31, 2001    2,820,051             0       21,406        1,800         1,542          (231)       24,517
Dividend of shares of Morgan
Group Holding Inc. .........         --            --           --         (1,794)         --            --          (1,794)
Net income for the period ..         --            --           --          1,873          --            --           1,873
Unrealized loss on available
for sale securities, net....         --            --           --           --            (780)         --            (780)
  Reclassification adjustment        --            --           --           --            (228)         --            (228)
                                                                                                                 ----------
    Comprehensive income ...         --            --           --           --            --            --             865
                                                                                                                 ----------
Purchase of Treasury Stock .      (27,400)         --           --           --            --            (956)         (956)
                               ----------    ----------   ----------   ----------    ----------    ----------    ----------
Balance at December 31, 2002    2,792,651                    21,406         1,879           534        (1,187)       22,632
                                                                                                                          0

Net income for the period ..         --            --           --          7,390          --            --           7,390
Unrealized gain on available
for sale securities, net....         --            --           --           --             322          --             322
  sale securities, net
 Reclassification adjustment         --            --           --           --            (170)         --            (170)
                                                                                                                 ----------
    Comprehensive income ...         --            --           --           --            --            --           7,542
                                                                                                                 ----------
Purchase of Treasury Stock .      (12,700)         --           --           --            --            (287)         (287)
                               ----------    ----------   ----------   ----------    ----------    ----------    ----------
Balance at December 31, 2003    2,779,951    $        0   $   21,406   $    9,269    $      686    $   (1,474)   $   29,887
                               ==========    ==========   ==========   ==========    ==========    ==========    ==========


See accompanying  Notes to Consolidated Financial Statements.



                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                            Years Ended December 31,
                                                                        ---------------------------------
                                                                           2001        2002         2003
                                                                        ---------------------------------

OPERATING ACTIVITIES
Net income ...........................................................   $  1,148    $  1,873    $  7,390
Depreciation and amortization ........................................     18,283      19,353      20,282
Net proceeds from sale of trading securities .........................      2,066        --          --
Minority interests ...................................................      1,185       1,706       1,525
Equity in earnings of affiliated companies ...........................     (1,456)     (1,938)     (2,280)
Provision for impairment of investment in spectrum license holders ...       --         5,479        --
Gain on sale of investment in cellular partnership ...................       --        (4,965)       --
Gain on sale of investment in Sunshine PCS ...........................       --          --        (3,919)
Impairment of investment in Spinnaker Industries, Inc. ...............      3,194        --          --
Gain on sale of securities ...........................................       (198)       (228)       (171)
Deferred income taxes ................................................       (724)        398       8,869
Non-cash items and changes in operating assets and liabilities from operations of Morgan Group Holding Co. to be distributed to
  shareholders .......................................................      1,032       1,888        --
Assets transferred in settlement of litigation .......................        415        --          --
Changes in operating assets and liabilities, net of effects of acquisitions:

    Trade accounts receivable (increase) decrease ....................     (1,082)      1,047         733
    Trade accounts payable and accrued liabilities increase (decrease)       (629)        563      (4,219)
    Other ............................................................      1,326         328         893

Other ................................................................       (212)       --          --
                                                                         --------     --------   --------
Net cash provided by operating activities ............................     24,348      25,504      29,103
                                                                         --------     --------   --------

INVESTING ACTIVITIES
Acquisitions (net of debt assumed and cash
  equivalents acquired) ..............................................     (9,999)       --          --
Capital expenditures .................................................    (20,533)    (23,785)    (22,740)
Acquisition of subscriber lists ......................................       --          (301)       (372)
Investment in spectrum partnerships ..................................       (186)       --           (16)
Returns from spectrum partnerships ...................................       --           333        --


Acquisition of spectrum licenses .....................................       --        (1,121)       (617)
Proceeds from sale of cellular partnership ...........................       --         2,958        --
Proceeds from sale of investment in Sunshine PCS .....................       --          --         7,587
Proceeds from sale of securities .....................................        494         398         285
Cash received from liquidation of partnership ........................        550        --          --
Investing activities of operations of Morgan Group Holding Co. .......

   to be distributed to shareholders .................................     (2,718)       --          --
Distributions received from investments ..............................       --          --         1,500
Other ................................................................      1,276         516        (366)
                                                                         --------    --------    --------
Net cash used in investing activities ................................    (31,116)    (21,002)    (14,739)
                                                                         --------    --------    --------

FINANCING ACTIVITIES

Issuance of long-term debt ...........................................     30,847       7,087      11,772
Payments to reduce long-term debt ....................................    (24,499)    (21,056)    (12,610)
Net borrowings (payments) related to lines of credit .................      6,003       2,546      (9,426)
Purchase of Treasury stock ...........................................        (88)       (956)       (287)
Financing activities of operations of Morgan Group Holding Co.
    to be distributed to shareholders ................................        439        --          --
Other ................................................................        465        --          (613)
                                                                         --------    --------    --------

Net cash provided by (used in) financing activities ..................     13,167     (12,379)    (11,164)
                                                                         --------    --------    --------
Net increase (decrease) in cash and cash equivalents .................      6,399      (7,877)      3,200
Cash and cash equivalents at beginning of year .......................     24,834      31,233      23,356
                                                                         --------    --------    --------
Cash and cash equivalents at end of year .............................   $ 31,233    $ 23,356    $ 26,556
                                                                         ========    ========    ========


See accompanying Notes to Consolidated Financial Statements.

                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2003

1.   Accounting and Reporting Policies

Organization

Lynch Interactive Corporation, (the "Company" or "Interactive") was formed on September 1, 1999, when Lynch Corporation ("Lynch") distributed 100 percent of the outstanding shares of common stock of Interactive, its wholly-owned subsidiary, to the then holders of record of Lynch's common stock ("Spin-Off"), in the form of a tax-free distribution. As part of the Spin-Off, Interactive received one million shares of common stock of Spinnaker Industries, Inc. representing an approximately 13.6% equity ownership interest (and an approximate 2.5% voting interest) and Interactive also assumed certain short-term and long-term debt obligations of Lynch Corporation.

Interactive and Lynch have entered into certain agreements governing various ongoing relationships, including the provision of support services and a tax allocation agreement. The tax allocation agreement provides for the allocation of tax attributes to each company as if it had actually filed with the respective tax authority. At the time of the Spin-Off, the employees of the corporate office of Lynch became the employees of Interactive and for a period of time thereafter, Interactive began providing certain support services to Lynch. The Company charged a management fee for these services to Lynch
Corporation amounting to $0.2 million in 2001. In September 2001, Interactive stopped charging this management fee to Lynch since the services were no longer being provided.

In January 2002, Interactive spun off its interest in The Morgan Group, Inc. ("Morgan"), its only services subsidiary, via a tax-free dividend to its shareholders of the stock of Morgan Group Holding Co., a corporation that was initially formed to serve as a holding company for, among other business purposes, Interactive's controlling interest in Morgan.

Basis of Presentation


The accompanying consolidated financial statements represent the accounts of Interactive and its majority owned subsidiaries which primarily consists of its telephone (81%-100% owned), cable television (100% owned) and security (63.6% owned from date of acquisition of American Alarm on November 30, 2001) subsidiaries. All material intercompany transactions and balances have been eliminated. Investments in affiliates in which the Company does not have a majority voting control but has the ability to significantly influence financial and operating policies are accounted for in accordance with the equity method. The Company accounts for the following affiliated companies on the equity basis of accounting:

o    Coronet Communications Company (20% owned),
o Capital Communications Company, Inc. (49% of common equity owned and 100% of convertible preferred owned, when converted, equals 50% of all equity),
o    Fortunet Communications, L.P. (49.9% owned through February 2001),
o    Two cellular telephone providers in New Mexico, both 33% owned,
o Telecommunications operations in North Dakota, Iowa and New York (5% to 14% owned at December 31, 2003) owned through partnerships and
o    Spectrum license holders (49.9% owned).

The Company's telephone subsidiaries are public utilities that are regulated by both the Federal Communications Commission (FCC) and various state commissions. These subsidiaries follow the accounting prescribed by the Uniform System of Accounts of the FCC and the state commissions and Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation." Where applicable, this accounting recognizes the economic effects of rate regulation by recording costs and a return on investment as such amounts are recovered through rates authorized by regulatory authorities.

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

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investment with a maturity of three months or less when purchased.

Marketable Securities

Marketable securities, included in other assets, consist principally of publicly traded common stocks. At December 31, 2002 and 2003, Interactive's investment in marketable securities, which had carrying values of $2.3 million and $2.5 million, respectively, were entirely classified as available-for-sale. Such carrying values include Interactive's 4.8% investment in Hector Communications (AMEX:HCT) valued at $2.1 million and $2.3 million at December 31, 2002 and 2003, respectively. Available-for-sale securities are stated at fair value with unrealized gains or losses included in equity as a component of comprehensive income (loss). Unrealized (losses) gains on available-for-sale securities were ($3.0 million), ($1.3 million), and $0.4 million for the years ended December 31, 2001, 2002 and 2003, respectively and have been included in the Consolidated Statements of Shareholder's Equity, as "Accumulated other comprehensive income." In 2001, the Company sold its investment in certain common stocks that were classified as trading securities. Trading securities are stated at fair value with unrealized gains or losses included in earnings.

The cost of marketable securities sold is determined on the specific identification method. Realized gains included in investment income were $1.4 million, $0.4 million and $0.3 million for the years ended December 31, 2001, 2002 and 2003, respectively.

In November 2001, Spinnaker Industries, Inc., in which the company owned 2.5% of the voting power and 13.6% of the common equity, filed for Chapter 11 Bankruptcy for the purpose of facilitating and accelerating its financial restructuring. In January 2002, both classes of Spinnaker's stock were de-listed from the American Stock Exchange. The Company believed at December 31, 2001, that the decline in quoted value was other than temporary and, accordingly, recorded a loss of $3.2 million during 2001 to write down its investment in Spinnaker to zero at December 31, 2001. In late March 2002, all assets of Spinnaker were sold and the equity holders received no value.

Investment income - Patronage

CoBank, from which the Company has loans totaling $59 million at December 31, 2003, is a cooperative, owned and controlled by its customers. Each customer borrowing from the bank shares in the bank's net income through payment of patronage refunds. Approximately 30% of patronage refunds are received in cash, with the balance in CoBank stock. Patronage stock is redeemable at its face value for cash when the related debt is paid off. Total patronage refunds were $0.4 million, $0.6 million and $0.2 million in 2003, 2002 and 2001, respectively and were included as investment income in the Company's statement of operations. The Company cannot predict what patronage refunds might be in future years.

Fair Value of Financial Instruments

Cash and cash equivalents, trade accounts receivable, short-term borrowings, trade accounts payable and accrued liabilities are carried at cost which approximates fair value due to the short-term maturity of these instruments. The carrying amount of the Company's borrowings under its revolving line of credit approximates fair value, as the obligations bear interest at a floating rate. The fair value of other long-term obligations approximates carrying value based on borrowing rates for similar instruments.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company establishes an allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical trends, and other information. Receivable balances are reviewed on an aged basis and account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is doubtful. Due to dispersed geographic nature of the Company operations and residential nature of its customers, no customer account for significant amount of Company's receivable balances, other than from the National Exchange Carrier Association discussed below.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost and include expenditures for additions and major improvements and, for our regulated telephone companies, include an allowance for funds used during construction (AFUDC). Maintenance and repairs are charged to operations as incurred. Depreciation of telephone plant is computed on the straight-line method using class or overall group rates acceptable to regulatory authorities. Depreciation of non-telephone property is computed on the straight-line method over the estimated useful lives of the assets. Depreciable lives for the Company's telephone and non-telephone properties, excluding land, range from 19 to 45 years for building, 3 to 50 years for machinery and equipment and 4 to 20 years for other assets. During 2003, a Michigan subsidiary revised its depreciation rates to more accurately reflect asset lives. For income tax purposes, accelerated depreciation methods are used.

When a portion of the Company's depreciable property, plant and equipment relating to its telephone operations business is retired, the gross carrying value of the assets, including cost of disposal and net of any salvage value, is charged to accumulated depreciation, in accordance with regulated accounting procedures.

The Company adopted SFAS No. 143 "Accounting for Asset Retirement obligations" on January 1, 2003. This standard provides accounting guidance for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction or development and (or) normal operation of that asset. According to the standard, the fair value of an asset retirement obligation (ARO liability) should be recognized in the period in which (1) a legal obligation to retire a long-lived asset exists and (2) the fair value of the obligation based on retirement cost and settlement date is reasonably estimable. In accordance with federal and state regulations, depreciation expense for the Company's wireline operations has historically included an additional provision for cost of removal. The additional cost of removal provision does not meet the recognition and measurement principles of an asset retirement obligation under SFAS No. 143. Consequently, for 2002, approximately $2.0 million of amounts collected in depreciation rates for cost of removal have been classified as accrued removal costs in other long-term liabilities. In 2003, in connection with the adoption of SFAS No. 143, such $2.0 million liability for cost of removal has been reclassified as a regulatory liability also included in long term liabilities.

Goodwill and other Intangible Assets

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. SFAS No. 141 required that the purchase method of accounting be used for all business combinations initiated after September 30, 2001. SFAS No. 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. SFAS No. 142 prohibits the amortization of goodwill and assets with indefinite lives, but instead requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives.

The Company tests goodwill and other intangible assets with indefinite lives for impairment using the two-step process prescribed in SFAS No. 142. The first step is a screen for potential impairment, in which we determine the fair value for each reporting unit. We estimate the fair value of each reporting unit based on a number of subjective factors, including: (a) appropriate weighting of valuation approaches (income approach, market approach and comparable public company approach), (b) estimates of our future cost structure, (c) discount rates for our estimated cash flows, (d) selection of peer group companies for the public company approach, (e) required level of working capital, (f) assumed terminal value and (g) time horizon of cash flow forecasts.

If such tests indicate potential impairment, then a second step measures the amount of impairment, if any. The Company performed its transitional impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and its required annual tests as of October 1, 2002 and 2003 and determined that there were no impairments at those times.

In addition to goodwill, intangible assets with indefinite lives consist of cellular licenses, with a carrying value of $2.7 million and $3.3 million at December 31, 2002 and 2003 respectively. During 2002 and 2003, a wholly owned subsidiary of Interactive acquired 12 spectrum licenses for a total of $1.7 million in two separate Lower 700MHz auctions.

The Company's subscriber lists are amortized over a 10 to 15-year life. During 2002, Dunkirk & Fredonia security operation increased the amortization period for its subscriber lists from three to ten years. Subscriber lists had a gross value of $6.9 million and $7.3 million and accumulated amortization of $1.7
million  and  $2.3  million  at  December  31,  2002  and  2003,   respectively.
Amortization expense was $0.2 million, $1.5 million and $0.7 million for the years ended December 31, 2001, 2002 and 2003 respectively and is estimated to be between $0.6 and $0.7 million annually for the next five years.

The following table discloses what the effects of not amortizing goodwill would have been for 2001 income and per share amounts:

                                                   Continuing
                                                   Operations    Morgan     Net Income
                                                            (in thousands)
                                                   -----------------------------------
Income as reported .............................   $   2,534   ($  1,386)   $   1,148
  Add back: goodwill amortization, net of income
    taxes and minority interest ................       2,392         287        2,679
                                                   ---------   ---------    ---------
Income as adjusted .............................   $   4,926   ($  1,099)   $   3,827
                                                   =========   =========    =========
Basic and diluted Earnings per share
  Income as reported ...........................   $   0.90    ($   0.49)   $    0.41
  Add back: goodwill amortization, net of income
     taxes and minority interest................       0.85         0.10         0.95
                                                   ---------   ---------    ---------
Income as adjusted .............................   $   1.75    ($   0.39)   $    1.36
                                                   =========   =========    =========

Impairment of Long-lived Assets

Long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell, and depreciation ceases.

Revenues

Telephone service revenue is primarily derived from regulated local, intrastate and interstate access services and is recognized as services are provided. Revenues are based upon the Company's cost for providing services.

Local access revenue comes from providing local telephone exchange services and is billed to local end users in advance in accordance with tariffs approved by each state's Public Utilities Commission. Such advance billings is initially deferred and recognized as revenue when earned.

Revenue that is billed in arrears includes nonrecurring intrastate and interstate network access services, nonrecurring local services and long distance services. The earned but unbilled portion of this revenue is recognized as revenue in the period that the services are provided.

Revenue from intrastate access is based on tariffs approved by each state's Public Utilities Commission. Revenue from interstate access is derived from settlements with the National Exchange Carrier Association (NECA). NECA was created by the FCC to administer interstate access rates and revenue pooling on behalf of small local exchange carriers who elect to participate in a pooling environment. Interstate settlements, including amounts received under Universal Service Funds, are determined based on the Company's cost of providing interstate telecommunications service, including investments in specific types of infrastructure and operating expenses and taxes.

Other businesses revenues include the Company's internet, CLEC, wireless, long-distance, cable and security operations all of which are recognized as services are provided.

Alarm system installation revenues, sales revenues on equipment upgrades and direct incremental costs of installations and sales are deferred for residential customers with monitoring services contracts. Revenues from monitoring contracts are recognized in the period such services are provided.

Deferred alarm system installation revenues are recognized over the expected life of the monitoring contracts of the customer for residential and commercial customers. Deferred costs in excess of deferred revenue are recognized over the initial contract term, typically three years. To the extent deferred costs are less than or equal to deferred revenues, such costs are recognized over the estimated life of the customer.

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

    Comprehensive Income

The Company  follows the  provisions of SFAS No. 130,  "Reporting  Comprehensive
Income" that requires unrealized gains or losses, net of tax, on the Registrant's available-for-sale securities to be included as a separate component of Shareholder Equity and in other comprehensive income (loss).

Minority Interest

The Company consolidates certain subsidiaries that are less than 100% owned. The portion of such subsidiaries not owned by the Company is shown as Minority Interests in the Consolidated Statements of Operations and Balance Sheets.

Issuance of Stock by Subsidiary and Investees

Changes in the Company's equity in a subsidiary or an investee caused by issuances of the subsidiary's or investees' stock are accounted for as gains or losses where such issuance is not part of a broader reorganization.

Recently Issued Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements". FIN 45 expands the disclosures made by a guarantor in its financial statements about its obligations under certain guarantees and requires the guarantor to recognize a liability for the fair value of the obligation assumed under certain guarantees. FIN 45 clarifies the requirements of SFAS No. 5, "Accounting for Contingencies," relating to guarantees. In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in a specified interest rate, security price, foreign exchange rate or other variable that is related to an asset, liability or equity security of the guaranteed party, or failure of another party to perform under an obligating agreement (performance guarantees). Interactive adopted FIN 45 effective January 1, 2003. Such adoption did not have a material effect on the Company's consolidated results of operations, consolidated financial position or consolidated cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities", an Interpretation of Accounting Research Bulletin No. 51, which addressed consolidation by business enterprises of variable interest entities either: (1) that do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) in which the equity investors lack an essential characteristic of a controlling financial interest. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 (the "Revised Interpretations") resulting in multiple effective dates based on the nature, as well as the creation date of the variable interest entity. For variable interest entities created prior to January 1, 2004, the Revised Interpretations must be applied no later than the first quarter of 2004. The Revised Interpretations must be applied to all variable interest entities created after January 1, 2004. Because the Company does not have affiliation with any special purpose or variable interest entities, this standard will not have a material effect on the Company's consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," or SFAS No. 145. SFAS No. 145 provides for the rescission of several previously issued accounting standards, new accounting guidance for the accounting for certain lease modifications and various technical corrections that are not substantive in nature to existing pronouncements. The Company adopted SFAS No. 145 on January 1, 2003. The adoption of this statement did not have a material effect on our consolidated results of operations, consolidated financial position or consolidated cash flows.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). SFAS No. 146 replaces Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS No. 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002, with early application encouraged. The adoption of this statement had no effect on the Company's consolidated results of operations, consolidated financial position or consolidated cash flows.

In April 2003, the FASB issued SFAS No. 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 serves as an amendment and clarifies financial accounting and reporting for derivative instruments, including derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company does not engage in hedging activities and therefore, this statement does not apply.

In May 2003,  the FASB issued SFAS No. 150,  "Accounting  for Certain  Financial
Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The Company has not issued such instruments and this statement has had no effect on the Company's financial position.

In November 2002, the Emerging Issues Task Force of the FASB reached a consensus on EITF No. 00-21, "Accounting for Revenue Arrangements with Multiple
Deliverables" ("EITF No. 00-21"). EITF No. 00-21 addresses how to account for arrangements that may involve multiple revenue-generating activities. The Company adopted this guidance on January 1, 2003, which did not have a material effect on our consolidated results of operations, consolidated financial position or consolidated cash flows.

In December 2003, the SEC issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition," which revises or rescinds certain sections of SAB No. 101, "Revenue Recognition," in order to make this interpretive guidance consistent with current authoritative accounting and auditing guidance and SEC rules and regulations. The changes noted in SAB No. 104 did not have a material effect on the Company's consolidated results of operations, consolidated financial position or consolidated cash flows.

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

As a result, the Company's services segment, which consisted solely of the operations of Morgan, is being reported as operations to be distributed to shareholders. Accordingly, operating results of Morgan have been segregated from continuing operations and reported as a separate line item in the Statements of Operations. Morgan's net sales were $101.2 million for the year ended December 31, 2001.

3.   Acquisitions

The following acquisitions were accounted for as purchases, and accordingly, the assets acquired and liabilities assumed were recorded at their estimated fair market values on the date of acquisition. The operating results of the acquired companies are included in the Statements of Operations from their respective acquisition dates.

On June 22, 2001, a subsidiary of Interactive, acquired Central Utah Telephone, Inc. and its subsidiaries, and Central Telcom Services, LLC, a related entity, for approximately $8.0 million in cash (including $1.1 million of cash acquired) and $7.6 million in notes. The Company recorded approximately $11.0 million of goodwill, which was being amortized over 25 years, through December 31, 2001 (see Note 1). In addition, approximately $3.2 million of the purchase price was allocated to subscriber lists, an intangible asset, which is being amortized over 15 years.

In November 2001, a 63.6% owned subsidiary of Interactive acquired the assets of American Alarm Services, Inc. and American Alarm Commercial Services, Inc., two related Buffalo, New York based security alarm service providers for an estimated acquisition price of $4.15 million, which was funded, in part, by the issuance of $2.3 million of long-term debt and $0.8 million of subordinated notes payable. The allocation of the acquisition price to the assets acquired included $4 million to subscriber lists, an intangible asset which is currently being amortized over 10 years and $50,000 to goodwill. In 2002, the acquisition price and the value of the subscriber lists were reduced by $0.4 million, to $3.75 million and $3.6 million, respectively, to reflect customer attrition.

4.   Wireless Communications Services

On February 22, 2001, Interactive spun-off to its shareholders 2,800,000 shares of Sunshine PCS Corporation ("Sunshine") Class A Common Stock. Sunshine was formed just prior to the spin-off through the merger of Sunshine with Fortunet Communications Limited Partnership. Interactive converted its 49.9% partnership interest in Fortunet into 3,000,000 shares of Class A Common Stock of Sunshine representing 49.9% of Sunshine's common equity interest. As part of the merger, Interactive exchanged $85 million of subordinated notes of Fortunet into $16.1 million (face value) of subordinated notes in Sunshine, Interactive's carrying value in these notes was $3.4 million at December 31, 2001. In addition prior to the spin-off, in exchange for $250,000, Interactive acquired 10,000 shares of preferred stock in Sunshine with an aggregate liquidation preference of $10.0 million and warrants to purchase 4,300,000 shares of Sunshine Class A Common Stock at $0.75 per share. Sunshine owns three 15 MHz personal communications services ("PCS") licenses in Tallahassee, Panama City and Ocala, Florida, areas covering a total population of 960,000 (based on 2000 census data). During 2002, as part of a rights offering to its shareholders by Sunshine, Interactive acquired an additional 58,824 shares of Sunshine's Class A Common Stock at $1.00 per share. Prior to the rights offering, Interactive loaned Sunshine $550,000. This amount, plus interest of $12,000, was repaid by Sunshine with a portion of the proceeds of the rights offering.

Also during 2002, Interactive exchanged subordinated notes of Sunshine with a principal amount of $18.5 million into two classes of preferred stock. Interactive received 12,500 shares of Sunshine's A-1 preferred stock which has a total liquidation value of $12.5 million and 2,000 shares of Sunshine's A-2 convertible preferred stock which has a liquidation value of $2.0 million and is convertible into 2.0 million shares of Sunshine Class A Common Stock. Since the book value of Interactive's investment in the notes was $3.4 million, there was no impact on the carrying value of the investment in Sunshine as a result of this restructuring.

On December 31, 2003, Sunshine sold its three PCS licenses to Cingular Wireless for $13.75 million in cash. As part of this sale, Interactive received $7.2 million in exchange for all its preferred stock in Sunshine and $0.4 million for its warrants, resulting in a pre-tax gain of $4.0 million. Due to the ongoing lawsuit in which Interactive and Sunshine are defendants (see Note 12), Cingular would not complete the sale without indemnification from losses that could result from an adverse ruling. As a result, Interactive agreed to provide Cingular an indemnification for up to $8 million of losses that Cingular might incur in the event of an adverse ruling. Interactive considers it highly unlikely that Cingular will incur losses, however, in accordance with the provisions of FIN 45, the Company recorded an immaterial liability which represented the Company's best estimate of the fair value of such indemnification.

During  2000,  Interactive  invested  in  limited  liability  companies,   which
participated in various auctions. In the Guard Band auction, PTPMS II Communications, L.L.C. acquired three licenses at a net cost of $6.3 million; Interactive has loans to PTPMS II of $6.1 million, and owns 49.9% of PTPMS II's equity. In a FCC auction conducted in September 2002 for similar spectrum, called the Lower 700 MHz Band Auction, the price per MHz of population was materially lower than the price paid by PTPMS II in 2000. Accordingly, during 2002, Interactive provided $5.5 million for the impairment of its investment in PTPMS II, resulting in a net carrying value, at December 31, 2002, of $0.7 million.

There are many risks relating to FCC wireless licenses including, without limitation, their cost, the fact that it involves start-up businesses, raising the substantial funds required to pay for the licenses and the build out, determining the best way to develop the licenses and which technology to utilize, the small size and limited resources of companies compared to other potential competitors, existing and changing regulatory requirements, additional auctions of wireless telecommunications spectrum and actually building out an operating new businesses profitability in a highly competitive environment (including already established cellular telephone operators and other new PCS licensees). There can be no assurance that any licenses granted in which subsidiaries and affiliates of Interactive have interests, can be successfully sold or financed or developed, thereby allowing Interactive's subsidiaries to recover their debt and equity investments.

5.   Investments in Affiliated Companies

    Interactive has equity investments in both broadcasting and telecommunications companies.

    Summarized financial information for broadcasting companies accounted for by the equity method as of and for the years ended December 31, is as follows:


                                                        Broadcasting Combined
                                                  -------------------------------
                                                     2001         2002       2003
                                                  -------------------------------
                                                          (in thousands)
Current assets .................................   $  5,457    $  6,048    $  5,330
Property, plant & equipment, intangibles & other     13,852      11,054       9,615
                                                   --------    --------    --------
Total Assets ...................................   $ 19,309    $ 17,102    $ 14,945
                                                   ========    ========    ========

Current liabilities ............................   $  4,251    $  3,621    $  3,182
Long term liabilities ..........................     20,265      17,909      16,483
Equity .........................................     (5,207)     (4,428)     (4,720)
                                                   --------    --------    --------

Total liabilities & equity .....................   $ 19,309    $ 17,102    $ 14,945
                                                   ========    ========    ========

Revenues .......................................   $ 13,111    $ 14,261    $ 13,155
Gross profit ...................................   $  3,784    $  4,748    $  3,167
Net income .....................................   $   (509)   $    779    $   (292)

A wholly owned subsidiary of the Company has a 20% investment in Coronet Communications Company ("Coronet"), which operates television station WHBF-TV, a CBS affiliate in Rock Island, Illinois. A second wholly owned subsidiary of the Company has a 49% investment in Capital Communications Company, Inc. ("Capital"), which operates television station WOI-TV, an ABC affiliate in Des Moines, Iowa. At December 31, 2002 and 2003, the investment in Coronet was carried at a negative $791,000 and a negative $810,000, respectively, due to the subsidiary's guarantee of $3.8 million of Coronet's third party debt. The guarantee is in effect for the duration of the loan which expires on December 31, 2005 and would be payable if the equity investee fails to make such payment in accordance with the terms of the loan. Long-term debt of Coronet, at December 31, 2003, totaled $10.1 million payable quarterly through December 31, 2005 to a third party lender.

At December 31, 2002 and 2003, the investment in Capital is carried at zero as its share of net losses recognized to date have exceeded its net investment and the Company has no further commitment to Capital.

Summarized financial information for telecommunications companies which includes the cellular telephone providers, spectrum license holders, and other telecommunication operations accounted for by the equity method as of and for the years ended December 31, is as follows:

                                                    Telecommunications Combined
                                                   -----------------------------
                                                    2001      2002       2003
                                                   -----------------------------
                                                          (in thousands)
Current assets .................................   $12,862   $14,003   $30,347
Property, plant & equipment, intangibles & other    33,788    30,525    29,320
                                                   -------   -------   -------
Total Assets ...................................   $46,650   $44,528   $59,667
                                                   =======   =======   =======

Current liabilities ............................   $ 9,772   $ 9,254   $23,086
Long term liabilities ..........................    24,405    23,628    22,614
Equity .........................................    12,473    11,646    13,967
                                                   -------   -------   -------
Total liabilities & equity .....................   $46,650   $44,528   $59,667
                                                   =======   =======   =======

Revenues .......................................   $34,075   $43,476   $47,392
Gross profit ...................................   $ 9,713   $13,781   $16,746
Net income .....................................   $ 6,184   $ 4,710   $12,710

In January 2002, the Company sold its interest in RSA #1 (North) for $5.5 million ($3.0 million in cash and $2.5 million in satisfaction of a note payable to the acquiror), and recorded a pre-tax gain of approximately $5.0 million.

Interactive owns a one-third interest in two cellular telephone providers in New
Mexico: New Mexico RSA #3 and RSA #5. The Company's net investment in these partnerships was $4.1 million and $4.6 million at December 31, 2002 and 2003, respectively and included in Investment in and Advances to Affiliates.

Undistributed earnings of companies accounted for using the equity method that are included in consolidated retained earnings are $2.3 million and $3.0 million at December 31, 2002 and 2003, respectively.

6.   Notes Payable to Banks and Long-term and Convertible Debt

Long-term  debt   represents   borrowings  by  specific   entities,   which  are
subsidiaries of Interactive.

                                                                                       December 31,
                                                                                    2002          2003
                                                                                -------------------------
                                                                                      (in thousands)

Long-term debt consists of (all interest rates are at December 31, 2003):

Rural Electrification Administration (REA) and Rural Telephone Bank (RTB) notes payable in equal quarterly installments through 2027 at fixed interest rates ranging from 2% to 7.5% (5.0% weighted average), secured by
assets of the telephone companies of $150 million .............................   $  58,119    $  59,917

Bank credit facilities utilized by certain telephone and telephone holding companies through 2016, $27.4 million at fixed interest rates averaging
7.8% and $51.2 million at variable interest rates averaging 4.1% ..............      80,166       78,646

Unsecured notes issued in connection with acquisitions through 2008, all at fixed interest rates averaging 9.6% (primarily held by management of
telephone company's) ..........................................................      34,749       34,389

Other .........................................................................       3,587        2,831
                                                                                  ---------    ---------
                                                                                    176,621      175,783
Current maturities ............................................................     (18,272)     (13,162)
                                                                                  ---------    ---------
                                                                                  $ 158,349    $ 162,621
                                                                                  =========    =========


REA debt of $10.8 million which bears interest at 2% has been reduced by a purchase price adjustment of $1.7 million to discount the debt to an imputed interest rate of 5%. Such discount is being amortized into interest expense based on the effective interest method over the remaining life of the notes.

Interactive maintains a $10.0 million short-term line of credit facility, which expires in August 2004. Borrowings under this line at December 31, 2002 and 2003 were $10.0 million and zero, respectively. Management expects that such line will be renewed by its expiration date although there are no assurances that this will be accomplished. Borrowings outstanding under this facility and other lines of credit are classified as notes payable in the consolidated balance sheet. During 2003, the average balance of notes payable outstanding was $10.5 million, the highest amount outstanding was $12.9 million and the average interest rate was 4.1%.

In general, the long-term debt facilities are secured by substantially all of the Company's property, plant and equipment, receivables and common stock of certain subsidiaries and contain certain covenants restricting distributions to Lynch Interactive. A subsidiary of the Company with a $3.0 million debt facility received a waiver for a covenant violation at December 31, 2003. Management believes that the Company is in compliance with all significant covenants. At December 31, 2002 and 2003, substantially all the subsidiaries' net assets are restricted from distribution to Lynch Interactive.

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

Cash payments for interest were $14.6 million, $14.0 million and $12.0 million for the years ended December 31, 2001, 2002 and 2003, respectively and $0.3 million, $0.2 million and $0.2 million of interest was capitalized during such respective periods.

Aggregate principal maturities of long-term debt at December 31, 2002 for each of the next five years are as follows: 2004--$13.2 million, 2005--$13.1 million, 2006--$39.3 million, 2007--$23.6 million, 2008--$22.9 million, and the remaining $63.6 million thereafter.

7.   Related Party Transactions

Interactive leases its corporate headquarters from an affiliate of its Chief Executive Officer ("CEO"). The lease was renewed in December 2002 for five years and calls for an annual payment of $103,000 including utilities. Prior to the renewal the annual payment was $70,000. In addition, expenses relating to administrative support, transportation, and communications (approximately $104,000, $104,000 and $98,000 for the years ended December 31, 2001, 2002 and
2003, respectively) are paid to an affiliate of its CEO. See Note 4 for additional references to related party transactions.

During 2001, the Company recorded an administration fee of $2.8 million for services provided to an entity, in which an affiliate of the CEO of the Company has a minority investment. The fee relating to a 1999 FCC conducted auction for spectrum, to be used for the provision of personal communications services, was based on the entity's realization of the licenses acquired. This fee is included in the "Sales and Revenues" in the Consolidated Statement of Operations.

At December 31, 2002 and 2003, assets of $12.4 million and $15.1 million, which are classified as cash and cash equivalents, are invested in United States Treasury money market funds for which affiliates of the Company's CEO serve as investment managers to the respective funds.

On December 12, 1999, Interactive completed the private placement of a $25 million 6% five-year unsecured, convertible subordinated note, convertible into Interactive common stock at $42.50 per share, (adjusted for subsequent 2 for 1 stock split). At that time, to assist the Company with the private placement to Cascade Investment LLC ("Cascade"), the CEO of the Company, agreed to give the acquirer of the note, a one-time option to sell the note to him at 105% of the principal amount thereof. The CEO received no compensation for providing this option to sell.

In January 2001, the above option to sell agreement was amended. As amended, Cascade had the right to sell up to $15 million of the note back to the CEO at any time prior to January 31, 2001 and the right to sell the remaining $10 million of the notes between November 15 and December 1, 2002. The option to sell was at 105% of principal amount sold plus accrued and unpaid interest. As a condition to modifying and extending the option to sell, the Company entered into an agreement with its CEO whereby it will pay for and acquire, on the same terms and conditions, any portion of the note sold by Cascade under this option. During January 2001, Cascade exercised this option with regard to the $15 million of the notes and on February 14, 2001, the Company paid $15.9 million to Cascade, including 5% premium plus accrued and unpaid interest in exchange for $15.0 million of the note held by Cascade.

The option to sell the remaining $10 million of notes was secured by a collateralized letter of credit in which, for a period of time, a portion of the collateral was provided by an affiliate of the CEO. The company agreed to pay all legal fees, letter of credit fees and a 10% per annum collateral fee on the amount of collateral provided by the affiliate which at December 31, 2001 was valued at $3.0 million. The Company expensed $0.8 million in 2001 relating to this agreement. Amounts payable at 2001 was $0.3 million. The Company can replace the collateral at any time and the fees would be eliminated thereafter. As of December 31, 2001, the company had replaced $7.5 million of the escrow collateral securing the above noted letter of credit by segregating $7.5 million of U.S. Treasury Bills in a separate account and pledging this account to the issuers of the letter of credit. Subsequent to December 31, 2001, the remaining collateral of $3.0 million was replaced by the Company. In November, 2002, Cascade exercised its option to demand payment on the remaining $10.0 million in notes and the Company paid such amount plus the $0.5 million premium. During the year ended December 31, 2002, the Company's total expense, interest and fees, associated with the $10.0 million was $0.7 million and of this amount $0.1 million was paid to an affiliate of the CEO.

8.   Shareholder's Equity


In 1999, Interactive's Board of Directors authorized the purchase of up to 100,000 shares of its common stock. Through December 31, 2003, 44,815 shares have been purchased at an average cost of $32.87 per share. Subsequent to year-end, the Company has purchased an additional 5,300 shares at an average cost of $26.11 per share.

9.   Income Taxes

Interactive files a consolidated income tax return with its subsidiaries for federal income tax purposes. Separate returns and in some cases consolidated returns, of subsidiary entities are filed with other governing authorities.

Deferred income taxes for 2002 and 2003 are provided for the temporary differences between the financial reporting bases and the tax bases of the Company's assets and liabilities. Cumulative temporary differences at December 31, 2002 and 2003 are as follows:

                                                       Dec. 31, 2002          Dec. 31, 2003
                                                       Deferred Tax            Deferred Tax
                                                    Asset     Liability     Asset     Liability
                                                 ----------------------------------------------
                                                                (in thousands)
Fixed assets revalued under purchase
   accounting and tax over book depreciation ..   $   --      $  8,968    $   --      $  9,852
Discount on long-term debt ....................       --           992        --           550
Unrealized gains on marketable securities .....       --         1,388        --         1,441
Partnership tax losses in excess of book losses       --        (5,434)      1,863       2,274
Other reserves and accruals ...................       --           707        --         1,400
Other .........................................        599        --           800        --
                                                  --------    --------    --------    --------
    Total deferred income taxes ...............        599       6,621       2,663      15,517

Valuation Allowance ...........................       (599)       --        (2,663)       --
                                                  --------    --------    --------    --------
                                                  $   --      $  6,621    $   --      $ 15,517
                                                  ========    ========    ========    ========

Due to uncertainty regarding its realization, a valuation allowance of approximately $1.9 million exists against certain reserves for impairment. The Company had approximately $9.0 million of state tax net operating loss carryforwards, expiring between 2005 and 2018. A full valuation allowance has been recorded against these net operating loss carryforwards.

The provision (benefit) for income taxes is summarized as follows:

                                                 2001       2002       2003
                                               ------------------------------
                                                       (in thousands)

Current payable taxes:
  Federal ...................................   $ 3,438   $ 3,016   $(4,775)
  State and local............................       740       510        874
                                                -------   -------   --------
                                                  4,178     3,526    (3,901)
Deferred taxes:
 Federal ....................................      (671)       15     8,529
 State and local ............................       (53)      383       340
                                                -------   -------   --------
                                                   (724)      398     8,869
                                                -------   --------  --------
                                                $ 3,454   $ 3,924   $ 4,968
                                                =======   ========  ========

A reconciliation of the provision (benefit) for income taxes and the amount computed by applying the statutory federal income tax rate to income before income taxes, minority interest, and operations of Morgan follows:

                                                  2001     2002       2003
                                                ---------------------------
                                                      (in thousands)
Tax at statutory rate .......................   $ 2,261   $ 2,963   $ 4,720
Increases (decreases):
State and local taxes, net of federal benefit       453       589       801
Amortization of non-deductible goodwill .....       596      --        --
Other .......................................       144       372      (553)
                                                -------   -------   -------
                                                $ 3,454   $ 3,924   $ 4,968
                                                =======   =======   =======

Net cash  payments for income taxes were $4.9 million,  $3.2  million,  and $1.0
million  for  the  three  years  ended   December  31,  2001,   2002  and  2003,
respectively.

10.  Accumulated Other Comprehensive Income

Balances of accumulated other comprehensive income, net of tax, which consists of unrealized gains (losses) on available for sale securities at December 31, 2002 and 2003 are as follows:

                                          Unrealized
                                          Gain (Loss)   Tax Effect     Net
                                          ----------------------------------
                                                  (in thousands)
Balance at December 31, 2001 ...........   $ 2,599      $(1,057)     $ 1,542
Reclassification adjustment ............      (374)         146         (228)
Change in unrealized gains (losses), net    (1,310)         530         (780)
                                           -------      -------      -------

Balance at December 31, 2002 ...........       915         (381)         534
Reclassification adjustment ............      (280)         110         (170)
Change in unrealized gains (losses), net       405          (83)         322
                                           -------      -------      -------
Balance at December 31, 2003 ...........   $ 1,040      $  (354)     $   686
                                           =======      =======      =======

Reclassification adjustment represents realized gains (losses) on sales of available for sale securities.

11.  Employee Benefit Plans

Interactive maintains several defined contribution plans at its telephone subsidiaries and corporate office. Interactive's contributions under these plans, which vary by subsidiary, are based primarily on the financial performance of the business units and employee compensation. Total expense of these plans was $0.9 million, $1.0 million and $1.1 million for 2001, 2002 and 2003, respectively.

The Company has a Principal Executive Bonus Plan that has been approved by the shareholders, for which no amounts were recognized in 2001 and $0.3 million and $1.3 million were recorded in 2002 and 2003, respectively.

In addition, three of the Company's telephone subsidiaries participate in a multi-employer defined benefit plan, which is administrated by a telephone industry association. Under this plan accumulated benefits and plan assets are not determined or allocated separately by individual employees. Accordingly, such data is not currently available. Total expenses of these plans were $0.1 million for each of the three years in the period ended December 31, 2003.

12.  Commitments and Contingencies

The Company leases certain land, buildings, computer equipment, computer software, and network services equipment under non-cancelable operating leases that expire in various years through 2028. Certain leases have renewal options and escalation clauses. Rental expense under operating leases was $0.3 million, $0.3 million and $0.5 million for years ended December 31, 2001, 2002 and 2003 respectively. Minimum lease payments due under non-cancelable operating leases at December 31, 2003 are as follows: $0.5 million in 2004; $0.5 million in 2005; $0.4 million in 2006; $0.4 million in 2007, $0.2 million in 2008 and $0.3 million thereafter.

Interactive and several other parties, including the CEO, and Fortunet Communications, L.P., which was Sunshine PCS Corporation's predecessor-in-interest, have been named as defendants in a lawsuit brought under the so-called "qui tam" provisions of the federal False Claims Act in the United States District Court for the District of Columbia. The complaint was filed under seal with the court on February 14, 2001. At the initiative of one of the defendants, the seal was lifted on January 11, 2002. Under the False Claims Act, a private plaintiff, termed a "relator," may file a civil action on the U.S. government's behalf against another party for violation of the statute. In return, the relator receives a statutory bounty from the government's litigation proceeds if he is successful.

The main allegation in the case is that the defendants participated in the creation of "sham" bidding entities that allegedly defrauded the federal Treasury by improperly participating in certain Federal Communications Commission spectrum auctions restricted to small businesses, as well as obtaining bidding credits in other spectrum auctions allocated to "small" and "very small" businesses. While the complaint seeks to recover an unspecified amount of damages, which would be subject to mandatory trebling under the statute, a document filed by the relator with the Court on February 24, 2004, discloses an initial computation of damages of not less than $88 million resulting from bidding credits awarded to the defendants in FCC auctions and $120 million of unjust enrichment through the sale or assignment of licenses obtained by the defendants in FCC auctions, in each prior to trebling.

Interactive strongly believes that this lawsuit is completely without merit and that relator's initial damage computation is without basis, and intends to defend the suit vigorously. The U.S. Department of Justice has notified the court that it has declined to intervene in the case. Nevertheless, we cannot predict the ultimate outcome of the litigation, nor can we predict the effect that the lawsuit or its outcome will have on our business or plan of operation. Interactive does not have any insurance to cover its cost of defending this lawsuit, which such costs will be material. Interactive does have a directors and officers liability policy but the insurer has reserved its rights under the policy and, as a result, any coverage to be provided to any director or officer of Interactive in connection with a judgment rendered in this action is unclear at this time.

Interactive  was  formally  served  with  the  complaint  on July 10,  2002.  On
September 19, 2002, Interactive filed two motions with the United States District Court for the District of Columbia: a motion to dismiss the lawsuit and a motion to transfer the action to the Southern District of New York. On November 25, 2002, the relator filed an opposition reply to our motion to dismiss and on December 5, 2002, Interactive filed a reply in support of its motion to dismiss. On September 30, 2003, the Court granted our motion to transfer the action to the Southern District of New York. A scheduling conference was held on February 10, 2004, at which the judge approved a scheduling order. Discovery has now commenced as the parties await a ruling on the defendants' motion to dismiss the case.


Also see Footnote 4 - Wireless Communication Services with regards to a potential indemnification obligation of the Company.


Interactive is a party to routine litigation incidental to its business. Management believes that the ultimate resolution of these matters will not have a material adverse effect on the combined liquidity, financial position or results of operations of Lynch Interactive.


13.  Quarterly Results of Operations (Unaudited)

                                                               2002-Three Months Ended
                                             ----------------------------------------------------------
                                             March 31       June 30      September 30      December 31
                                             ----------------------------------------------------------
                                                      (in thousands, except per share amounts)

Revenues ...............................   $   20,974      $   21,098   $   22,983       $   21,249
Operating profit .......................        5,244           4,457        5,891            3,641
Income (loss) from continuing operations        4,273(a)          905       (1,872)(b)          455(c)
Net Income (Loss) ......................        2,385             905       (1,872)             455
Basic and diluted earnings per share:
Basic: Income (loss) from continuing
 operations ............................   $     1.52      $     0.32   $    (0.67)      $     0.16
Diluted: Income (loss) from continuing
 operations ............................   $     1.45      $     0.32   $    (0.67)      $     0.16
Basic: Net Income (loss) ...............   $     0.85      $     0.32   $    (0.67)      $     0.16
Diluted: Net Income(loss) ..............   $     0.83      $     0.32   $    (0.67)      $     0.16


                                                   2003-Three Months Ended
                                        -------------------------------------------------------------
                                        March 31             June 30     September 30     December 31
                                        -------------------------------------------------------------
                                                  (in thousands, except per share amounts)

Revenues ............................     $    21,303     $    21,343   $   22,319       $   22,488
Operating profit ....................           4,774           4,693        5,379            3,582
Net Income (Loss) ...................           1,413           1,156        1,432            3,389(d)
Basic and diluted earnings per share:     $       .51     $       .41   $      .51       $    1.22

(a)  Includes a $5.0 million gain from the sale of RSA #1 (North) in New Mexico.

(b) Includes a $5.5 million provision for impairment of an investment in a spectrum license holder.

(c) Effective October 1, 2002, the Company increased the amortization period from three years to ten years on customer contracts acquired in the American Alarm acquisition. Such change reduced quarterly amortization by $0.2 million.

(d)  Includes a $3.9 million gain on the sale of investments in Sunshine PCS.

14.  Earnings (Loss) Per Share

Basic and dilutive earnings per share are based on the average weighted number of shares outstanding. On December 13, 1999, Lynch Interactive issued a $25 million 6% convertible promissory note, which was convertible into 588,235 shares of the Company's common stock. In January 2001, $15 million of the note was repaid. The remaining $10 million convertible note was convertible into 235,294 shares of the Company's common stock. In November, 2002 the remaining $10 million was repaid. This security was excluded from the calculation of dilutive earnings (loss) per share in 2001 and 2002, since assuming conversion would have been anti-dilutive.

15.  Segment Information

The Company is engaged in one business segment: multimedia.


16.  Subsequent Events


In the fourth quarter of 2003, the Company entered into negotiations to acquire a 37% interest in an entity whose principal assets consist of a $6.0 million subordinated note and a 17% equity interest in Lynch Telephone Corporation, which is an 83% owned subsidiary of the Company. The acquisition cost of this interest is expected to be $5.0 million, which will be funded through the issuance of a five-year amortizing subordinated note of the parent.


In February 2004, a 100% owned subsidiary of the Company completed the acquisition of a cable television operation at a cost of $0.4 million.

In March 2004, the Company signed an agreement to acquire California-Oregon Telecommunications Company ("Cal-Ore") located in Dorris, California. Cal-Ore's subsidiary Cal-Ore Telephone Company is the incumbent service provider for a rural area of about 850 square miles along the Northern California border with Oregon with approximately 2,500 access lines. Cal-Ore's other businesses include an Internet service provider, a CLEC that is planning to provide services in the surrounding area and interests in certain cellular partnerships. The acquisition price is $21.2 million, subject to certain closing adjustments. The acquisition is subject to certain conditions including the approval by the California Public Utilities Commission and other regulatory authorities.


In March 2004, a subsidiary of the Company invested $250,000 for a 7% interest in an entity which provides wireline telecommunication transport services in New York State.

ITEM 15(a)(2)

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                          LYNCH INTERACTIVE CORPORATION
                        CONDENSED STATEMENT OF OPERATIONS


                                                                   Years Ended December 31,
                                                               -----------------------------
                                                                 2001       2002       2003
                                                               -----------------------------
                                                                      (in thousands)

Interest, dividends & gains on sale of marketable securities   $   891    $   326    $    12
Interest and other income from subsidiaries ................       313       --         --
                                                               -------    -------    -------
     Total income ..........................................     1,204        326         12

Cost and expenses:
  Unallocated corporate administrative expense .............     1,549      1,994      3,095
  Interest expense .........................................     4,612      1,620        827
                                                               -------    -------    -------
      Total cost and expenses ..............................     6,161      3,614      3,922
                                                               -------    -------    -------

Loss before income taxes and equity in
income (loss) of subsidiaries ..............................    (4,957)    (3,288)    (3,910)

Income tax benefit .........................................     1,685      1,117      1,329
Equity in income (loss) of subsidiaries ....................     5,806      5,932      9,971
Loss from operations of Morgan - net .......................    (1,386)    (1,888)      --
                                                               -------    -------    -------
Net income .................................................   $ 1,148    $ 1,873    $ 7,390
                                                               =======    =======    =======

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                          LYNCH INTERACTIVE CORPORATION
                            CONDENSED BALANCE SHEETS

                                                                     Years Ended December 31,
                                                                      ---------------------
                                                                          2002     2003
                                                                      ---------------------
                                                                         (in thousands)

Assets

Current assets
   Cash and cash equivalents ........................................   $   133   $ 1,087
   Deferred income taxes ............................................        85        85
   Other current assets .............................................        63       194
                                                                        -------   -------
                                                                            281     1,366

Office equipment (net) ..............................................        13        18

Other assets (principally investment in and advances to subsidiaries)    43,369    42,083
                                                                        -------   -------

Total assets ........................................................   $43,663   $43,467
                                                                        =======   =======
Liabilities and shareholders' equity

Current liabilities .................................................    11,056     2,725

Long term debt ......................................................     7,995     8,475

Deferred credits ....................................................     1,980     2,380

Total shareholders' equity ..........................................    22,632    29,887
                                                                        -------   -------

Total liabilities and shareholders' equity ..........................   $43,663   $43,467
                                                                        =======   =======

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                          LYNCH INTERACTIVE CORPORATION
                        CONDENSED STATEMENT OF CASH FLOWS




                                                                Years Ended December 31,
                                                        ---------------------------------
                                                          2001        2002        2003
                                                        ---------------------------------
                                                                 (in thousands)

Operating activities:
  Net income ........................................   $  1,148    $  1,873    $  7,390
  Depreciation ......................................         15          14           4
  Changes in current assets and liabilities .........     (5,078)     (3,147)      1,683
                                                        --------    --------    --------
Cash provided by (used in) operating activities .....     (3,915)     (1,260)      9,077
                                                        --------    --------    --------
Investing activities:
   Investment and advances to Brighton communications    (12,861)      2,479       1,777
   Proceeds from sale of securities .................      1,679        --          --
   Purchase of securities ...........................       --          (158)        (84)
   Capital expenditures .............................         (9)         (3)         (9)
                                                        --------    --------    --------
Net cash provided by (used in) investing activities .    (11,191)      2,318       1,684
                                                        --------    --------    --------
Financing activities:
  Net borrowings under:
    Lines of credit .................................      7,700       2,400     (10,000)
    Issuance of long term debt ......................     27,784        --           480
    Repayment of long term debt .....................    (15,121)    (10,000)       --
    Purchase of treasury stock ......................        (88)       (956)       (287)
    Other ...........................................         11        --          --
                                                        --------    --------    --------
Net cash provided by (used in) financing activities .     20,286      (8,556)     (9,807)
                                                        --------    --------    --------

Total increase (decrease) cash and cash equivalents .      5,180      (7,498)        954

Cash and cash equivalents at beginning of year ......      2,451       7,631         133
                                                        --------    --------    --------

Cash and cash equivalents at end of year ............   $  7,631    $    133    $  1,087
                                                        ========    ========    ========

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note A - Basis Of Presentation. The Company's investment in subsidiaries is stated at cost plus equity in undistributed earnings of the subsidiaries. Income taxes are computed at the federal statutory rate of 34%.

Note B -No dividends were received from subsidiaries in any period.

Note C - Long-Term Debt. Interactive has a note payable to a subsidiary, with a principal amount of $8.5 million at December 31, 2003, at a fixed interest rate of 6% per annum, due in 2004. The note is convertible, at the subsidiary's option, into common stock of Lynch Corporation (1 share) and Interactive (2 shares) with a combined exercise price of $120 per share.

Note D  -  See  notes  to  consolidated   financial  statements  for  additional
     information.

Note E - Prior reporting periods amounts have been reclassified to conform with current year reporting presentations.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                          LYNCH INTERACTIVE CORPORATION
                  YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003


COLUMN A                               COLUMN  B      COLUMN C - ADDITIONS          COLUMN D       COLUMN E
                                                                  CHARGED TO
DESCRIPTION                            BALANCE AT   CHARGED TO      OTHER                         BALANCE AT
                                       BEGINNING    COSTS AND      ACCOUNTS        DEDUCTIONS       END OF
                                       OF PERIOD    EXPENSES       DESCRIBE        DESCRIBE         PERIOD
                                      -----------------------------------------------------------------------

Year ended December 31, 2003
allowance for uncollectible accounts   $  316,000   $  223,000         --        $  277,000(A)   $  262,000

Year ended December 31, 2002
allowance for uncollectible accounts   $  424,000   $1,037,000         --        $1,145,000(A)   $  316,000

Year ended December 31, 2001
allowance for uncollectible accounts   $  155,000   $  276,000   $   22,000(B)   $   29,000(A)   $  424,000


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

      Signature                    Capacity                             Date

*/s/ Mario J. Gabelli      Vice Chairman of the Board of          April 14, 2004
 --------------------
   MARIO J. GABELLI        Directors and Chief Executive
                           Officer (Principal Executive Officer)

*/s/ Morris Berkowitz      Director                               April 14, 2004
 --------------------
   MORRIS BERKOWITZ

*/s/ Paul J. Evanson       Director                               April 14, 2004
 -------------------
   PAUL J. EVANSON

*/s/ John C. Ferrara       Director                               April 14, 2004
 -------------------
   JOHN C. FERRARA

*/s/ Daniel R. Lee         Director                               April 14, 2004
 -----------------
   DANIEL R. LEE

*/s/ David C. Mitchell     Director                               April 14, 2004
 ---------------------
   DAVID C. MITCHELL

*/s/ Salvatore Muoio       Director                               April 14, 2004
 -------------------
   SALVATORE MUOIO

/s/ Robert E. Dolan       Chief Financial Officer                 April 14, 2004
-------------------
   ROBERT E. DOLAN       (Principal Financial
                          and Accounting Officer)

*/s/ Robert E. Dolan
--------------------
    ROBERT E. DOLAN
    Attorney-in-fact

                                  EXHIBIT INDEX

Exhibit No.                                                Description
-----------                                                -----------

2    Separation Agreement(1)

3.1  Amended and Restated Certificate of Incorporation of Registrant (1)

3.2  Amended By-laws of Registrant(2)

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

Exhibit No.                         Description
-----------                         -----------

10 (l) Agreement and Plan of Merger dated as of May 25, 1999, among Central Scott Telephone Company, Brighton Communications Corporation and Brighton Iowa Acquisition Corporation (schedules omitted) (incorporated by reference to Exhibit 10.1 to Lynch's Form 8-K dated July 16, 1999).

10 (m) Separation and Distribution Agreement, dated as of January 18, 2002, by and among Lynch Interactive Corporation, Morgan Group Holding Co. and The Morgan Group, Inc.(2)

10 (n) Agreement for Purchase and Sale of Licenses dated August 18, 2003, by and between Sunshine PCS Corporation, Cingular Wireless LLC and for purposes of Articles X and XII, certain stockholders including Lynch Interactive Corporation. +

10 (o) Stock Purchase Agreement by and among Lynch Telephone Corporation XI, Lynch Interactive Corporation, Brighton Communications Corporation, California-Oregon Telecommunications Company ("COTC") and the Shareholders of COTC dated as of March 22, 2004.+

14.1 Lynch Interactive Corporation Code of Ethics+

14.2 Lynch Interactive Corporation Conflicts of Interest Policy+

21   Subsidiaries of Registrant+

23.1 Consent of Ernst & Young LLP+

23.2 Consent of Deloitte & Touche LLP+

23.3 Consents of Siepert & Co., L.L.P. for use of: +

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

31.1 Rule 13a-14(a) Certification of the Chief Executive Officer+

31.2 Rule 13a-14(a) Certification of the Chief Financial Officer+

32.1 Section 1350 Certification of the Chief Executive Officer+

32.2 Section 1350 Certification of the Chief Financial Officer+

99.1                    Report of Independent Auditors+

     - Report of Siepert & Co., L.L.P. on the financial statements of Cuba City Telephone Exchange Company for the year ended December 31, 2002 and 2001
     - Report of Siepert & Co., L.L.P. on the financial statements of Belmont Telephone Company for the year ended December 31, 2002 and 2001
     - Report of Siepert & Co., L.L.P. on the financial statements of Lynch Michigan Telephone Holding Corporation for the year ended December 31, 2002 and 2001
     - Report of Siepert & Co., L.L.P. on the financial statements of Lynch Michigan Telephone Holding Company for the year ended December 31, 2001 and 2000


+    Filed herewith.
(1) Incorporated by reference to the exhibits to the Registrant's Registration Statement on Form 10A-1.
(2) Incorporated by reference to the exhibits to the Registrant's Annual Report on Form 10-K Report for the fiscal year ended December 31, 2002.

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