Form 10-Q
period 2004-03-31
LYNCH INTERACTIVE CORP
filed 2004-05-17
CIK 1088771

================================================================================
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004
                               --------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

                                 (914) 921-8821
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2of the Act). Yes No X

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practical date.

            Class                              Outstanding at April 30, 2004
            -----                              -----------------------------
Common Stock, $.0001 par value                          2,782,151
================================================================================

                                      INDEX

                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES
                 ----------------------------------------------

PART I. FINANCIAL INFORMATION
-----------------------------


Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets:
  -      March 31, 2004
  -      December 31, 2003
  -      March 31, 2003

Condensed Consolidated Statements of Operations:
  -      Three months ended March 31, 2004 and 2003

Condensed Consolidated Statements of Cash Flows:
  -      Three months ended March 31, 2004 and 2003

Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Item 4. Controls and Procedures

PART II. OTHER INFORMATION
--------------------------

Item 1. Legal Proceedings

Item 6. Exhibits and Reports on Form 8-K


SIGNATURE
---------

CERTIFICATIONS
--------------

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
        --------------------

                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                               March 31,   December 31,  March 31,
                                                                 2004          2003       2003
                                                              -------------------------------------
                                                             (Unaudited)   (Audited)   (Unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents ...............................   $  29,572    $  26,556    $  25,744
  Receivables, less allowances of $310,
    $262 and $303, respectively ...........................       7,923        8,183        8,700
  Material and supplies ...................................       2,736        2,597        3,470
  Prepaid expenses and other current assets ...............       1,110        1,272        1,583
                                                              ---------    ---------    ---------
Total Current Assets ......................................      41,341       38,608       39,497

Property, Plant And Equipment:
  Land ....................................................         840          840          833
  Buildings and improvements ..............................      13,336       13,336       12,908
  Machinery and equipment .................................     216,855      213,939      201,002
                                                              ---------    ---------    ---------
                                                                231,031      228,115      214,743
  Less: Accumulated Depreciation ..........................    (107,683)    (102,556)     (92,717)
                                                              ---------    ---------    ---------
                                                                123,348      125,559      122,026
Goodwill ..................................................      60,580       60,580       60,580
Other intangibles .........................................      10,321        8,168        7,906
Investments in and advances to affiliated entities ........       5,310        7,223       10,462
Other assets ..............................................      13,176       12,048       12,123
                                                              ---------    ---------    ---------
Total assets ..............................................   $ 254,076    $ 252,186      252,594
                                                              =========    =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable to banks ..................................   $   3,535    $   3,456       10,639
  Trade accounts payable ..................................       4,457        5,336        3,462
  Accrued interest payable ................................         696          697          362
  Accrued liabilities .....................................      10,925        8,732       14,172
 Current maturities of long-term debt .....................      13,071       13,162       18,474
                                                              ---------    ---------    ---------
Total current liabilities .................................      32,684       31,383       47,109
Long-term debt ............................................     160,388      162,621      162,898
Deferred income taxes .....................................      15,812       15,517        6,573
Other liabilities .........................................       2,976        3,015        2,986
                                                              ---------    ---------    ---------
  Total liabilities .......................................     211,860      212,536      219,566

Minority Interests ........................................      10,297        9,763        9,051

Commitments and Contingencies

Shareholders' equity
  Common stock, $0.0001 par value-10,000,000
    shares authorized; 2,824,766 issued; 2,774,651
     2,779,951 and 2,790,651 outstanding ..................        --           --           --
  Additional paid-in capital ..............................      21,406       21,406       21,456
  Retained earnings .......................................      10,872        9,269        3,292
  Accumulated other comprehensive income ..................       1,253          686          467
  Treasury stock, 50,115, 44,815 and 34,115 shares, at cost      (1,612)      (1,474)      (1,238)
                                                              ---------    ---------    ---------
Total shareholder's equity ................................      31,919       29,887       23,977
                                                              ---------    ---------    ---------
Total liabilities and shareholders' equity ................   $ 254,076    $ 252,186    $ 252,594
                                                              =========    =========    =========

See accompanying Notes to Condensed Consolidated Financial Statements.


                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED) (In thousands,
                       except per share and share amounts)

                                                           Three Months Ended
                                                               March 31,
                                                        ------------------------
                                                           2004       2003
                                                        ------------------------
Revenues ............................................   $ 21,888    $ 21,303

Costs and expenses:
Cost of revenue .....................................      7,480       7,437
General and administrative costs at operations ......      3,326       3,407
Corporate office expenses ...........................        973         770
Depreciation and amortization .......................      5,221       4,915
                                                        --------------------
Operating profit ....................................      4,888       4,774
                                                        --------------------

Other income (expense):
   Investment income ................................        728         558
   Interest expense .................................     (2,819)     (3,026)
   Equity in earnings of affiliated companies .......        712         384
                                                        --------------------
                                                          (1,379)     (2,084)
                                                        --------------------
Income before income taxes and minority interests ...      3,509       2,690
Provision for income taxes ..........................     (1,449)     (1,076)
Minority interests ..................................       (457)       (201)
                                                        --------------------
Net income ..........................................   $  1,603    $  1,413
                                                        ====================

Basic and diluted weighted average shares outstanding      2,777       2,791
Basic and diluted earnings per share ................   $   0.58    $   0.51

See accompanying Notes to Condensed Consolidated Financial Statements.

                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           (UNAUDITED) (in thousands,
                               except share data)



                                                                                     Accumulated
                                  Shares of                                             Other
                                   Common                 Additional                Compre-hensive
                                    Stock     Common       Paid-in      Retained       Income       Treasury
                                 Out-standing   Stock      Capital      Earnings                      Stock       Total
                                 ------------------------------------------------------------------------------------------

Balance as of December 2003 ..    2,779,951    $        0   $   21,406   $    9,269   $      686   $   (1,474)   $   29,887
Net income for the period ....         --            --           --          1,603         --           --           1,603
Unrealized losses on available
for
  sale securities, net .......         --            --           --           --            567         --             567
                                                                                                                 ----------
Comprehensive income .........         --            --           --           --           --           --           2,153
                                                                                                                 ----------
Purchase of treasury stock ...       (5,300)         --           --           --           --           (138)         (138)
                                 ----------    ----------   ----------   ----------   ----------   ----------    ----------
Balance at March 31, 2004 ....    2,774,651    $        0   $   21,406   $   10,872   $    1,253   $   (1,612)   $   31,919
                                 ==========    ==========   ==========   ==========   ==========   ==========    ==========

See accompanying Note to Condensed Consolidated Financial Statements.

                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED) (In thousands)

                                                                         Three Months Ended
                                                                              March 31,
                                                                        --------------------
                                                                           2004       2003
                                                                        --------------------
Operating activities:
Net Income ..........................................................   $  1,603    $  1,413
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization ....................................      5,221       4,915
   Equity in earnings of affiliated companies .......................       (712)       (384)
   Minority interests ...............................................        457         201
   Changes in operating assets and liabilities:
        Receivables .................................................        307         216
        Accounts payable and accrued liabilities ....................      1,324      (1,039)
   Other ............................................................       (189)       (583)
                                                                        --------    --------
Net cash provided by operating activities ...........................      8,011       4,739
                                                                        --------    --------

Investing activities:
Capital expenditures ................................................     (2,614)     (4,229)
Acquisition of business .............................................       (377)       --
Acquisition of subscriber lists .....................................        (91)       (369)
Investment in and advances to affiliated entities ...................        (63)        (34)
Distributions received from investments .............................        821         164
Other ...............................................................         30        (340)
                                                                        --------    --------
Net cash used in investing activities ...............................     (2,294)     (4,808)
                                                                        --------    --------

Financing activities:
Issuance of long term debt ..........................................        949       7,773
Repayments of long term debt ........................................     (3,273)     (3,022)
Net proceeds (repayments) on lines of credit ........................         79      (2,243)
Purchase of treasury stock ..........................................       (138)        (51)
Other ...............................................................       (318)       --
                                                                        --------    --------
Net cash provided by (used in) financing activities .................     (2,701)      2,457
                                                                        --------    --------
Net increase in cash and cash equivalents ...........................      3,016       2,388
Cash and cash equivalents at beginning of period ....................     26,556      23,356
                                                                        --------    --------
Cash and cash equivalents at end of period ..........................   $ 29,572    $ 25,744
                                                                        ========    ========

Cash paid for:
  Interest expense ..................................................   $  2,826    $  3,071
                                                                        ========    ========
  Income taxes ......................................................   $    175    $    329
                                                                        ========    ========

See accompanying Notes to Condensed Consolidated Financial Statements.

                  LYNCH INTERACTIVE CORPORATION & SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.   Basis of Presentation

Lynch Interactive Corporation ("Interactive" or the "Company") consolidates the operating results of its telephone and cable television subsidiaries (81%-100% owned at March 31, 2004, December 31, 2003 and March 31, 2003). In addition, certain less than 50% owned investments in limited liability companies which were accounted for in accordance with the equity method of accounting as of December 31, 2003 have been consolidated at March 31, 2004. See Note B. All material intercompany transactions and balances have been eliminated. Investments in affiliates in which the Company does not have a majority voting control are accounted for in accordance with the equity method. The Company accounts for the following affiliated companies on the equity basis of accounting: Coronet Communications Company (20% owned at March 31, 2004, December 31, 2003 and March 31, 2003), Capital Communications Company, Inc. (49% owned at March 31, 2004, December 31, 2003 and March 31, 2003; we note, however, that Interactive owns a convertible preferred stock which, if converted, would increase its ownership in Capital Communications to 50%) and the cellular partnership operations in New Mexico (both 33% owned at March 31, 2004, December 31, 2003 and March 31, 2003).

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Articles 10 and 11 of Regulation S-X. Accordingly, they are not audited and do not include all of the information and footnotes required for complete financial statements. The consolidated financial statements and footnotes included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2003. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


B.   Recently Issued Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN 46) in January 2003 and revised it in December 2003 (FIN 46R). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46R must be applied for the first interim or annual period ending after March 15, 2004 for both new and existing variable interest entities. Certain less than 50% owned investments in limited liability companies, which were considered to be variable interest entities, needed to be consolidated as a result of the implementation of FIN 46. The effect of consolidating such operations resulted in increasing intangible assets and decreasing investments in and advances to affiliated companies by approximately $2 million and had no other significant effect on the Company's consolidated financial statements.

C.   Acquisitions and Dispositions

In March 2004, the Company signed an agreement to acquire California-Oregon Telecommunications Company ("Cal-Ore") located in Dorris, California. Cal-Ore's subsidiary Cal-Ore Telephone Company is the incumbent service provider for a rural area of about 850 square miles along the Northern California border with Oregon with approximately 2,500 access lines. Cal-Ore's other businesses include an Internet service provider, a CLEC that is planning to provide services in the surrounding area and interests in certain cellular partnerships. The acquisition price is $21.2 million, subject to certain closing adjustments. The acquisition will close after certain conditions are met, including the approval by the California Public Utilities Commission and other regulatory authorities. Therefore, the Company's consolidated financial statements for the three months ended March 31, 2004 do not include the results of Cal-Ore.

In February 2004, a 100% owned subsidiary of the Company completed the acquisition of cable television assets at a cost of $0.4 million. The allocation of the purchase price to the assets acquired and liabilities assumed was based on preliminary estimates of fair value which will be finalized in the second quarter of 2004.

D.   Investments in Affiliated Companies

Interactive has equity investments in both broadcasting and telecommunications companies.

Summarized financial information for companies accounted for by the equity method as of and for the three months ended March 31, 2004 and 2003 and as of December 31, 2003 is as follows (in thousands):

                                                  Broadcasting Combined Information
                                                   March 31,  December 31,  March 31,
                                                      2004       2003        2003
                                                   --------------------------------


Current assets .................................   $  5,213    $  5,330    $  5,666
Property, plant & equipment, intangibles & other      9,187       9,615      10,514
                                                   --------    --------    --------
Total assets ...................................   $ 14,400    $ 14,945    $ 16,180
                                                   ========    ========    ========

Current liabilities ............................   $  3,115    $  3,182    $  3,356
Long term liabilities ..........................     15,857      16,483      17,456
Equity .........................................     (4,572)     (4,720)     (4,632)
                                                   --------    --------    --------
Total liabilities & equity .....................   $ 14,400    $ 14,945    $ 16,180
                                                   ========    ========    ========

Three months ended
Revenues .......................................   $  3,490                $  2,838
Gross profit ...................................      1,256                     673
Net (Loss) Profit ..............................        354                    (205)


                                               Telecommunications Combined Information
                                                  March 31, December 31,  March 31,
                                                    2004      2003         2003
                                                   --------------------------------

Current assets .................................   $29,425    $30,340    $ 9,229
Property, plant & equipment, intangibles & other    26,856     27,114     28,461
                                                   -------    -------    -------
Total assets ...................................   $56,281    $57,454    $37,690
                                                   =======    =======    =======

Current liabilities ............................   $22,322    $23,073    $ 5,453
Long term liabilities ..........................     8,938      9,056     11,661
Equity .........................................    25,021     25,325     20,576
                                                   -------    -------    -------
Total liabilities & equity .....................   $56,281    $57,454    $37,690
                                                   =======    =======    =======

Three months ended
Revenues .......................................   $12,306               $10,506
Gross profit ...................................     5,475                 3,429
Net income .....................................     3,295                 2,518


At March 31, 2004, December 31, 2003, and March 31, 2003 the Company's investment in Coronet Communications Company ("Coronet") was carried at a negative $758,000, a negative $810,000, and a negative $821,000 respectively, due to the Company's guarantee of $3.8 million of Coronet's third party debt. Long-term debt of Coronet, at March 31, 2004, totaled $9.9 million due to a third party lender which is due in quarterly payments through December 31, 2005. The Company's investment in Capital Communications Company, Inc. was carried at $0 for all periods.

In March 2004, a subsidiary of the Company invested $250,000 for a 7% interest in an entity which provides wireline telecommunication transport services in New York State.

E.   Indebtedness

Interactive maintains a short-term line of credit facility totaling $10.0 million. This facility was renewed during the third quarter of 2003 and currently expires on August 31, 2004. There were no borrowings under this facility at March 31, 2004, December 31, 2003, or at March 31, 2003. Long-term debt consists of (all interest rates are at March 31, 2004) (in thousands):

                                                          March 31,    December 31,  March 31,
                                                           2004          2003         2003
                                                          ---------------------------------------
Rural Electrification Administration (REA) and Rural
 Telephone Bank (RTB) notes payable due from 2006 to
 2027 at fixed interest rates ranging from 2% to 7.5%
 (5% weighted average, secured by assets of the
 telephone companies with a net book value of $150
 million) .............................................   $  59,892    $  59,917    $  58,800

Bank Credit facilities utilized by certain telephone
 and telephone holding companies due from 2005 to
 2016, $26.7 million at fixed interest rates averaging
 7.8 % and $49.9 million at variable interest rates
 averaging 3.7%  ......................................      76,601       78,646       84,556

Unsecured notes issued in connection with acquisitions
through 2006, at fixed interest rates of 10.0% ........      34,389       34,389       34,690

Other .................................................       2,577        2,831        3,326
                                                          ---------     ---------    ---------
                                                            173,459      175,783      181,372
Current maturities ....................................     (13,071)     (13,162)     (18,474)
                                                          ----------    ---------    ---------
                                                          $ 160,388    $ 162,621    $ 162,898
                                                          =========    =========    =========


F.   Comprehensive Income

Balances of accumulated other comprehensive income, net of tax, which consists of unrealized gains (losses) on available for sale securities, at March 31, 2004, December 31, 2003 and March 31, 2003 are as follows (in thousands):

                                Unrealized
                                   Gain   Tax Effect  Net
                                  -------------------------
Balance at December 31, 2003 ..   $1,040   $ (354)   $  686
Current period unrealized gains      861     (294)      567
                                  ------   ------    ------
  Balance at March 31, 2004 ...   $1,901   $ (648)   $1,253
                                  ======   ======    ======
Balance at March 31, 2003 .....   $  800   $ (333)   $  467
                                  ======   ======    ======

G.   Treasury Stock Purchases

During the three months ended March 31, 2004, the Company purchased 5,300 shares of its common stock for treasury at an average cost of $26.11 per share.

H.   Litigation

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

History of Lynch's "C" Block Activities
---------------------------------------

On December 18, 1995, Lynch Interactive Corporation (through its predessor Lynch Corporation) had investments in five entities that participated in the Federal Communications Commission Auction for Broadband PCS "C" Block Spectrum (Auction
5). When the auction closed, on May 6, 1996, these five entities, on a combined basis, were the higher bidders for thirty-one 30 MHz licenses at a gross cost of $288.2 million. These entities were initially put together under the FCC's initiative to include, among others, qualified women, African Americans, Native Americans and Asian Americans. As a result of changes in these initiatives, these same individuals were qualified as small businesses and remained eligible as bidders. These entities received $72 million of bidding credits, and accordingly the net cost was $216.2 million. The federal government provided financing for 90% of the cost of these licenses, or $194.6 million. Lynch's investments in these entities totaled $21 million.

Events during and subsequent to Auction 5, made financing these licenses through the capital markets much more difficult than originally anticipated. On April 18, 1997, in order to obtain some economies of scale, the five entities merged into Fortunet Communications, Inc. The FCC, in partial response to actions by Nextwave and others, promoted a plan of refinancing of "C" block. In 1997, many of the license holders from Auction 5, including Fortunet, petitioned the FCC for relief in order to afford these small businesses the opportunity to more realistically restructure and build out their systems. The response from the FCC, which was announced on September 26, 1997 and modified on March 24, 1998, afforded license holders four options. One of these options was the resumption of current debt payments, which had been suspended earlier in 1997 for all such license holders.

On June 8, 1998, Fortunet selected to apply its eligible credits relating to its original down payment to the purchase of three licenses for 15 MHz of PCS spectrum in Tallahassee, Panama City and Ocala, Florida. Consistent with an FCC promulgated disaggregation alternative, Fortunet surrendered all the remaining licenses and forfeited 30% of its original down payment in full satisfaction of the government debt and the forgiveness of all accrued interest. Accordingly, Fortunet retained 15 MHz of spectrum in the three Florida markets covering a population of approximately 962,000 at a net auction cost of $15.8 million. As a result of following this FCC process, Fortunet lost $6.0 million of its down payment. The disaggregation also resulted in a reduction of the bidding credits to $5.3 million. Yet, the attorneys for the plaintiff continue to state that the "C" Block entities were involved in receiving $72 million of bidding credits. Either they didn't do their homework or choose deliberately to ignore the fact of the disaggregation. A lawyer for many applications for FCC licenses, Mr. Taylor is intimately aware of the details of these FCC initiated alternatives to the "C" Block, as was and should be his law firm. As a result of this decision, during 1997, Interactive recorded a $7.0 million write down of its investment in Fortunet.

On April 15, 1999, the FCC completed a reauction of all the C-Block licenses that were surrendered, including the 15 MHz of spectrum that Fortunet returned to the FCC on June 8, 1998 in respect of the Tallahassee, Panama City and Ocala, Florida markets. In that reauction, the successful bidders paid a total of $2.7 million for those three 15 MHz licenses returned by Fortunet versus the $15.8 million paid by Fortunet. As a result of this auction, Interactive recorded a further write down of its investment of $15.4 million, including capitalized costs, to reflect the amount bid for the similar licenses in the reauction.

In February 2000, Fortunet merged with Sunshine PCS Corporation, which by way of a spin-off from Lynch Interactive became a public company. It traded under the symbol SUNPA.

On December 31, 2003, Sunshine, after undergoing appropriate corporate and regulatory processes, sold its three 15 MHz licenses to Cingular Wireless for $13.75 million. Interactive received $7.6 million as part of the sale transaction versus its cash investment of $21 million it initially invested in the original five entities in 1992.

I.   Subsequent Event

On April 30, 2004, the Company acquired a 37% interest in an entity whose principal assets consist of a $6.0 million subordinated note and a 17% equity interest in Lynch Telephone Corporation, which is an 83% owned subsidiary of the Company. The acquisition cost of this interest will be $5.0 million, which has been funded through the issuance of a five-year amortizing subordinated note of the parent.

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
        ------------------------------------------------------------------------
        of Operations
        -------------

Forward Looking Information
---------------------------

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

Interactive generates cash and earns telecommunications revenues primarily from local network access, intrastate and interstate access revenue and from state and federal USF support mechanisms. Due to the nature of the Company's regulated telephone operations revenues and operating expenses are relatively stable period to period.

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

The following are the material opportunities, challenges and risks that Interactive's executives are currently focused on and what actions are being taken to address the concerns:

o Universal Service Reform: The Federal-State Joint Board on Universal Service (Joint Board) issued a recommendation that the FCC modify the USF support mechanisms for RLECs such as those owned by the Company. The Company will participate with the RLEC industry to analyze the potential impact of the Joint Board's recommendation and provide the FCC information with the potential impact to customers and RLECs in rural America. Total USF support payments are material to the Company's financial results.

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

Three months ended March 31, 2004 compared to March 31, 2003
------------------------------------------------------------

The following is a breakdown of revenues and operating costs and expenses for the first quarter ended March 31, 2004 and 2003 (in thousands):

                                               First Quarter ended March 31, Increase
                                                                            (Decrease)
                                                --------------------------------------
                                                   2004           2003
                                                --------------------------------------
                                                               (Unaudited)
Revenues:
Local access .................................   $ 3,002        $ 3,031      $   (29)
Interstate access ............................     9,540          9,057          483
Intrastate access ............................     3,994          3,923           71
Other telephone ..............................       722            733          (11)
Other business ...............................     4,630          4,559           71
                                                 -------        -------      -------
  Total ......................................    21,888         21,303          585
                                                 -------        -------      -------

Operating Cost and Expense:
Cost of revenue ..............................     7,480          7,437           43
General and administrative costs at operations     3,326          3,407          (81)
Corporate office expenses ....................       973            770          203
Depreciation and amortization ................     5,221          4,915          306
                                                 -------        -------      -------
  Total ......................................    17,000         16,529          471
                                                 -------        -------      -------
  Operating profit ...........................   $ 4,888        $ 4,774      $   114
                                                 =======        =======      =======

Total revenues for the three months ended March 31, 2004 increased by $0.6 million, or 2.7%, to $21.9 million compared to the first quarter of 2003. Local access revenue decreased by $29,000 in the first quarter of 2004 resulting from a 1.8% decrease in access lines, which was offset by the sale of additional features and rate increases. Interstate access revenue increased $0.5 million in the first quarter of 2004 primarily due to infrastructure development undertaken in 2002 and 2003, which entitled the company to increased USF support primarily at the Haviland Telephone Company in Kansas. The Company's February 1, 2004 acquisition of a small cable company in Utah resulted in $0.1 million increase in other business revenue. Other business revenue also benefited from revenue growth at a competitive local exchange carrier in Kansas.

Total costs and expenses increased by $0.5 million to $17.0 million in the first quarter of 2004. Costs of revenue and general and administrative costs incurred at the operations were relatively flat. Corporate office expenses increased $0.2 million resulting from $0.4 million of legal costs incurred defending the "qui tam" litigation in the first quarter of 2004 offset by the absence of costs incurred in the first quarter of 2003 relating to stock options issued which were subsequently reversed in the second quarter of 2003. Depreciation and amortization increased $0.3 million primarily as a result of the Haviland capital spending program.

As a result of the above, operating profit for the three months ended March 31, 2004, increased by $.1 million to $4.9 million compared to the first quarter of 2003.

EBITDA

EBITDA represents the Company's earnings before interest, taxes, depreciation and amortization. EBITDA is not intended to represent cash flows from operating activities and should not be considered as an alternative to net income or loss (as determined in conformity with generally accepted accounting principles), as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. EBITDA from operations is presented herein because the Company's chief operating decision maker evaluates and measures each business unit's performance based on their EBITDA results. The Company believes that EBITDA from operations is the most accurate indicator of the Company's results, because it focuses on revenue and operating cost items driven by operating managers' performance, and excludes non-recurring items and items largely outside of operating managers' control. In addition, Interactive utilizes EBITDA as one of its metrics for valuing potential acquisitions. The following table reconciles EBITDA to Operating profit and to Income before income taxes and minority interests (in thousands).

                                  First Quarter ended March 31,        Increase
                                                                      (Decrease)
                                  ----------------------------------------------
                                      2004             2003
                                  ----------------------------------------------
                                                                     (Unaudited)

EBITDA from operations .........   $ 11,082         $ 10,459         $    623
Corporate office expenses ......       (973)            (770)            (203)
                                   --------         --------         --------
  Total EBITDA .................     10,109            9,689              420
Depreciation ...................      5,069            4,768              301
Amortization ...................        152              147                5
                                   --------         --------         --------
  Operating profit .............      4,888            4,774              114
Investment income ..............        728              558              170
Interest expenses ..............     (2,819)          (3,026)             207
Equity in earnings of affiliates        712              384              328
                                   --------         --------         --------
  Income before income taxes and
    minority  interest             $  3,509         $  2,690         $    819
                                   ========         ========         ========

Other Income (Expense)
----------------------

For the three months ended March 31, 2004, investment income increased by $0.2 million due to a cash distribution from Sunshine PCS Corporation.

Interest expense decreased by $0.2 million in the first quarter of 2004 from the prior year due primarily to lower amount of borrowings, including lines of credit.

Equity in earnings of affiliates for the three-month ending March 31, 2004, increased from the same period in the previous year due to higher earnings at the Company's New Mexico cellular investments (RSA 3 and 5).

Income Tax Provision
--------------------

The income tax provision includes federal, as well as state and local taxes. The tax provision for the three months ended March 31, 2004 and 2003, represent effective tax rates of 41.4% and 40.0%, respectively. The difference between these effective rates and the federal statutory rate is principally due to state income taxes, including the effect of earnings attributable to different state jurisdictions.

Minority Interests
------------------

Minority interests decreased earnings by $0.5 million for the three months ended March 31, 2004, as compared to $0.2 million for the three months ended March 31, 2003. The change was due to higher earnings from the Company's New Mexico cellular investments.

Net Income
----------

Net income for the three months ended March 31, 2004, was $1.6 million, or $0.58 per share (basic and diluted), compared to a net income for the same period last year of $1.4 million, or $0.51 per share (basic and diluted). The Company has no dilutive instruments outstanding.

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

The Company's RLECs and other businesses need cash to fund their current operations, as well as future long-term growth initiatives. Each RLEC and other business finances its cash needs with cash generated from operations, by utilizing existing borrowing capacity or by entering into new long-term debt agreements. New business acquisitions are generally financed with a combination of new long-term debt, secured by the acquired assets, as well as cash from the Parent. While management expects that both Parent and the operating subsidiaries will be able to obtain adequate financing resources to enable the Company to meet its obligations, there is no assurance that such can be readily obtained or at reasonable costs. The Company is obligated under long-term debt provisions and lease agreements to make certain cash payments over the term of the agreements. The following table summarizes, as of March 31, 2004 for the periods shown, these contractual obligations and certain other financing commitments from banks and other financial institutions that provide liquidity:

                                                             Payments Due by Period
                                                                (In thousands)
                                                    Less than
                                           Total     1 year    1-3 years  4-5 years  After 5 years
                                         ---------------------------------------------------------

Long-term debt (a) ...................   $173,459   $ 13,071   $ 52,274   $ 46,058   $ 62,056
Operating leases .....................      2,259        504        919        510        326
Notes payable to banks ...............      3,535      3,535       --         --         --
Guarantees ...........................      3,750       --        3,750       --         --
                                         --------   --------   --------   --------   --------
Total contractual cash obligations and
  commitments ........................   $183,003   $ 17,110   $ 56,943   $ 46,568   $ 62,382
                                         ========   ========   ========   ========   ========

(a)  Does not include interest payments on debt.

A subsidiary of the Company has guaranteed $3.8 million of an equity investees' total debt of $9.9 million. The guarantee is in effect for the duration of the loan which expires on December 31, 2005 and would be payable if the equity investee fails to make such payment in accordance with the terms of the loan.

The Parent Company has a short-term line of credit facility, which expires August 31, 2004, with maximum availability totaling $10.0 million, all of which was available at both March 31, 2004 and December 31, 2003. The Company is pursuing various financing alternatives including renewal of the line of credit, refinancing substantially all or individual pieces of its currently outstanding debt, and sale of certain investments. The Company expects that this line of credit facility will be renewed in August 2004. While it is management's belief that the Company will have adequate resources to fund operations over the next twelve months, there can be no assurance that the Company will obtain financing on terms acceptable to management. The renewal of the line of credit is a critical element of the Company's financing strategy.

At March 31, 2004, total debt (including notes payable to banks) was $177.0 million, a decrease of $2.2 million from December 31, 2003. At March 31, 2004, there was $122.0 million of fixed interest rate debt outstanding averaging 6.9% and $55.1 million of variable interest rate debt averaging 4.2%. The debt at fixed interest rates includes $34.4 million of subordinated notes at interest rates averaging 9.6% issued to sellers as part of acquisitions. The long-term debt facilities at certain subsidiaries are secured by substantially all of such subsidiaries assets, while at other subsidiaries it is secured by the common stock of such subsidiaries. In addition, the debt facilities contain certain covenants restricting distribution to Lynch Interactive. At March 31, 2004 and December 31, 2003, substantially all of the subsidiaries' net assets are restricted.

Interactive has a high degree of financial leverage. The ratio of total debt to equity was 5.5 to 1 as of March 31, 2004 and 6.0 to 1 as of December 31, 2003. Certain subsidiaries also have high debt to equity ratios. Management believes that it is currently more beneficial to hold excess cash at certain of our subsidiaries rather than utilizing the cash to pay-down existing credit facilities.

As of March 31, 2004, Interactive had current assets of $41.3 million and current liabilities of $32.7 million resulting in a working capital surplus of $8.7 million compared to a surplus of $7.2 million at December 31, 2003.

Sources and Uses of Cash
------------------------

Cash at March 31, 2004, was $29.6 million, an increase of $3.0 million compared to December 31, 2003. During the first quarter of 2004, net cash provided by operations of $8.0 million were primarily used to invest in plant and equipment and repay debt.

Capital expenditures were $2.6 million in the first quarter of 2004 and $4.2 million in 2003 which is predominantly spent at the RLECs and will be included in their rate bases for rate setting purposes. Capital expenditures in 2004 are expected to be approximately $21 million, most of which will be added to the RLEC rate bases. External financing is currently in place for approximately $7 million of these expenditures. The remainder will be financed from internal sources.

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

Subsequent to the spin-off by Lynch Corporation, the Board of Directors of Lynch Interactive Corporation authorized the purchase of up to 100,000 shares of common stock. Through March 31, 2004, 50,300 shares had been purchased at an average cost of $32.22.

Lynch Corporation, the Company's predecessor, has not paid any cash dividends on its common stock since 1989. The Company has not paid any cash dividends since its inception in 1999. The Company may consider paying dividends in the future depending upon the needs of its businesses. Further financing may limit or prohibit the payment of dividends.

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

Recently Issued Accounting Pronouncements
-----------------------------------------

The Financial Accounting Standards Board (FASB" issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN 46) in January 2003 and revised it in December 2003 (FIN 46R). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46R must be applied for the first interim or annual period ending after March 15, 2004 for both new and existing variable interest entities. Certain less than 50% owned investments in limited liability companies, which were considered to be variable interest entities, needed to be consolidated as a result of the implementation of FIN 46. The effect of consolidating such operations resulted in increasing intangible assets and decreasing investments in and advances to affiliated companies by approximately $2 million and had no other significant effect on the

Company's consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosure about Market Risk

The Company is exposed to market risks relating to changes in the general level of U.S. interest rates. Changes in interest rates affect the amount of interest earned on the Company's cash equivalents and short-term investments (approximately $29.6 million at March 31, 2004 and $26.6 million at December 31,
2003). The majority of the Company's debt is fixed rate and the Company generally finances the acquisition of long-term assets by borrowing on a fixed long-term basis. The Company does not use derivative financial instruments for trading or speculative purposes. Management does not foresee any significant changes in the strategies used to manage interest rate risk in the near future, although the strategies may be reevaluated as market conditions dictate. As of March 31, 2004, the fair value of debt was approximately equal to its carrying value.

At March 31, 2004 and December 31, 2003, approximately $55.1 million and $56.4 million, respectively, or 31% and 34% of Interactive's long-term debt and notes payable bears interest at variable rates. Accordingly, the Company's earnings and cash flows are affected by changes in interest rates. Assuming the current level of borrowings for variable rate debt and assuming a one percentage point change in the 2004 average interest rate under these borrowings, it is estimated that Interactive's interest expense for the three months ended March 31, 2004 would have changed by approximately $0.1 million. In the event of an adverse change in interest rates, management would likely take actions to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, no such actions are assumed. As of March 31, 2004, if the Company were to convert a significant portion of its variable interest rate debt into fixed interest rates, such conversion could increase interest expense for the three months ended March 31, 2004 by $0.4 million assuming that variable rates remain constant. Further, such analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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

History of Lynch's "C" Block Activities
---------------------------------------

On December 18, 1995, Lynch Interactive Corporation (through its predessor Lynch Corporation) had investments in five entities that participated in the Federal Communications Commission Auction for Broadband PCS "C" Block Spectrum (Auction
5). When the auction closed, on May 6, 1996, these five entities, on a combined basis, were the higher bidders for thirty-one 30 MHz licenses at a gross cost of $288.2 million. These entities were initially put together under the FCC's initiative to include, among others, qualified women, African Americans, Native Americans and Asian Americans. As a result of changes in these initiatives, these same individuals were qualified as small businesses and remained eligible as bidders. These entities received $72 million of bidding credits, and accordingly the net cost was $216.2 million. The federal government provided financing for 90% of the cost of these licenses, or $194.6 million. Lynch's investments in these entities totaled $21 million.

Events during and subsequent to Auction 5, made financing these licenses through the capital markets much more difficult than originally anticipated. On April 18, 1997, in order to obtain some economies of scale, the five entities merged into Fortunet Communications, Inc. The FCC, in partial response to actions by Nextwave and others, promoted a plan of refinancing of "C" block. In 1997, many of the license holders from Auction 5, including Fortunet, petitioned the FCC for relief in order to afford these small businesses the opportunity to more realistically restructure and build out their systems. The response from the FCC, which was announced on September 26, 1997 and modified on March 24, 1998, afforded license holders four options. One of these options was the resumption of current debt payments, which had been suspended earlier in 1997 for all such license holders.

On June 8, 1998, Fortunet selected to apply its eligible credits relating to its original down payment to the purchase of three licenses for 15 MHz of PCS spectrum in Tallahassee, Panama City and Ocala, Florida. Consistent with an FCC promulgated disaggregation alternative, Fortunet surrendered all the remaining licenses and forfeited 30% of its original down payment in full satisfaction of the government debt and the forgiveness of all accrued interest. Accordingly, Fortunet retained 15 MHz of spectrum in the three Florida markets covering a population of approximately 962,000 at a net auction cost of $15.8 million. As a result of following this FCC process, Fortunet lost $6.0 million of its down payment. The disaggregation also resulted in a reduction of the bidding credits to $5.3 million. Yet, the attorneys for the plaintiff continue to state that the "C" Block entities were involved in receiving $72 million of bidding credits. Either they didn't do their homework or choose deliberately to ignore the fact of the disaggregation. A lawyer for many applications for FCC licenses, Mr. Taylor is intimately aware of the details of these FCC initiated alternatives to the "C" Block, as was and should be his law firm. As a result of this decision, during 1997, Interactive recorded a $7.0 million write down of its investment in Fortunet.

On April 15, 1999, the FCC completed a reauction of all the C-Block licenses that were surrendered, including the 15 MHz of spectrum that Fortunet returned to the FCC on June 8, 1998 in respect of the Tallahassee, Panama City and Ocala, Florida markets. In that reauction, the successful bidders paid a total of $2.7 million for those three 15 MHz licenses returned by Fortunet versus the $15.8 million paid by Fortunet. As a result of this auction, Interactive recorded a further write down of its investment of $15.4 million, including capitalized costs, to reflect the amount bid for the similar licenses in the reauction.

In February 2000, Fortunet merged with Sunshine PCS Corporation, which by way of a spin-off from Lynch Interactive became a public company. It traded under the symbol SUNPA.

On December 31, 2003, Sunshine, after undergoing appropriate corporate and regulatory processes, sold its three 15 MHz licenses to Cingular Wireless for $13.75 million. Interactive received $7.6 million as part of the sale transaction versus its cash investment of $21 million it initially invested in the original five entities in 1992.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibit 31.1 - Chief Executive Officer Section 302 Certification
     Exhibit 31.2 - Chief Financial Officer Section 302 Certification
     Exhibit 32.1 - Chief Executive Officer Section 906
                    Certification.
     Exhibit 32.2 - Chief Financial Officer Section 906 Certification.

                                    SIGNATURE


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          LYNCH INTERACTIVE CORPORATION
                                             (Registrant)

                                          /s/ Robert E. Dolan
                                              --------------------
                                          Robert E. Dolan
                                          Chief Financial Officer

May 17, 2004