Form 10-Q
period 2004-06-30
LYNCH INTERACTIVE CORP
filed 2004-08-16
CIK 1088771

SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004
                               -------------

                                                         or

     [  ] TRANSITION  REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------   ----------

Commission File No.     1-15097
                        -------


                          LYNCH INTERACTIVE CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


Delaware                                                06-1458056
--------------------------------------------------------------------------------
State or other jurisdiction of                       I.R.S. Employer
incorporation or organization)                     Identification No.)



401 Theodore Fremd Avenue, Rye, New York                  10580
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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).Yes No X

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practical date.


            Class                                  Outstanding atJuly 31, 2004
            -----                                  ---------------------------
Common Stock, $.0001 par value                              2,769,951

                                      INDEX
                                      -----

                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES
                 ----------------------------------------------

PART I. FINANCIAL INFORMATION


Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets:
          -       June 30, 2004
          -       December 31, 2003
          -       June 30, 2003

         Condensed Consolidated Statements of Operations:
          -       Three and six months ended June 30, 2004 and 2003

         Condensed Consolidated Statements of Cash Flows:
          -       Three and six months ended June 30, 2004 and 2003

         Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Item 4. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits and Reports on Form 8-K


SIGNATURE
---------

CERTIFICATIONS
--------------

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
        --------------------


                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                 June 30,   December 31,   June 30,
                                                                  2004        2003          2003
                                                             --------------------------------------
                                                               (Unaudited)   (Audited)  (Unaudited)
ASSETS
Current Assets:

Cash and cash equivalents ...............................   $  25,932    $  26,556    $  25,526
  Receivables, less allowances of $291,
    $262 and $258, respectively ...........................       8,456        8,183        8,553
  Material and supplies ...................................       3,240        2,597        3,300
  Prepaid expenses and other current assets ...............       3,011        1,272        1,290
                                                              ---------    ---------    ---------
Total Current Assets ......................................      40,639       38,608       38,669

Property, Plant And Equipment:
  Land ....................................................       1,111        1,111        1,104
  Buildings and improvements ..............................      17,555       17,549       17,538
  Machinery and equipment .................................     214,409      209,455      201,560
                                                              ---------    ---------    ---------
                                                                233,075      228,115      220,202
  Less: Accumulated Depreciation ..........................    (111,672)    (102,556)     (97,285)
                                                              ---------    ---------    ---------
                                                                121,403      125,559      122,917
Goodwill ..................................................      60,580       60,580       60,580
Other intangibles .........................................      10,953        8,168        8,316
Investments in and advances to affiliated entities ........      10,523        7,223       10,580
Other assets ..............................................      13,427       12,048       12,366
                                                              ---------    ---------    ---------
Total assets ..............................................   $ 257,525    $ 252,186    $ 253,428
                                                              =========    =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable to banks ..................................   $   6,450    $   3,456    $  11,623
  Trade accounts payable ..................................       3,606        5,336        3,118
  Accrued interest payable ................................         757          697          372
  Accrued liabilities .....................................       9,952        8,732       15,086
 Current maturities of long-term debt .....................      13,959       13,162       18,619
                                                              ---------    ---------    ---------
Total current liabilities .................................      34,724       31,383       48,818
Long-term debt ............................................     160,721      162,621      160,720
Deferred income taxes .....................................      15,930       15,517        6,659
Other liabilities .........................................       2,962        3,015        2,941
                                                              ---------    ---------    ---------
  Total liabilities .......................................     214,337      212,536      219,138

Minority Interests ........................................      10,784        9,763        9,246

Commitments and Contingencies

Shareholders' equity
  Common stock, $0.0001 par value-10,000,000
    shares authorized; 2,824,766 issued; 2,771,751
     2,779,951 and 2,782,751 outstanding ..................        --           --           --
  Additional paid-in capital ..............................      21,406       21,406       21,406
  Retained earnings .......................................      11,256        9,269        4,448
  Accumulated other comprehensive income ..................       1,453          686          599
  Treasury stock, 53,015, 44,815 and 42,015 shares, at cost      (1,711)      (1,474)      (1,409)
                                                              ---------    ---------    ---------
Total shareholder's equity ................................      32,404       29,887       25,044
                                                              ---------    ---------    ---------
Total liabilities and shareholders' equity ................   $ 257,525    $ 252,186    $ 253,428
                                                              =========    =========    =========

See accompanying Notes to Condensed Consolidated Financial Statements.



                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (UNAUDITED) (In thousands,
                            except per share amounts)

                                                     Three Months Ended      Six Months Ended
                                                            June 30,              June 30,
                                                    -------------------------------------------
                                                      2004         2003       2004        2003
                                                    -------------------------------------------
Revenues ........................................   $ 21,631    $ 21,343    $ 43,519    $ 42,646

Costs and expenses:
Cost of revenue .................................      7,671       7,304      15,151      14,741
General and administrative costs at operations ..      3,533       3,335       6,859       6,742
Corporate office expenses .......................      2,273       1,098       3,246       1,868
Depreciation and amortization ...................      4,927       4,913      10,148       9,828
                                                    --------    --------     -------    --------
    Total Expense ...............................     18,404      16,650      35,404      33,179
                                                    --------    --------    --------    --------
Operating profit ................................      3,227       4,693       8,115       9,467
Combined total

Other income (expense):
   Investment income ............................         82          98         810         656
   Interest expense .............................     (2,851)     (2,999)     (5,670)     (6,025)
   Equity in earnings of affiliated companies ...        886         679       1,598       1,063
                                                    --------     -------    --------    --------
                                                      (1,883)     (2,222)     (3,262)     (4,306)
                                                    --------     -------    --------    --------
Income before income taxes and minority interests      1,344       2,471       4,853       5,161
Provision for income taxes ......................       (473)       (875)     (1,922)     (1,951)
Minority interests ..............................       (487)       (440)       (944)       (641)
                                                    --------     -------    --------    --------
Net income ......................................   $    384    $  1,156    $  1,987    $  2,569
                                                    ========    ========    ========    ========

Basic and diluted weighted average shares outstanding  2,774       2,787       2,775       2,789

Basic and diluted earnings per share                $   0.14    $   0.41    $   0.72    $   0.92

      See accompanying Notes to Condensed Consolidated Financial Statements.




                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                           (UNAUDITED) (in thousands,
                               except share data)



                                                                                     Accumulated
                                  Shares of                                             Other
                                   Common                 Additional                Compre-hensive
                                    Stock     Common       Paid-in      Retained       Income        Treasury
                                 Out-standing   Stock      Capital      Earnings                       Stock      Total
                                 ---------------------------------------------------------------------------------------

Balance as of December  31,        2,779,951       $  0       $21,406       $9,269          $ 686     $(1,474)    $29,887
2003
Net income for the period                 --         --            --        1,987             --           --      1,987
Unrealized losses on available
for sale securities, net                  --         --            --           --            767           --        767
                                                                                                                ----------
Comprehensive income                      --         --            --           --             --           --      2,754
                                                                                                                ----------
Purchase of treasury stock           (8,200)         --            --           --             --        (237)      (237)
                                  ----------       ----       -------      -------         ------     -------   ----------
Balance at June 30, 2004           2,771,751       $  0       $21,406      $11,256         $1,453     $(1,711)    $32,404
                                 ============ ========== ============= ============ ============== ============ ==========

See accompanying Note to Condensed Consolidated Financial Statements.

                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED) (In thousands)


                                                                              Six Months Ended
                                                                                  June 30,
                                                                        ----------------------
                                                                           2004         2003
                                                                        ----------------------
Operating activities:
Net Income ..........................................................   $  1,987    $  2,569
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization ....................................     10,148       9,828
   Equity in earnings of affiliated companies .......................     (1,598)     (1,063)
   Minority interests ...............................................        944         641
   Changes in operating assets and liabilities:
        Receivables .................................................       (226)        363
        Accounts payable and accrued liabilities ....................       (368)       (476)
   Other ............................................................     (2,112)        212
                                                                        --------    --------
Net cash provided by operating activities ...........................      8,775      12,074
                                                                        --------    --------

Investing activities:
Capital expenditures ................................................     (6,307)     (9,927)
Acquisition of business .............................................     (4,877)       --
Acquisition of subscriber lists .....................................       (150)       (369)
Investment in and advances to affiliated entities ...................        (63)       (546)
Distributions received from investments .............................        879         409
Other ...............................................................       (217)       (463)
                                                                        --------    --------
Net cash used in investing activities ...............................    (10,735)    (10,896)
                                                                        --------    --------

Financing activities:
Issuance of long term debt ..........................................      5,599       8,748
Repayments of long term debt ........................................     (6,702)     (6,030)
Net proceeds (repayments) on lines of credit ........................      2,994      (1,259)
Purchase of treasury stock ..........................................       (237)       (222)
Other ...............................................................       (318)       (245)
                                                                        --------    --------
Net cash provided by financing activities ...........................      1,336         992
                                                                        --------    --------
Net increase (decrease) in cash and cash equivalents ................       (624)      2,170
Cash and cash equivalents at beginning of period ....................     26,556      23,356
                                                                        --------    --------
Cash and cash equivalents at end of period ..........................   $ 25,932    $ 25,526
                                                                        ========    ========

Cash paid for:
  Interest expense ..................................................   $  5,509    $  5,983
                                                                        ========    ========
  Income taxes ......................................................   $  1,703    $  1,424
                                                                        ========    ========

See accompanying Notes to Condensed Consolidated Financial Statements.

                  LYNCH INTERACTIVE CORPORATION & SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.   Basis of Presentation

Lynch Interactive Corporation ("Interactive" or the "Company") consolidates the operating results of its telephone and cable television subsidiaries (81%-100% owned at June 30, 2004, December 31, 2003 and June 30, 2003). In addition, certain less than 50% owned investments in limited liability companies which were accounted for in accordance with the equity method of accounting as of December 31, 2003 have been consolidated at June 30, 2004. See Note B. All material intercompany transactions and balances have been eliminated. Investments in affiliates in which the Company does not have a majority voting control are accounted for in accordance with the equity method. The Company accounts for the following affiliated companies on the equity basis of accounting: Coronet Communications Company (20% owned at June 30, 2004, December 31, 2003 and June 30, 2003), Capital Communications Company, Inc. (49% owned at June 30, 2004, December 31, 2003 and June 30, 2003; we note, however, that Interactive owns a convertible preferred stock which, if converted, would increase its ownership in Capital Communications to 50%) and the cellular partnership operations in New Mexico (both 33% owned at June 30, 2004, December 31, 2003 and June 30, 2003).

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Articles 10 and 11 of Regulation S-X. Accordingly, they are not audited and do not include all of the information and footnotes required for complete financial statements. The consolidated financial statements and footnotes included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2003. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to current year presentation.


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

C.   Acquisitions and Dispositions

In March 2004, the Company signed an agreement to acquire California-Oregon Telecommunications Company ("Cal-Ore") located in Dorris, California. Cal-Ore's subsidiary Cal-Ore Telephone Company is the incumbent service provider for a rural area of about 850 square miles along the Northern California border with Oregon with approximately 2,500 access lines. Cal-Ore's other businesses include an Internet service provider, a CLEC that is planning to provide services in the surrounding area and interests in certain cellular partnerships. The acquisition price is $21.2 million, subject to certain closing adjustments. The acquisition will close subject to meeting certain conditions, including approval by the California Public Utilities Commission and other regulatory authorities. Therefore, the Company's consolidated financial statements for the three and six months ended June 30, 2004 do not include the results of Cal-Ore.

In February 2004, Central Telecom Services, LLC, a 100% owned subsidiary of the Company completed the acquisition of cable television assets at a cost of $0.4 million. The allocation of the purchase price to the assets acquired and liabilities assumed was based on estimates of fair value, including $50,000 allocated to other intangibles for the subscriber list.

On April 30, 2004, the Company acquired a 37% interest in an entity (KMG) whose principal asset consist of a $6.0 million subordinated note and a 17% equity interest in Lynch Telephone Corporation, a 83% owned subsidiary of the Company. The remaining 63% ownership of KMG is held by the members or management of Western New Mexico Telephone Company, Inc. The Company issued a $4.5 million, 8.5% five-year amortizing subordinated note to acquire such interest. In addition to the above mentioned assets, KMG owns a lumber yard in Andrews, Texas, and other investments.

D.   Investments in Affiliated Companies

Interactive has equity investments in both broadcasting and telecommunications companies.

Summarized financial information for companies accounted for by the equity method as of and for the three and six months ended June 30, 2004 and 2003 and as of December 31, 2003 is as follows (in thousands):


                                                   Broadcasting Combined Information
                                                    June 30,  December 31, June 30,
                                                     2004       2003        2003
                                                   --------------------------------

Current assets .................................   $  5,163    $  5,330    $  5,404
Property, plant & equipment, intangibles & other      8,749       9,615      10,103
                                                   --------    --------    --------
Total assets ...................................   $ 13,912    $ 14,945    $ 15,507
                                                   ========    ========    ========

Current liabilities ............................   $  2,400    $  3,182    $  3,127
Long term liabilities ..........................     15,756      16,483      17,020
Equity .........................................     (4,244)     (4,720)     (4,640)
                                                   --------    --------    --------
Total liabilities & equity .....................   $ 13,912    $ 14,945    $ 15,507
                                                   ========    ========    ========

Three months ended
Revenues .......................................   $  3,204                $  3,115
Gross profit ...................................      1,062                     771
Net (Loss) Profit ..............................        328                      12




Six months ended
Revenues .......................................   $ 6,694                   $ 5,738
Gross profit ...................................     2,318                     1,455
Net (Loss) Profit...............................       682                      (212)



                                                Telecommunications Combined Information
                                                    June 30,   December 31, June 30,
                                                     2004        2003        2003
                                                   ---------------------------------

Current assets .................................   $31,064     $30,340     $11,694
Property, plant & equipment, intangibles & other    26,350      27,114      27,291
                                                   -------     -------     -------
Total assets ...................................   $57,414     $57,454      38,985
                                                   =======     =======     =======

Current liabilities ............................   $22,107     $23,073     $ 5,397
Long term liabilities ..........................     8,223       9,056      10,913
Equity .........................................    27,084      25,325      22,675
                                                   -------     -------     -------
Total liabilities & equity .....................   $57,414     $57,454     $38,985
                                                   =======     =======     =======

Three months ended
Revenues .......................................   $14,443                 $11,476
Gross profit ...................................     6,567                   4,151
Net income .....................................     4,357                   3,161

Six months ended
Revenues .......................................   $26,749                 $21,981
Gross profit ...................................    12,042                   7,580
Net income .....................................     7,652                   5,679


At June 30, 2004, December 31, 2003, and June 30, 2003 the Company's investment in Coronet Communications Company ("Coronet") was carried at a negative $688,000, a negative $810,000, and a negative $793,000 respectively, due to the Company's guarantee of $3.8 million of Coronet's third party debt. Long-term debt of Coronet, at June 30, 2004, totaled $9.8 million due to a third party lender, which is due in quarterly payments through December 31, 2005. The Company's investment in Capital Communications Company, Inc. was carried at $0 for all periods.

In March 2004, a wholly owned  subsidiary  of Brighton  Communications  invested
$250,000   for  a  7%   interest   in  an   entity   which   provides   wireline
telecommunication transport services in New York State.

On April 30, 2004, the Company acquired a 37% interest in KMG whose principal assets consist of a $6.0 million subordinated note and a 17% equity interest in Lynch Telephone Corporation, which is an 83% owned subsidiary of the Company.

E.   Indebtedness

Interactive maintains a short-term line of credit facility totaling $10.0 million. This facility was renewed during the third quarter of 2003 and currently expires on August 31, 2004. The Company expects to refinance this line of credit at current or somewhat lower borrowing levels. Borrowings under this facility were $2.6 million, zero and $8.3 million at June 30, 2004, December 31, 2003 and June 30, 2003, respectively. Long-term debt consists of (all interest rates are at June 30, 2004) (in thousands):


                                                                                     June 30,        December 31,      June 30,
                                                                                      2004              2003             2003
                                                                                  --------------------------------------------------

Rural Electrification Administration ("REA") and Rural Telephone Bank (`RTB")
notes payable due from 2006 to 2027 at fixed interest rates ranging from 2% to
7.5%. (5% weighted average, secured by assets of the telephone
companies with a net book value of $150 million) ...............................   $  58,787        $  59,917        $  58,878

Bank Credit facilities utilized by certain telephone and telephone holding companies due from 2005 to 2016, $25.9 million at fixed interest rates averaging
7.8 % and $48.6
million at variable interest rates averaging 3.7%  .............................      74,548           78,646           82,681

Unsecured notes issued in connection with acquisitions
through 2006, at fixed interest rates of 8.0% to 10.0% .........................      38,889           34,389           34,634

Other ..........................................................................       2,456            2,831            3,146
                                                                                   ---------        ---------        ---------
                                                                                     174,680          175,783          179,339
Current maturities .............................................................     (13,959)         (13,162)         (18,619)
                                                                                   ---------        ---------        ---------
                                                                                   $ 160,721        $ 162,621        $ 160,720
                                                                                   =========        =========        =========

On April 30, 2004 a subsidiary of the Company issued a $4.5 million, 8.5% five-year amortizing subordinated note in connection with the acquisition of KMG, which is classified as unsecured notes in the above table.

F.   Comprehensive Income

Other comprehensive income, net of tax, which consists of unrealized gains (losses) on available for sale securities, for the three and six month periods ended June 30, 2004 and 2003 are as follows (in thousands):


                                    Three Months Ended    Six Months Ended
                                       June 30,               June 30,
                                   -------------------  --------------------
                                     2004       2003       2004       2003
                                   -------------------  --------------------

Net income .....................   $   384    $ 1,156    $ 1,987    $ 2,569
Unrealized gains ...............       305        218      1,166        104
Tax effect .....................      (104)       (87)      (399)       (39)
                                   -------    -------    -------    -------
  Net other comprehensive income       201        131        767         65
                                   -------    -------    -------    -------
Comprehensive income ...........   $   585    $ 1,287    $ 2,754    $ 2,634
                                   =======    =======    =======    =======


G.   Treasury Stock Purchases

During the six months ended June 30 2004, the Company purchased 8,200 shares of its common stock for treasury at an average investment of $28.89 per share.

H.   Litigation

Interactive and several other parties, including Interactive's CEO, and Fortunet Communications, L.P., which was Sunshine PCS Corporation's predecessor-in-interest, have been named as defendants in a lawsuit brought under the so-called "qui tam" provisions of the federal False Claims Act in the United States District Court for the District of Columbia. The complaint was filed under seal with the court on February 14, 2001. At the initiative of one of the defendants, the seal was lifted on January 11, 2002. Under the False Claims Act, a private plaintiff, termed a "relator," may file a civil action on the U.S. government's behalf against another party for violation of the statute. In return, the relator receives a statutory bounty from the government's litigation proceeds if he is successful.

The main allegation in the case is that the defendants participated in the creation of "sham" bidding entities that allegedly defrauded the federal Treasury by improperly participating in certain Federal Communications Commission (FCC) spectrum auctions restricted to small businesses, as well as obtaining bidding credits in other spectrum auctions allocated to "small" and "very small" businesses. While the complaint seeks to recover an unspecified amount of damages, which would be subject to mandatory trebling under the statute, a document filed by the relator with the Court on February 24, 2004 discloses an initial computation of damages of not less than $88 million resulting from bidding credits awarded to the defendants in FCC auctions and $120 million of unjust enrichment through the sale or assignment of licenses obtained by the defendants in FCC auctions, in each case prior to trebling. Although as discussed below, the bidding credits the defendants received were considerably less than the $88 million amount reported.

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

Interactive was formally served with the complaint on July 10, 2002. On September 19, 2002, the defendants filed two motions with the United States District Court for the District of Columbia: a motion to dismiss the lawsuit and a motion to transfer the action to the Southern District of New York. On November 25, 2002, the relator filed an opposition reply to our motion to dismiss and on December 5, 2002; the defendants filed a reply in support of its motion to dismiss. On September 30, 2003, the Court granted our motion to transfer the action to the Southern District of New York. A scheduling conference was held on February 10, 2004, at which time, the judge approved a scheduling order and discovery commenced.

On June 7, 2004, the defendants filed a motion to relator to refer the issues in this litigation to the Federal Communications Commission, which motion has been opposed by the relator. Discovery continues while the motion is under consideration by the Courts.

On July 28, 2004, the judge issued a ruling on the motion to dismiss, which in large part, denied the motion and allowed the discovery to continue (See the Company's website www.lynchinteractivecorp.com). Defendant bidding entities that did not win licenses were dismissed. Interactive and its subsidiaries remain parties to the litigation.

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

History of Lynch's "C" Block Activities
---------------------------------------

As part of the Omnibus Budget Resolution of 1993, Congress authorized its Federal Communications Commission to employ competitive bidding procedures to select among mutually exclusive applicants for certain spectrum bidding. Initially the FCC had an initiative to include, among others, qualified African Americans, Native Americans, Asian Americans and women. As a result of this, the FCC conducted auctions beginning in 1995 to allocate spectrum in a competitive manner. Lynch Interactive was a participating investor and/or service provider to various entities in the auction. In 2001, Interactive was named in a False Claim Act litigation with regard to its auction activities. Below is a history of our C-Block activities, the first auction Lynch Interactive was involved with as an investor and as a service provider.

On December 18, 1995, Lynch Interactive Corporation (through its predecessor Lynch Corporation) had investments in five entities that participated in the Federal Communications Commission Auction for Broadband PCS "C" Block Spectrum (Auction 5). When the auction closed, on May 6, 1996, these five entities, on a combined basis, were the higher bidders for thirty-one 30 MHz licenses at a gross cost of $288.2 million. These entities were initially put together under the FCC's initiative to include, among others, qualified women, African Americans, Native Americans and Asian Americans. As a result of changes in these initiatives, these same individuals were qualified as small businesses and remained eligible as bidders. These entities received $72 million of bidding credits, and accordingly the net cost was $216.2 million. The federal government provided financing for 90% of the cost of these licenses, or $194.6 million. Lynch's investments in these entities totaled $21 million.

Events during and subsequent to Auction 5, made financing these licenses through the capital markets much more difficult than originally anticipated. On April 18, 1997, among other reasons, in order to obtain some economies of scale, such as financing, the five entities merged into Fortunet Communications, Inc. The FCC, in partial response to actions by Nextwave and others, promoted a plan of refinancing of "C" block. In 1997, many of the license holders from Auction 5, including Fortunet, petitioned the FCC for relief in order to afford these small businesses the opportunity to more realistically restructure and build out their systems. The President of Fortunet, Karen Johnson, participated in an FCC sponsored forum on this issue on June 30, 1997 - see our website www.lynchinteractivecorp.com for an excerpt of this testimony. The response from the FCC, which was announced on September 26, 1997 and modified on March 24, 1998, afforded license holders four options. One of these options was the resumption of current debt payments, which had been suspended earlier in 1997 for all such license holders. Another option, amnesty, was to return all licenses and forgo any amounts deposited in exchange for forgiveness of the FCC debt. Other options include: disaggregation, splitting a 30 MHz license into two 15 MHz licenses and forgoing 50% of the amount deposited, or prepayment, return of certain licenses and utilize 70% of the amount deposited to acquire other licenses, 30% of the deposits would be forfeited.

On June 8, 1998, Fortunet elected to apply its eligible credits relating to its original down payment to the purchase of three licenses for 15 MHz of PCS spectrum in Tallahassee, Panama City and Ocala, Florida. Consistent with an FCC promulgated disaggregation alternative, Fortunet surrendered all the remaining licenses and forfeited 30% of its original down payment in full satisfaction of the government debt and the forgiveness of all accrued interest. Accordingly, Fortunet retained 15 MHz of spectrum in the three Florida markets covering a population of approximately 962,000 at a net auction cost of $15.8 million. As a result of following this FCC process, disaggregation resulted in a reduction of the bidding credits to $5.3 million.

Fortunet also lost $6.0 million of its down payment. A lawyer for many applications for FCC licenses, Mr. Taylor is aware of the details of these FCC initiated alternatives to the "C" Block, as was and should be his law firm. As a result of this decision, during 1997, Interactive recorded a $7.0 million write down of its investment in Fortunet.

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

On December 31, 2003, Sunshine, after undergoing appropriate corporate and regulatory processes, sold its three 15 MHz licenses to Cingular Wireless for $13.75 million. Interactive received $7.6 million as part of the sale transaction versus its cash investment of $21 million initially invested in the original five entities in 1992.

I.   Subsequent Events

Interactive was the high bidder on two licenses in Block 31, Buffalo, NY and Davenport, IA, for a total cost of $49,000 in the Federal Communications Communication conducted auction for 24 GHz spectrum which was held on July 27, 2004.

In addition, Interactive acted as the administrative bidding agent for Napoleon Communications, which was the high bidder in Phoenix, AZ, Las Vegas, NV, Reno, NV and Albuquerque, NM (Block 39) in that auction. Napoleon qualified as a very small business and received a bidding credit of 35%.

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
        ------------------------------------------------------------------------
        of Operations
        -------------

Forward Looking Information
---------------------------

Included in this Management Discussion and Analysis of Financial Condition and Results of Operations are certain forward looking financial and other information, including without limitation, the Company's effort to monetize certain assets, Liquidity and Capital Resources and Market Risk. It should be recognized that such information are estimates or forecasts based upon various assumptions, including the matters, risks, and cautionary statements referred to therein, as well as meeting the Company's internal assumptions regarding expected operating performance and the expected performance of the economy and financial markets as they impact Registrant's businesses. As a result, such information is subject to uncertainties, risks and inaccuracies, which could be material.

Overview
--------

Interactive has grown primarily through the selective acquisition of rural local exchange carriers ("RLECs") and by offering additional services such as Internet service, alarm services, long distance service and competitive local exchange carrier ("CLEC") service. From 1989 through the current period, Interactive acquired fourteen telephone companies, four of which have indirect minority ownership of 2% to 19%, whose operations range in size from approximately 800 to over 10,000 access lines. The Company's telephone operations are located in Iowa, Kansas, Michigan, New Hampshire, New Mexico, New York, North Dakota, Utah and Wisconsin.

The  telecommunications   industry  in  general  and  the  RLECs  that  comprise
Interactive's business face a number of economic or industry-wide issues and challenges.

o Regulatory- The Telecommunications Act of 1996 and other federal and state legislation and regulations have a significant impact on the industry and on rural carriers in particular. Interactive's telephone companies are all RLECs serving very high cost areas with a significant portion of their revenues being derived from federal or state support mechanisms, which are referred to as Universal Service Funds ("USF"). The revenues and margins of our RLEC subsidiaries are largely dependent on the continuation of such support mechanisms.

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

o Market challenges- Our phone companies are required to comply with industry-wide initiatives such as local number portability and the requirements of the Communications Assistance for Law Enforcement Acto ("CALEA") that are expensive to implement and that in some cases have limited demand in our markets.

Interactive generates cash and earns telecommunications revenues primarily from local network access, intrastate and interstate access revenue and from state and federal USF support mechanisms. Due to the nature of the Company's regulated telephone operations, revenues and operating expenses are relatively stable period to period.

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

o Interstate access revenues depend upon whether the RLEC has elected to be "cost-based" or has remained an "average schedule" carrier. The revenues of our ten cost-based carriers directly correlate to their approved rate of return on regulated net investment plus the amount of regulated operating expenses including taxes. The revenues of the Company's four average schedule subsidiaries correlate to usage based measurements such as access lines, interstate minutes-of-use, and the number and mileage of different types of circuits. The average schedule method is intended to be a proxy for cost-based recovery.

o USF subsidies are primarily driven by investments in specific types of infrastructure, as well as the operating expenses and taxes of the Company. Interstate and intrastate USF subsidies are included in the respective interstate and intrastate access revenue captions in the breakdown of revenue and operating expenses which follows.

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

o Long Distance revenues are only retained by the Company if it is providing the long distance service to the end user customer as the toll provider. For unaffiliated IXCs, we provide a billing service and receive an administrative handling fee.

The   following   are  material   opportunities,   challenges   and  risks  that
Interactive's executives are currently focused on and what actions are being taken to address the concerns:

o Universal Service Reform: There are two separate but associated proceedings related to universal service currently underway at the FCC. In June 2004, the FCC asked the Federal-State Joint Board on Universal Service ("Joint Board") to review the rules relating to the high-cost universal service support mechanisms for rural carriers and to determine the appropriate rural mechanism to succeed the five-year plan adopted in the Rural Task Force Order. In particular, the FCC asked the Joint Board to make recommendations on a long-term universal service plan that ensures that support is specific, predictable, and sufficient to preserve and advance universal service. The FCC asked the Joint Board to ensure that its recommendations are consistent with the goal of ensuring that consumers in rural, insular, and high-cost areas have access to telecommunications and information services at rates that are affordable and reasonably comparable to rates charged for similar services in urban areas. The FCC also asked the Joint Board to consider how support can be effectively targeted to rural telephone companies serving the highest cost areas, while protecting against excessive fund growth. In conducting its review, the Joint Board is supposed to take into account the significant distinctions among rural carriers, and between rural and non-rural carriers and consider all options for determining appropriate universal service support.

o In June 2004, the FCC also issued a Notice of Proposed Rulemaking seeking comment on whether the Joint Board's Recommended Decision should be adopted, in whole or in part, including the process for designation of eligible telecommunications carriers (ETCs) and the FCC's rules regarding high cost universal service support. In its Recommended Decision, the Joint Board recommended that the Commission adopt permissive federal guidelines for states to consider in ETC designation proceedings and that the FCC limit the scope of high-cost support to a single connection that provides a subscriber access to the public telephone network. The Company participated with the RLEC industry in comments to the FCC regarding the potential impact to customers and RLECs in rural America. Total USF support payments are material to the Company's financial results.

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

Three months ended June 30, 2004 compared to June 30, 2003
----------------------------------------------------------

The following is a breakdown of revenues and operating costs and expenses for the second quarter ended June 30, 2004 and 2003 (in thousands):


                                    Second Quarter ended June 30,
                                    -----------------------------  Increase
                                        2004      2003            (Decrease)
                                      -------------------------------------
                                       (Unaudited)
Revenues:
Local access ......................   $ 3,176   $ 3,103          $    73
Interstate access .................     9,351     9,151              200
Intrastate access .................     3,858     3,693              165
Other telephone ...................       555       835             (280)
Other business ....................     4,691     4,561              130
                                      -------   -------          -------
  Total ...........................    21,631    21,343              288
                                      -------   -------          -------

Operating Cost and Expense:
Cost of revenue ...................     7,671     7,304              367
General and administrative costs at
  operations ......................     3,533     3,335              198
Corporate office expenses .........     2,273     1,098            1,175
Depreciation and amortization .....     4,927     4,913               14
                                      -------   -------          -------
  Total ...........................    18,404    16,650            1,754
                                      -------   -------          -------
  Operating profit ................   $ 3,227   $ 4,693          $(1,466)
                                      =======   =======          =======


Total revenues for the three months ended June 30, 2004 increased by $0.3 million, or 1.3%, to $21.6 million compared to the second quarter of 2003. Local access revenue increased by $73,000 in the second quarter of 2004 resulting from the sale of additional features and rate increases, partially offset by a 1.0% decrease in access lines. Interstate access revenue increased $0.2 million in the second quarter of 2004 primarily due to infrastructure development undertaken in 2002 and 2003, which entitled the company to increased USF support primarily at the Haviland Telephone Company in Kansas. Such USF increase was partially offset by the loss of a telecommunications transport contract in Utah. The $0.3 million reduction in other telephone revenues resulted primarily from a one-time NECA adjustment to our previously reported rate base, which effects the amount of revenue that we were entitled to in prior periods. The Company's acquisition in February 2004 of a small cable company in Utah resulted in $0.1 million increase in other business revenue. Other business revenue also benefited from revenue growth at a competitive local exchange carrier in Kansas.

Total costs and expenses increased by $1.8 million to $18.4 million in the second quarter of 2004. Costs of revenue increased $0.4 million, or 5%, due to additional operating costs related to the additional infrastructure development in Haviland and to the February 2004 acquisition of a small cable television operation in Central Utah. General and administrative costs incurred at the operations were relatively flat. Corporate office expenses increased $1.2 million resulting from $0.8 million of legal costs incurred defending the "qui tam" litigation in the second quarter of 2004, $0.7 million of increased audit and consulting costs resulting from Sarbanes-Oxley implementation, offset by the absence in 2004 of a $0.3 million management incentive accrual recorded in the second quarter of 2003. Depreciation and amortization remained flat.

As a result of the above, operating profit for the three months ended June 30, 2004, decreased by $1.5 million to $3.2 million compared to the second quarter of 2003.

EBITDA
------

EBITDA represents the Company's earnings before interest, taxes, depreciation and amortization. EBITDA is not intended to represent cash flows from operating activities and should not be considered as an alternative to net income or loss (as determined in conformity with generally accepted accounting principles), as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. EBITDA from operations is presented herein because the Company's chief operating decision maker evaluates and measures each business unit's performance based on its EBITDA results. The Company believes that EBITDA from operations is the most accurate indicator of the Company's results, because it focuses on revenue and operating cost items driven by operating managers' performance, and excludes non-recurring items and items largely outside of operating managers' control. In addition, Interactive utilizes EBITDA as one of its metrics for valuing potential acquisitions. The following table reconciles EBITDA to Operating profit and to Income before income taxes and minority interests (in thousands).


                                  Second Quarter ended June 30,
                                  -----------------------------    Increase
                                     2004       2003              (Decrease)
                                  -----------------------------------------
                                      (Unaudited)

EBITDA from operations .........   $ 10,427    $ 10,704           $   (277)
Corporate office expenses ......     (2,273)     (1,098)            (1,175)
                                   --------    --------           --------
  Total EBITDA .................      8,154       9,606             (1,452)
Depreciation ...................      4,550       4,758               (208)
Amortization ...................        377         155                222
                                   --------    --------           --------
  Operating profit .............      3,227       4,693             (1,466)
Investment income ..............         82          98                (16)
Interest expenses ..............     (2,851)     (2,999)               148
Equity in earnings of affiliates        886         679                207
                                   --------    --------           --------
  Income before income taxes and
    minority  interest             $  1,344    $  2,471           $ (1,127)
                                   ========    ========           ========

Other Income (Expense)
----------------------

For the three months ended June 30, 2004, investment income decreased slightly due to lower yields on investable funds.

Interest expense decreased by $0.1 million in the second quarter of 2004 from the same period in the prior year due primarily to lower outstanding borrowings.

Equity in earnings of affiliates for the three-month ending June 30, 2004 increased from the same period in the previous year due to higher earnings at the Company's New Mexico cellular investments (RSA 3 and 5).

Income Tax Provision
--------------------

The income tax provision includes federal, as well as state and local taxes. The tax provision for the three months ended June 30, 2004 and 2003, represent effective tax rates of 35.2% and 35.4%, respectively. The difference between these effective rates and the federal statutory rate is principally due to state income taxes, including the effect of earnings attributable to different state jurisdictions.

Minority Interests
------------------

Minority interests decreased earnings by $0.5 million for the three months ended June 30, 2004, as compared to $0.4 million for the three months ended June 30, 2003

Net Income
----------

Net income for the three months ended June 30, 2004, was $0.4 million, or $0.14 per share (basic and diluted), compared to a net income for the same period last year of $1.2 million, or $0.41 per share (basic and diluted). The Company has no dilutive instruments outstanding.

Six months ended June 30, 2004 compared to June 30, 2003
--------------------------------------------------------

The following is a breakdown of revenues and operating costs and expenses for the six months ended June 30, 2004 and 2003 (in thousands):


                                   Six Months ended June 30,
                                      -----------------     Increase
                                        2004      2003     (Decrease)
                                      ------------------------------
                                         (Unaudited)
Revenues:
Local access ......................   $ 6,178   $ 6,134   $    44
Interstate access .................    18,891    18,209       682
Intrastate access .................     7,852     7,616       236
Other telephone ...................     1,278     1,568      (290)
Other business ....................     9,320     9,119       201
                                      -------   -------   -------
  Total ...........................    43,519    42,646       873
                                      -------   -------   -------

Operating Cost and Expense:
Cost of revenue ...................    15,151    14,741       410
General and administrative costs at
  operations ......................     6,859     6,742       117
Corporate office expenses .........     3,246     1,868     1,378
Depreciation and amortization .....    10,148     9,828       320
                                      -------   -------   -------
  Total ...........................    35,404    33,179     2,225
                                      -------   -------   -------
  Operating profit ................   $ 8,115   $ 9,467   $(1,352)
                                      =======   =======   =======

Total revenues for the six months ended June 30, 2004 increased $0.9 million, or 2.0%, to $43.5 million compared to the first half of 2003. Local access revenue increased by $44,000 in the six months of 2004 resulting from the sale of additional features and rate increases, partially offset by a 1.0% decrease in access lines. Interstate access revenue increased $0.7 million in the second quarter of 2004 primarily due to infrastructure development undertaken in 2002 and 2003, which entitled the company to increased USF support primarily at the Haviland Telephone Company in Kansas. Such USF increase was partially offset by the loss of a telecommunications transport contract in Utah. The $0.3 million reduction in other telephone revenues resulted primarily from a one-time NECA adjustment to our previously reported rate base, which effects the amount of revenue that we were entitled to in prior periods. The Company's acquisition in February 2004 of a small cable company in Utah resulted in $0.1 million increase in other business revenue. Other business revenue also benefited from revenue growth at a competitive local exchange carrier in Kansas.

Total costs and expenses increased by $2.2 million to $35.4 million in the six months of 2004. Costs of revenue increased $0.4 million, or 2.8%, due to additional operating costs related to the additional infrastructure development in Haviland and the February 2004 acquisition of a small cable television operation in Central Utah. General and administrative costs incurred at the operations were relatively flat. Corporate office expenses increased $1.4 million resulting from $1.1 million of legal costs incurred defending the "qui tam" litigation in the first six months of 2004, increased audit and consulting costs resulting from Sarbanes-Oxley implementation, and partially offset by the absence in 2004 of a $0.3 million management incentive accrual recorded in the 2003 period. Depreciation and amortization increased $0.3 million primarily as a result of a revision to depreciable lines, which resulted in increased depreciation expense at our Michigan telephone company.

As a result of the above, operating profit for the six months ended June 30, 2004, decreased by $1.4 million to $8.1 million compared to the six months of 2003.

EBITDA
------

The following table reconciles EBITDA to Operating profit and to Income before income taxes and minority interests (in thousands).

                                 Six Months ended June 30,
                                   ----------------------  Increase
                                     2004        2003     (Decrease)
                                   --------------------------------
                                       (Unaudited)

EBITDA from operations .........   $ 21,509    $ 21,163    $    346
Corporate office expenses ......     (3,246)     (1,868)     (1,378)
                                   --------    --------    --------
  Total EBITDA .................     18,263      19,295      (1,032)
Depreciation ...................      9,619       9,526          93
Amortization ...................        529         302         227
                                   --------    --------    --------
  Operating profit .............      8,115       9,467      (1,352)
Investment income ..............        810         656         154
Interest expenses ..............     (5,670)     (6,025)        355
Equity in earnings of affiliates      1,598       1,063         535
                                   --------    --------    --------
  Income before income taxes and   $  4,853    $  5,161    $   (308)
    minority  interest             ========    ========    ========


Other Income (Expense)
----------------------

For the six months ended June 30, 2004, investment income increased by $0.2 million due to a cash distribution from Sunshine PCS Corporation in the first quarter of 2004.

Interest expense decreased by $0.4 million in the six months of 2004 from the same period in the prior year due primarily to lower outstanding borrowings.

Equity in earnings of affiliates for the six-month ending June 30, 2004 increased from the same period in the previous year due to higher earnings at the Company's New Mexico cellular investments (RSA 3 and 5).

Income Tax Provision
--------------------

The income tax provision includes federal, as well as state and local taxes. The tax provision for the six months ended June 30, 2004 and 2003, represent effective tax rates of 39.6% and 37.8%, respectively. The difference between these effective rates and the federal statutory rate is principally due to state income taxes, including the effect of earnings attributable to different state jurisdictions.

Minority Interests
------------------

Minority interests decreased earnings by $0.9 million for the six months ended June 30, 2004, as compared to $0.6 million for the six months ended June 30, 2003. The change was due to higher earnings from the Company's New Mexico cellular investments.

Net Income
----------

Net income for the six months ended June 30, 2004, was $2.0 million, or $0.72 per share (basic and diluted), compared to a net income for the same period last year of $2.6 million, or $0.92 per share (basic and diluted). The Company has no dilutive instruments outstanding.

Cash Requirements
-----------------

The debt at each of Interactive's subsidiary companies contains restrictions on the amount of funds that can be transferred to their respective parent companies. The Interactive parent company ("Parent Company") needs cash primarily to pay corporate expenses, federal income taxes and to invest in new opportunities, including spectrum licenses. The Parent Company receives cash to meet its obligations primarily through management fees charged to its subsidiaries, a tax sharing agreement with its subsidiaries, a $10 million line of credit facility, and has obtained additional liquidity by refinancing certain subsidiary debt. In addition, the Parent Company considers various alternative long-term financing sources: debt, equity, or sale of investments and other assets.

The Company's RLECs and other businesses need cash to fund their current operations, as well as future long-term growth initiatives. Each RLEC and other business finances its cash needs with cash generated from operations, by utilizing existing borrowing capacity or by entering into new long-term debt agreements. New business acquisitions are generally financed with a combination of new long-term debt, secured by the acquired assets, as well as cash from the Parent. While management expects that both Parent and its operating subsidiaries will be able to obtain adequate financing resources to enable the Company to meet its obligations, there is no assurance that such can be readily obtained or at reasonable costs. The Company is obligated under long-term debt provisions and lease agreements to make certain cash payments over the term of the agreements. The following table summarizes, as of June 30, 2004 for the periods shown, these contractual obligations and certain other financing commitments from banks and other financial institutions that provide liquidity:

                                                                      Payments Due by Period
                                                                           (In thousands)
                                                             Less than
                                           Total     1 year    2 - 3 years   4 - 5 years After 5 years
                                         --------------------------------------------------------------

Long-term debt (a) ...................   $174,680   $ 13,959   $ 53,616     $ 47,450      $ 59,655
Operating leases .....................      1,703        419        725          242           317
Notes payable to banks ...............      6,450      6,450       --           --            --
Guarantees ...........................      3,750       --        3,750         --            --
                                         --------   --------   --------     --------      --------
Total contractual cash obligations and
  commitments ........................   $186,583   $ 20,828   $ 58,091     $ 47,692      $ 59,972
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

The Parent Company has a short-term line of credit facility, which expires August 31, 2004, with maximum availability totaling $10.0 million, of which $7.4 million was available at June 30, 2004 and all of which was available at December 31, 2003. The Company is pursuing various financing alternatives including renewal of the line of credit, refinancing substantially all or individual pieces of its currently outstanding debt, and sale of certain investments. The Company expects that this line of credit facility will be renewed in August 2004 at current or somewhat lower borrowing levels. While it is management's belief that the Company will have adequate resources to fund operations over the next twelve months, there can be no assurance that the Company will obtain financing on terms acceptable to management. The renewal of the line of credit is a critical element of the Company's financing strategy.

At June 30, 2004, total debt (including notes payable to banks) was $181.1 million, an increase of $1.9 million from December 31, 2003. At June 30, 2004, there was $124.4 million of fixed interest rate debt outstanding averaging 7.0% and $56.7 million of variable interest rate debt averaging 4.4%. The debt at fixed interest rates includes $38.9 million of subordinated notes at interest rates averaging 9.5% issued to sellers as part of acquisitions. The long-term debt facilities at certain subsidiaries are secured either by substantially all of such subsidiaries assets, or by the common stock of such subsidiaries. At June 30, 2004 and December 31, 2003, substantially all of the subsidiaries' net assets are restricted. In addition, the debt facilities contain certain covenants restricting distribution to Lynch Interactive. As of June 30, 2004, the Company is in compliance with all debt covenants.

Interactive has a high degree of financial leverage. The ratio of total debt to equity was 5.6 to 1 as of June 30, 2004 and 6.0 to 1 as of December 31, 2003. Certain subsidiaries also have high debt to equity ratios. Management believes that it is currently more beneficial to hold excess cash at certain of our subsidiaries rather than utilizing the cash to pay-down existing credit facilities.

As of June 30, 2004, Interactive had current assets of $40.6 million and current liabilities of $34.7 million resulting in a working capital surplus of $5.9 million compared to a surplus of $7.2 million at December 31, 2003.

Sources and Uses of Cash
------------------------

Cash at June 30, 2004, was $25.9 million, a decrease of $0.6 million compared to December 31, 2003. During the first quarter of 2004, net cash provided by operations of $8.4 million were primarily used to invest in plant and equipment, acquire businesses and repay debt.

Capital expenditures which are predominantly spent at the RLECs and will be included in their rate bases for rate setting purposes were $6.3 million in the six months of 2004 compared to $9.9 million in 2003. Capital expenditures in 2004 are expected to be approximately $19 million, most of which will be added to the RLEC rate bases. External financing is currently in place for approximately $3 million of these expenditures. The remainder will be financed from internal sources.

The Company completed two acquisitions in the six months ended June 30, 2004. In February 2004, a 100% owned subsidiary of the Company acquired cable television assets at a cost of $0.4 million. On April 30, 2004, the Company acquired a 37% interest in KMG by issuing a $4.5 million, 8.5% five-year amortizing subordinated note.

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

Subsequent to the spin-off by Lynch Corporation, the Board of Directors of Interactive authorized the purchase of up to 100,000 shares of common stock. Through June 30, 2004, 53,200 shares had been purchased at an average cost of $32.32.

Lynch Corporation, the Company's predecessor, has not paid any cash dividends on its common stock since 1989. The Company has not paid any cash dividends since its inception in 1999. The Company may consider paying dividends in the future depending upon the needs of its businesses. Further financing may limit or prohibit the payment of dividends.

Contingencies
-------------

Interactive and several other parties, including Interactive's CEO, and Fortunet Communications, L.P., which was Sunshine PCS Corporation's predecessor-in-interest, have been named as defendants in a lawsuit brought under the so-called "qui tam" provisions of the federal False Claims Act in the United States District Court for the District of Columbia. The complaint was filed under seal with the court on February 14, 2001. At the initiative of one of the defendants, the seal was lifted on January 11, 2002. Under the False Claims Act, a private plaintiff, termed a "relator," may file a civil action on the U.S. government's behalf against another party for violation of the statute. In return, the relator receives a statutory bounty from the government's litigation proceeds if he is successful.

The main allegation in the case is that the defendants participated in the creation of "sham" bidding entities that allegedly defrauded the federal Treasury by improperly participating in certain Federal Communications Commission (FCC) spectrum auctions restricted to small businesses, as well as obtaining bidding credits in other spectrum auctions allocated to "small" and "very small" businesses. While the complaint seeks to recover an unspecified amount of damages, which would be subject to mandatory trebling under the statute, a document filed by the relator with the Court on February 24, 2004 discloses an initial computation of damages of not less than $88 million resulting from bidding credits awarded to the defendants in FCC auctions and $120 million of unjust enrichment through the sale or assignment of licenses obtained by the defendants in FCC auctions, in each case prior to trebling.

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

Interactive was formally served with the complaint on July 10, 2002. On September 19, 2002, the defendants filed two motions with the United States District Court for the District of Columbia: a motion to dismiss the lawsuit and a motion to transfer the action to the Southern District of New York. On November 25, 2002, the relator filed an opposition reply to our motion to dismiss and on December 5, 2002; the defendants filed a reply in support of its motion to dismiss. On September 30, 2003, the Court granted our motion to transfer the action to the Southern District of New York. A scheduling conference was held on February 10, 2004, at which time, the judge approved a scheduling order and discovery commenced.

On June 7, 2004, the defendants filed a motion to relator to refer the issues in this litigation to the Federal Communications Commission, which motion has been opposed by the relator. Discovery continues while the motion is under consideration by the Courts.

On July 28, 2004, the judge issued a ruling on the motion to dismiss, which in large part, denied the motion and allowed the discovery to continue (See the Company's website www.lynchinteractivecorp.com). Defendant bidding entities that did not win licenses were dismissed. Interactive and its subsidiaries remain parties to the litigation.

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

Interactive's current business development strategy is to expand its existing operations through internal growth and acquisition. From 1989 through 2001, the Company has acquired twelve telephone companies. Significant judgments and estimates are required to allocate the purchase price of acquisitions to the fair value of tangible assets acquired and identifiable intangible assets and liabilities assumed. Any excess purchase price over the above fair values is allocated to goodwill. Additional judgments and estimates are required to determine if identified intangible assets have finite or indefinite lives.

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

Item 3. Quantitative and Qualitative Disclosure about Market Risk
        ---------------------------------------------------------

The Company is exposed to market risks relating to changes in the general level of U.S. interest rates. Changes in interest rates affect the amount of interest earned on the Company's cash equivalents and short-term investments (approximately $25.9 million at June 30, 2004 and $26.6 million at December 31,
2003). The majority of the Company's debt is fixed rate and the Company generally finances the acquisition of long-term assets by borrowing on a fixed long-term basis. The Company does not use derivative financial instruments for trading or speculative purposes. Management does not currently foresee any significant changes in the strategies used to manage interest rate risk in the near future, although the strategies may be reevaluated as market conditions dictate. As of June 30, 2004, the fair value of debt was approximately equal to its carrying value.

At June 30, 2004 and December 31, 2003, approximately $56.7 million and $56.4 million, respectively, or 31% and 34% of Interactive's long-term debt and notes payable bears interest at variable rates. Accordingly, the Company's earnings and cash flows are affected by changes in interest rates. Assuming the current level of borrowings for variable rate debt and assuming a one percentage point change in the 2004 average interest rate under these borrowings, it is estimated that Interactive's interest expense for the six months ended June 30, 2004 would have changed by approximately $0.3 million. In the event of an adverse change in interest rates, management would likely take actions to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, no such actions are assumed. As of June 30, 2004, if the Company were to convert a significant portion of its variable interest rate debt into fixed interest rates, such conversion could increase interest expense for the six months ended June 30, 2004 by $0.8 million assuming that variable rates remain constant. Further, such analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

Item 4. Controls and Procedures
        -----------------------

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report were designed and were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, our financial statements.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
        -----------------

Interactive and several other parties, including Interactive's CEO, and Fortunet Communications, L.P., which was Sunshine PCS Corporation's predecessor-in-interest, have been named as defendants in a lawsuit brought under the so-called "qui tam" provisions of the federal False Claims Act in the United States District Court for the District of Columbia. The complaint was filed under seal with the court on February 14, 2001. At the initiative of one of the defendants, the seal was lifted on January 11, 2002. Under the False Claims Act, a private plaintiff, termed a "relator," may file a civil action on the U.S. government's behalf against another party for violation of the statute. In return, the relator receives a statutory bounty from the government's litigation proceeds if he is successful.

The main allegation in the case is that the defendants participated in the creation of "sham" bidding entities that allegedly defrauded the federal Treasury by improperly participating in certain Federal Communications Commission (FCC) spectrum auctions restricted to small businesses, as well as obtaining bidding credits in other spectrum auctions allocated to "small" and "very small" businesses. While the complaint seeks to recover an unspecified amount of damages, which would be subject to mandatory trebling under the statute, a document filed by the relator with the Court on February 24, 2004 discloses an initial computation of damages of not less than $88 million resulting from bidding credits awarded to the defendants in FCC auctions and $120 million of unjust enrichment through the sale or assignment of licenses obtained by the defendants in FCC auctions, in each case prior to trebling. Although as discussed below, the bidding credits the defendants received were considerably less than the $88 million amount reported.

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

Interactive was formally served with the complaint on July 10, 2002. On September 19, 2002, the defendants filed two motions with the United States District Court for the District of Columbia: a motion to dismiss the lawsuit and a motion to transfer the action to the Southern District of New York. On November 25, 2002, the relator filed an opposition reply to our motion to dismiss and on December 5, 2002; the defendants filed a reply in support of its motion to dismiss. On September 30, 2003, the Court granted our motion to transfer the action to the Southern District of New York. A scheduling conference was held on February 10, 2004, at which time, the judge approved a scheduling order and discovery commenced.

On June 7, 2004, the defendants filed a motion to relator to refer the issues in this litigation to the Federal Communications Commission, which motion has been opposed by the relator. Discovery continues while the motion is under consideration by the Courts.

On July 28, 2004, the judge issued a ruling on the motion to dismiss, which in large part, denied the motion and allowed the discovery to continue (See the Company's website www.lynchinteractivecorp.com). Defendant bidding entities that did not win licenses were dismissed. Interactive and its subsidiaries remain parties to the litigation.

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

History of Lynch's "C" Block Activities
---------------------------------------

As part of the Omnibus Budget Resolution of 1993, Congress authorized its Federal Communications Commission to employ competitive bidding procedures to select among mutually exclusive applicants for certain spectrum bidding. Initially the FCC had an initiative to include, among others, qualified African Americans, Native Americans, Asian Americans and women. As a result of this, the FCC conducted auctions beginning in 1995 to allocate spectrum in a competitive manner. Lynch Interactive was a participating investor and/or service provider to various entities in the auction. In 2001, Interactive was named in a False Claim Act litigation with regard to its auction activities. Below is a history of our C-Block activities, the first auction Lynch Interactive was involved with as an investor and as a service provider.

On December 18, 1995, Lynch Interactive Corporation (through its predecessor Lynch Corporation) had investments in five entities that participated in the Federal Communications Commission Auction for Broadband PCS "C" Block Spectrum (Auction 5). When the auction closed, on May 6, 1996, these five entities, on a combined basis, were the higher bidders for thirty-one 30 MHz licenses at a gross cost of $288.2 million. These entities were initially put together under the FCC's initiative to include, among others, qualified women, African Americans, Native Americans and Asian Americans. As a result of changes in these initiatives, these same individuals were qualified as small businesses and remained eligible as bidders. These entities received $72 million of bidding credits, and accordingly the net cost was $216.2 million. The federal government provided financing for 90% of the cost of these licenses, or $194.6 million. Lynch's investments in these entities totaled $21 million.

Events during and subsequent to Auction 5, made financing these licenses through the capital markets much more difficult than originally anticipated. On April 18, 1997, among other reasons, in order to obtain some economies of scale, such as financing, the five entities merged into Fortunet Communications, Inc. The FCC, in partial response to actions by Nextwave and others, promoted a plan of refinancing of "C" block. In 1997, many of the license holders from Auction 5, including Fortunet, petitioned the FCC for relief in order to afford these small businesses the opportunity to more realistically restructure and build out their systems. The President of Fortunet, Karen Johnson, participated in an FCC sponsored forum on this issue on June 30, 1997 - see our website www.lynchinteractivecorp.com for an excerpt of this testimony. The response from the FCC, which was announced on September 26, 1997 and modified on March 24, 1998, afforded license holders four options. One of these options was the resumption of current debt payments, which had been suspended earlier in 1997 for all such license holders. Another option, amnesty, was to return all licenses and forgo any amounts deposited in exchange for forgiveness of the FCC debt. Other options include: disaggregation, splitting a 30 MHz license into two 15 MHz licenses and forgoing 50% of the amount deposited, or prepayment, return of certain licenses and utilize 70% of the amount deposited to acquire other licenses, 30% of the deposits would be forfeited.

On June 8, 1998, Fortunet elected to apply its eligible credits relating to its original down payment to the purchase of three licenses for 15 MHz of PCS spectrum in Tallahassee, Panama City and Ocala, Florida. Consistent with an FCC promulgated disaggregation alternative, Fortunet surrendered all the remaining licenses and forfeited 30% of its original down payment in full satisfaction of the government debt and the forgiveness of all accrued interest. Accordingly, Fortunet retained 15 MHz of spectrum in the three Florida markets covering a population of approximately 962,000 at a net auction cost of $15.8 million. As a result of following this FCC process, disaggregation resulted in a reduction of the bidding credits to $5.3 million. Fortunet also lost $6.0 million of its down payment. A lawyer for many applications for FCC licenses, Mr. Taylor is aware of the details of these FCC initiated alternatives to the "C" Block, as was and should be his law firm. As a result of this decision, during 1997, Interactive recorded a $7.0 million write down of its investment in Fortunet.

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

On December 31, 2003, Sunshine, after undergoing appropriate corporate and regulatory processes, sold its three 15 MHz licenses to Cingular Wireless for $13.75 million. Interactive received $7.6 million as part of the sale transaction versus its cash investment of $21 million initially invested in the original five entities in 1992.

Item 2. Changes in  Securities,  Use of Proceeds and Issuer  Purchases of Equity
        -----------------------------------------------------------------------
        Securities
        ----------

                                                                            Total Number of        Maximum Number of
                                                                          Shares Purchased as     Shares that May Yet
                                                                            Part of Publicly       Be Purchased Under
                             Total Number of       Average Price Paid      Announced Plans or    the Plans or Programs
            Period          Shares Purchased           per Share                Programs
       ------------------ ---------------------- ----------------------- ----------------------- -----------------------

           April 2004             200                $   31.07                   200                   49,500
           May 2004               500                    33.08                   500                   49,000
           June 2004            2,200                    34.44                 2,200                   46,800
                          ----------------------------------------------------------------------------------------------
             Total              2,900                   $33,97                 2,900                      --


Item 4.    Submission    of   Matters   to   a   Vote   of   Security    Holders
           ---------------------------------------------------

At the Annual Meeting of Stockholders of the Company held on May 13, 2004, the following persons were elected as Directors of with the following votes:


                                 Name             Votes For  Votes Withheld
                               --------------------------------------------

                               Morris Berkowitz   2,306,892      51,643
                               Paul J. Evanson    2,352,305       6,230
                               John C. Ferrara    2,352,495       6,040
                               Mario J. Gabelli   2,352,295       6,246
                               Daniel R. Lee      2,352,283       6,252
                               Salvatore Muoio    2,352,495       6,040


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     Exhibit 31.1 - Chief Executive Officer Section 302 Certification.
     Exhibit 31.2 - Chief Financial Officer Section 302 Certification.
     Exhibit 32.1 - Chief Executive Officer Section 906 Certification.
     Exhibit 32.2 - Chief Financial Officer Section 906 Certification.


     (b)  Reports on Form 8-K during the quarter reported on:

     - Current Report on Form 8-K filed May 14, 2004, under Items 7 and 12 reporting the issuance of a press release regarding the Company's first quarter operating results.
     - Current Report on Form 8-K filed April 15, 2004, under Items 7 and 12 reporting the issuance of a press release regarding the Company's fourth quarter of 2003 operating results.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  LYNCH INTERACTIVE CORPORATION
                                 (Registrant)

                                 /s/ Robert E. Dolan__
                                     --------------------
                                     Robert E. Dolan
                                     Chief Financial Officer
August 16, 2004