Form 10-Q
period 2004-09-30
LYNCH INTERACTIVE CORP
filed 2004-11-15
CIK 1088771

================================================================================

                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004
                               ------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to
                               -------   ----------

Commission File No.  1-15097
                     -------


                          LYNCH INTERACTIVE CORPORATION
--------------------------------------------------------------------------------

             (Exact name of Registrant as specified in its charter)



         Delaware                                         06-1458056
--------------------------------------------------------------------------------
State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                       Identification No.)


401 Theodore Fremd Avenue, Rye, New York                    10580
--------------------------------------------------------------------------------
 (Address of principal executive offices)                  (Zip Code)

                                 (914) 921-8821
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      --

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).Yes No X
                                        --

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practical date.


            Class                             Outstanding at  October 29, 2004
            -----                               --------------------------------
Common Stock, $.0001 par value                            2,760,251

===============================================================================

                                      INDEX

                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION


Item 1. Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets:
          -       September 30, 2004
          -       December 31, 2003
          -       September 30, 2003

         Condensed Consolidated Statements of Operations:
          -       Three and nine months ended September 30, 2004 and 2003

         Consolidated Statements of Shareholders' Equity

         Condensed Consolidated Statements of Cash Flows:
         -        Three and nine months ended September 30, 2004 and 2003

         Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Item 4. Controls and Procedures

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 6. Exhibits and Reports on Form 8-K


SIGNATURE

CERTIFICATIONS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                              September 30, December 31, September 30,
                                                                 2004          2003          2003
                                                             ----------------------------------------
                                                             (Unaudited)   (Audited)    (Unaudited)
ASSETS
Current Assets:
  Cash and cash equivalents ...............................   $  27,592    $  26,556    $  27,409
  Receivables, less allowances of $270
    $262 and $262, respectively ...........................       8,535        8,183        8,774
  Material and supplies ...................................       3,010        2,597        3,160
  Prepaid expenses and other current assets ...............       1,265        1,272        1,334
                                                              ---------    ---------    ---------
Total Current Assets ......................................      40,402       38,608       40,677

Property, Plant and Equipment:
  Land ....................................................       1,113        1,111        1,101
  Buildings and improvements ..............................      17,606       17,549       13,308
  Machinery and equipment .................................     215,541      209,455      209,487
                                                              ---------    ---------    ---------
                                                                234,260      228,115      223,896
  Less: Accumulated Depreciation ..........................    (113,872)    (102,556)    (101,093)
                                                              ---------    ---------    ---------
                                                                120,388      125,559      122,803
Goodwill ..................................................      60,580       60,580       60,580
Other intangibles .........................................      10,850        8,168        8,316
Investments in and advances to affiliated entities ........      11,529        7,223       10,665
Other assets ..............................................      13,476       12,048       12,510
                                                              ---------    ---------    ---------
Total assets ..............................................   $ 257,225    $ 252,186    $ 255,551
                                                              =========    =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable to banks ..................................   $   6,269    $   3,456    $  11,537
  Trade accounts payable ..................................       3,601        5,336        3,331
  Accrued interest payable ................................         783          697          325
  Accrued liabilities .....................................       9,606        8,732       16,927
 Current maturities of long-term debt .....................      14,006       13,162       31,805
                                                              ---------    ---------    ---------
Total current liabilities .................................      34,265       31,383       63,925
Long-term debt ............................................     157,421      162,621      145,814
Deferred income taxes .....................................      17,425       15,517        6,720
Other liabilities .........................................       2,961        3,015        2,896
                                                              ---------    ---------    ---------
  Total liabilities .......................................     212,072      212,536      219,355

Minority Interests ........................................      11,418        9,763        9,653

Commitments and Contingencies

Shareholders' equity
  Common stock, $0.0001 par value-10,000,000
    shares authorized; 2,824,766 issued; 2,763,851
     2,779,951 and 2,782,151 outstanding ..................        --           --           --
  Additional paid-in capital ..............................      21,406       21,406       21,406
  Retained earnings .......................................      12,798        9,269        5,880
  Accumulated other comprehensive income ..................       1,499          686          682
  Treasury stock, 60,915, 44,815 and 42,615 shares, at cost      (1,968)      (1,474)      (1,425)
                                                              ---------    ---------    ---------
Total shareholder's equity ................................      33,735       29,887       26,543
                                                              ---------    ---------    ---------
Total liabilities and shareholders' equity ................   $ 257,225    $ 252,186    $ 255,551

                                                              =========    =========    =========

See accompanying Notes to Condensed Consolidated Financial Statements.




                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (In thousands, except per share amounts)

                                                          Three Months Ended     Nine Months Ended
                                                            September 30,          September 30,
                                                        -------------------------------------------
                                                           2004       2003        2004        2003
                                                        -------------------------------------------

Revenues ............................................   $ 23,110    $ 22,082    $ 66,142    $ 64,293

Costs and expenses:
Cost of revenue .....................................      7,409       7,501      22,073      21,807
General and administrative costs at operations ......      3,648       3,413      10,507      10,155
Corporate office expenses ...........................      1,743         795       4,989       2,663
Depreciation and amortization .......................      5,223       4,994      15,371      14,822
                                                                                --------    --------
    Total Expense ...................................     18,023      16,703      52,940      49,447
                                                                                --------    --------
Operating profit ....................................      5,087       5,379      13,202      14,846
Combined total

Other income (expense):
   Investment income ................................         88          83         898         739
   Interest expense .................................     (2,847)     (2,995)     (8,517)     (9,020)
   Equity in earnings of affiliated companies .......      1,051         530       2,649       1,593
                                                                                --------    --------
                                                          (1,708)     (2,382)     (4,970)     (6,688)
                                                                                --------    --------
Income before income taxes and minority interests ...      3,379       2,997       8,232       8,158
Provision for income taxes ..........................     (1,203)     (1,158)     (3,125)     (3,109)
Minority interests ..................................       (634)       (407)     (1,578)     (1,048)
                                                                                --------    --------
Net income ..........................................   $  1,542    $  1,432    $  3,529    $  4,001
                                                                                ========    ========

Basic and diluted weighted average shares outstanding      2,768       2,782       2,773       2,787

Basic and diluted earnings per share ................   $   0.56    $   0.51    $   1.27    $   1.44

      See accompanying Notes to Condensed Consolidated Financial Statements.




                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)
                        (in thousands, except share data)



                                                                                       Accumulated
                                  Shares of                                              Other
                                   Common                    Additional                 Compre-
                                    Stock       Common        Paid-in       Retained     hensive     Treasury
                                 Out-standing    Stock        Capital       Earnings     Income       Stock       Total
                                 ------------ ---------- ------------- ------------ -------------- ------------ ----------

Balance as of December 31, 2003    2,779,951    $        0   $   21,406   $    9,269   $      686   $   (1,474)   $   29,887
Net income for the period .....         --            --           --          3,529         --           --           3,529
Unrealized gains on available
for
  sale securities, net ........         --            --           --           --            813         --             813
                                                                                                                  ----------
Comprehensive income ..........         --            --           --           --           --           --           4,342
                                                                                                                  ----------
Purchase of treasury stock ....      (16,100)         --           --           --           --           (494)         (494)
                                  ----------    ----------   ----------   ----------   ----------   ----------    ----------
Balance at September 30, 2004 .    2,763,851    $        0   $   21,406   $   12,798   $    1,499   $   (1,968)   $   33,735
                                  ==========    ==========   ==========   ==========   ==========   ==========    ==========

See accompanying Note to Condensed Consolidated Financial Statements.




                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                    --------------------
                                                                                       2004        2003
                                                                                    --------------------
Operating activities:
Net Income ......................................................................   $  3,529    $  4,001
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization ................................................     15,371      14,822
   Equity in earnings of affiliated companies ...................................     (2,649)     (1,593)
   Minority interests ...........................................................      1,048
                                                                                                   1,578
   Changes in operating assets and liabilities:
        Receivables .............................................................       (305)        142
        Accounts payable and accrued liabilities ................................        814       1,481
   Other ........................................................................        103         308
                                                                                    --------    --------
Net cash provided by operating activities .......................................     18,441      20,209
                                                                                    --------    --------

Investing activities:
Capital expenditures ............................................................    (10,366)    (14,701)
Acquisition of business .........................................................     (4,877)          0
Acquisition of subscriber lists .................................................       (217)       (369)
Investment in and advances to affiliated entities ...............................       (125)       (170)
Distributions received from investments .........................................        930         409
Other ...........................................................................       (395)       (495)
                                                                                    --------    --------
Net cash used in investing activities ...........................................    (15,050)    (15,326)
                                                                                    --------    --------

Financing activities:
Issuance of long term debt ......................................................      5,599      10,233
Repayments of long term debt ....................................................     (9,955)     (9,235)
Net proceeds (repayments) on lines of credit ....................................      2,813      (1,345)
Purchase of treasury stock ......................................................       (494)       (238)
Other ...........................................................................       (318)       (245)
                                                                                    --------    --------
Net cash used in financing activities ...........................................     (2,355)       (830)
                                                                                    --------    --------
Net increase in cash and cash equivalents .......................................      1,036       4,053
Cash and cash equivalents at beginning of period ................................     26,556      23,356
                                                                                    --------    --------
Cash and cash equivalents at end of period ......................................   $ 27,592    $ 27,409
                                                                                    ========    ========

Cash paid for:
  Interest expense ..............................................................   $  8,291    $  8,993
                                                                                    ========    ========
  Income taxes ..................................................................   $  1,891    $  1,632
                                                                                    ========    ========

See accompanying Notes to Condensed Consolidated Financial Statements.

                  LYNCH INTERACTIVE CORPORATION & SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.   Basis of Presentation
--------------------------

Lynch Interactive Corporation ("Interactive" or the "Company") consolidates the operating results of its telephone and cable television subsidiaries (81%-100% owned at September 30, 2004, December 31, 2003 and September 30, 2003). In addition, certain less than 50% owned investments in limited liability companies which were accounted for in accordance with the equity method of accounting as of December 31, 2003 have been consolidated at September 30, 2004. See Note B. All material intercompany transactions and balances have been eliminated. Investments in affiliates in which the Company does not have a majority voting control are accounted for in accordance with the equity method. The Company accounts for the following affiliated companies on the equity basis of accounting: Coronet Communications Company (20% owned at September 30, 2004, December 31, 2003 and September 30, 2003), Capital Communications Company, Inc. (49% owned at September 30, 2004, December 31, 2003 and September 30, 2003; we note, however, that Interactive owns a convertible preferred stock which, if converted, would increase its ownership in Capital Communications to 50%) and the cellular partnership operations in New Mexico (both 33% owned at September 30, 2004, December 31, 2003 and September 30, 2003).

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Articles 10 and 11 of Regulation S-X. Accordingly, they are not audited and do not include all of the information and footnotes required for complete financial statements. The consolidated financial statements and footnotes included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2003. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to current year presentation.

B.   Recently Issued Accounting Pronouncements
----------------------------------------------

The Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN 46) in January 2003 and revised it in December 2003 (FIN 46R). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46R were applicable for the first interim or annual period ending after March 15, 2004 for both new and existing variable interest entities. Certain less than 50% owned investments in limited liability companies, which were considered to be variable interest entities, needed to be consolidated as a result of the implementation of FIN 46. The effect of consolidating such operations resulted in increasing intangible assets and decreasing investments in and advances to affiliated companies by approximately $2 million and had no other significant effect on the Company's consolidated financial statements.

C.   Acquisitions and Dispositions
----------------------------------

In March 2004, the Company signed an agreement to acquire California-Oregon Telecommunications Company ("Cal-Ore") located in Dorris, California. Cal-Ore's subsidiary Cal-Ore Telephone Company is the incumbent service provider for a rural area of about 850 square miles along the Northern California border with Oregon with approximately 2,500 access lines. Cal-Ore's other businesses include an Internet service provider, a CLEC that is planning to provide services in the surrounding area and interests in certain cellular partnerships. The acquisition price is $21.2 million, subject to certain closing adjustments. The acquisition will close subject to meeting certain conditions, including approval by the California Public Utilities Commission and other regulatory authorities. Therefore, the Company's consolidated financial statements for the three and nine months ended September 30, 2004 do not include the results of Cal-Ore.

In February 2004, Central Telecom Services, LLC, a 100% owned subsidiary of the Company completed the acquisition of cable television assets at a cost of $0.4 million. The allocation of the purchase price to the assets acquired and liabilities assumed was based on estimates of fair value, including $50,000 allocated to other intangibles for the subscriber list.

On April 30, 2004, the Company acquired a 37% interest in an entity (KMG) whose principal asset consist of a $6.0 million subordinated note and a 17% equity interest in Lynch Telephone Corporation, a 83% owned subsidiary of the Company. The remaining 63% ownership of KMG is held by the members or management of Western New Mexico Telephone Company, Inc. The Company issued a $4.5 million, 8.5% five-year amortizing subordinated note to acquire such interest. In addition to the above mentioned assets, KMG also owns a lumber yard in Andrews, Texas, and other investments.

On July 27, 2004, Interactive was the high bidder in the Federal Communications Commission ("FCC") conducted auction for 24 GHz spectrum on two licenses in Buffalo, NY and Davenport, IA (Block 31), for a total cost of $49,000. In addition, Interactive acted as the administrative bidding agent for Napoleon Communications, which was the high bidder in Phoenix, AZ, Las Vegas, NV, Reno, NV and Albuquerque, NM (Block 39) in that auction. Napoleon qualified as a very small business and received a bidding credit of 35%.

D.   Investments in Affiliated Companies
----------------------------------------

Interactive has equity investments in both broadcasting and telecommunications companies.

Summarized financial information for companies accounted for by the equity method as of and for the three and nine months ended September 30, 2004 and 2003 and as of December 31, 2003 is as follows (in thousands):


                                                     Broadcasting Combined Information
                                                 September 30,  December 31, September 30,
                                                     2004         2003         2003
                                                   ---------------------------------

Current assets .................................   $  6,917    $  5,330    $  5,382
Property, plant & equipment, intangibles & other      9,728       9,615       9,866
                                                   --------    --------    --------
Total assets ...................................   $ 16,645    $ 14,945    $ 15,248
                                                   ========    ========    ========

Current liabilities ............................   $  3,619    $  3,182    $  3,227
Long term liabilities ..........................     16,967      16,483      16,844
Equity .........................................     (3,941)     (4,720)     (4,823)
                                                   --------    --------    --------
Total liabilities & equity .....................   $ 16,645    $ 14,945    $ 15,248
                                                   ========    ========    ========



                                                     Broadcasting Combined Information
Continued                                         September 30, December 31, September 30,
                                                      2004        2003         2003
                                                  ---------------------------------------
Three months ended
Revenues.......................................    $  3,218        --       $ 2,584
Gross profit ..................................       1,021        --           510
Net Profit (Loss)..............................         303        --          (183)

Nine months ended
Revenues ......................................    $  9,912        --       $ 8,222
Gross profit ..................................       3,339        --         1,965
Net Profit (Loss)..............................         985        --          (395)

                                                   Telecommunications Combined Information
                                                   September 30, December 31, September 30,
                                                     2004         2003        2003
                                                   ----------------------------------------
Current assets .................................   $ 34,525     $ 30,340   $ 13,337
Property, plant & equipment, intangibles & other     26,402       27,114     27,643
                                                   --------     --------    --------
Total assets ...................................   $ 60,927     $ 57,454     40,980
                                                   =======-     ========    ========

Current liabilities ............................   $ 22,305     $ 23,073   $  5,928
Long term liabilities ..........................      7,267        9,056     10,459
Equity .........................................     31,355       25,325     24,593
                                                   --------     --------    --------
Total liabilities & equity .....................   $ 60,927     $ 57,454   $  40,980
                                                   ========     ========    ========

Three months ended
Revenues .......................................   $ 14,655                $ 12,110
Gross profit ...................................      7,207                   4,215
Net income .....................................      4,501                   3,102

Nine months ended
Revenues .......................................   $ 41,404                $ 34,091
Gross profit ...................................     19,249                  11,795
Net income .....................................     12,154                   8,781


At September 30, 2004, December 31, 2003, and September 30, 2003 the Company's investment in Coronet Communications Company ("Coronet") was carried at a negative $624,000, a negative $810,000, and a negative $798,000 respectively, due to the Company's guarantee of $3.8 million of Coronet's third party debt. Long-term debt of Coronet, at September 30, 2004, totaled $9.6 million due to a third party lender, which is due in quarterly payments through December 31, 2005. The Company's investment in Capital Communications Company, Inc. was carried at $0 for all periods.

In March 2004, a wholly owned subsidiary of Brighton Communications, a subsidiary of the Company, invested $250,000 for a 7% interest in an entity which provides wireline telecommunication transport services in New York State.

On April 30, 2004, the Company acquired a 37% interest in KMG whose principal assets consist of a $6.0 million subordinated note and a 17% equity interest in Lynch Telephone Corporation, which is an 83% owned subsidiary of the Company.

E.   Indebtedness
-----------------

Interactive maintains a short-term line of credit facility totaling $10.0 million, which was renewed during the third quarter of 2004. In accordance with the terms of the renewal, the facility was reduced to $7.0 million on October 31, 2004, will be further reduced to $5.0 million on January 31, 2005 and will remain at that level until it expires on August 31, 2005. Borrowings under this facility were $2.3 million, zero and $7.9 million at September 30, 2004, December 31, 2003 and September 30, 2003, respectively. Long-term debt consists of (all interest rates are at September 30, 2004) (in thousands):


                                                                                September 30, December 31,  September 30,
                                                                                     2004         2003         2003
                                                                                -----------------------------------------

Rural Electrification Administration ("REA") and Rural Telephone Bank (`RTB")
notes payable due from 2006 to 2027 at fixed interest rates ranging from 2% to
7.5%. (5% weighted average, secured by assets of the telephone
companies with a net book value of $150 million) ..............................   $  57,816    $  59,917    $  59,472

Bank Credit facilities utilized by certain telephone and telephone holding companies due from 2005 to 2016, $9.9 million at fixed interest rates averaging
8.3 % and $62.6
million at variable interest rates averaging 4.6%  ............................      72,478       78,646       80,684

Unsecured notes issued in connection with acquisitions
through 2006, at fixed interest rates of 8.0% to 10.0% ........................      38,483       34,389       34,515

Other .........................................................................       2,650        2,831        2,948
                                                                                  ---------    ---------    ---------
                                                                                    171,427      175,783      177,619
Current maturities ............................................................     (14,006)     (13,162)     (31,805)
                                                                                  ---------    ---------    ---------
                                                                                  $ 157,421    $ 162,621    $ 145,814
                                                                                  =========    =========    =========


On April 30, 2004 a subsidiary of the Company issued a $4.5 million, 8.5% five-year amortizing subordinated note in connection with the acquisition of KMG, which is classified as unsecured notes in the above table.

F.   Comprehensive Income
-------------------------

Other comprehensive income, net of tax, which consists of unrealized gains (losses) on available for sale securities, for the three and nine month periods ended September 30, 2004 and 2003 are as follows (in thousands):


                                   Three Months Ended    Nine Months Ended
                                     September 30,          September 30,
                                   ----------------------------------------
                                    2004       2003       2004        2003
                                   ----------------------------------------

Net income .....................   $ 1,542    $ 1,432    $ 3,529    $ 4,001
Unrealized gains ...............        70        143      1,236        247
Tax effect .....................       (24)       (60)      (423)       (99)
                                   -------    -------    -------    -------
  Net other comprehensive income        46         83        813        148
                                   -------    -------    -------    -------
Comprehensive income ...........   $ 1,588    $ 1,515    $ 4,342    $ 4,149
                                   =======    =======    =======    =======

G.   Treasury Stock Purchases
-----------------------------

During the nine months ended September 30 2004, the Company purchased 16,100 shares of its common stock for treasury at an average investment of $30.68 per share.

H.   Amortization of Other Intangible Assets
--------------------------------------------

Amortization expense on other intangible assets is estimated to be between $0.6 million and $0.7 million annually for the next five years.

I.   Litigation
---------------

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

The main allegation in the case is that the defendants participated in the creation of "sham" bidding entities that allegedly defrauded the federal Treasury by improperly participating in certain FCC spectrum auctions restricted to small businesses, as well as obtaining bidding credits in other spectrum auctions allocated to "small" and "very small" businesses. While the complaint seeks to recover an unspecified amount of damages, which would be subject to mandatory trebling under the statute, a document filed by the relator with the Court on February 24, 2004 discloses an initial computation of damages of not less than $88 million resulting from bidding credits awarded to the defendants in FCC auctions and $120 million of unjust enrichment through the sale or assignment of licenses obtained by the defendants in FCC auctions, in each case prior to trebling. As discussed below, the bidding credits the defendants received were considerably less than the $88 million amount reported.

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

On June 7, 2004, the defendants filed a motion to relator to refer the issues in this litigation to the FCC, which motion was opposed by the relator.

On July 28, 2004, the judge denied in part and granted in part the motion to dismiss. Defendant bidding entities that did not win licenses were dismissed and the "reverse" False Claims Act count was dismissed as redundant. Interactive and its subsidiaries remain parties to the litigation. On September 14, 2004, the judge issued a ruling denying the motion to refer the issues in this litigation to the FCC, and discovery continues.

In addition to the litigation described above, Interactive is a party to routine litigation incidental to its business. Based on information currently available, Interactive believes that none of this ordinary routine litigation, either individually or in the aggregate, will have a material effect on its financial condition and results of operations.

As part of the Omnibus Budget Resolution of 1993, Congress authorized its FCC to employ competitive bidding procedures to select among mutually exclusive applicants for certain spectrum bidding. Initially the FCC had an initiative to include, among others, qualified African Americans, Native Americans, Asian Americans and women. As a result of this, the FCC conducted auctions beginning in 1995 to allocate spectrum in a competitive manner. Interactive was a participating investor and/or service provider to various entities in the auction. In 2001, Interactive was named in a False Claim Act litigation with regard to its auction activities. Below is a history of our C-Block activities, the first auction Interactive was involved with as an investor and as a service provider.

History of Lynch's "C" Block Activities
---------------------------------------

On December 18, 1995, Interactive (through its predecessor Lynch Corporation) had investments in five entities that participated in the FCC Auction for Broadband PCS "C" Block Spectrum (Auction 5). When the auction closed, on May 6, 1996, these five entities, on a combined basis, were the higher bidders for thirty-one 30 MHz licenses at a gross cost of $288.2 million. These entities were initially put together under the FCC's initiative to include, among others, qualified women, African Americans, Native Americans and Asian Americans. As a result of changes in these initiatives, these same individuals were qualified as small businesses and remained eligible as bidders. These entities received $72 million of bidding credits, and accordingly the net cost was $216.2 million. The federal government provided financing for 90% of the cost of these licenses, or $194.6 million. Interactive's investments in these entities totaled $21 million.

Events during and subsequent to Auction 5, made financing these licenses through the capital markets much more difficult than originally anticipated. On April 18, 1997, among other reasons, in order to obtain some economies of scale, such as financing, the five entities merged into Fortunet Communications, Inc. The FCC, in partial response to actions by Nextwave and others, promoted a plan of refinancing of "C" block. In 1997, many of the license holders from Auction 5, including Fortunet, petitioned the FCC for relief in order to afford these small businesses the opportunity to more realistically restructure and build out their systems. The President of Fortunet, Karen Johnson, participated in an FCC sponsored forum on this issue on June 30, 1997. The response from the FCC, which was announced on September 26, 1997 and modified on March 24, 1998, afforded license holders four options. One of these options was the resumption of current debt payments, which had been suspended earlier in 1997 for all such license holders. Another option, amnesty, was to return all licenses and forgo any amounts deposited in exchange for forgiveness of the FCC debt. Other options include: disaggregation, splitting a 30 MHz license into two 15 MHz licenses and forgoing 50% of the amount deposited, or prepayment, return of certain licenses and utilize 70% of the amount deposited to acquire other licenses, 30% of the deposits would be forfeited.

On June 8, 1998, Fortunet elected to apply its eligible credits relating to its original down payment to the purchase of three licenses for 15 MHz of PCS spectrum in Tallahassee, Panama City and Ocala, Florida. Consistent with an FCC promulgated disaggregation alternative, Fortunet surrendered all the remaining licenses and forfeited 30% of its original down payment in full satisfaction of the government debt and the forgiveness of all accrued interest. Accordingly, Fortunet retained 15 MHz of spectrum in the three Florida markets covering a population of approximately 962,000 at a net auction cost of $15.8 million. As a result of following this FCC process, disaggregation resulted in a reduction of the bidding credits to $5.3 million. Fortunet also lost $6.0 million of its down payment. A lawyer for many applications for FCC licenses, Mr. Taylor, the relator in this case, is aware of the details of these FCC initiated alternatives to the "C" Block, as was and should be his law firm. As a result of this decision, during 1997, Interactive recorded a $7.0 million write down of its investment in Fortunet.

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

J.   Potential MCI/WorldCom Recovery
------------------------------------

During 2002, the Company wrote off all receivables associated with MCI/WorldCom, which had declared bankruptcy at that time. While it has not received settlement from the bank of claims, it is currently estimated that Interactive could receive $0.3 million. Such amounts have not been included in the attached financial statements and income will only be recorded to the extent it is received.

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
        ------------------------------------------------------------------------
        of Operations
        -------------

Forward Looking Information
---------------------------

Included in this Management Discussion and Analysis of Financial Condition and Results of Operations are certain forward looking financial and other information, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Act of 1934, as amended, including without limitation, the Company's effort to monetize certain assets, adequacy of liquidity and capital resources and market risk. It should be recognized that such information are estimates or forecasts based upon various assumptions, including the matters, risks, and cautionary statements referred to therein, as well as meeting the Company's internal assumptions regarding expected operating performance and the expected performance of the economy and financial markets as they impact Registrant's businesses. As a result, such information is subject to uncertainties, risks and inaccuracies, which could be material.

Overview
--------

Interactive has grown primarily through the selective acquisition of rural local exchange carriers ("RLECs") and by offering additional services such as Internet service, alarm services, long distance service and competitive local exchange carrier ("CLEC") service. From 1989 through the current reporting period, Interactive acquired fourteen telephone companies, four of which have indirect minority ownership of 2% to 19%, whose operations range in size from approximately 800 to over 10,000 access lines. The Company's telephone operations are located in Iowa, Kansas, Michigan, New Hampshire, New Mexico, New York, North Dakota, Utah and Wisconsin.

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

     o Local Revenues - The number of access lines is the primary driver of local network access revenues. In addition, the ratio of business to residential lines, as well as the number of features subscribed to by customers are secondary drivers.

     o Intrastate access revenues - Customer usage, primarily based on minutes of use, and the number of access lines are the primary drivers of intrastate access revenues since the Company's RLECs are on a "bill-and-keep" basis.

     o All fourteen of our RLECs participate in the National Exchange Carrier Association ("NECA") access pools. Interstate access revenues depend upon whether the RLEC has elected to be "cost-based" or has remained an "average schedule" carrier. The revenues of our nine cost-based carriers directly correlate to the rate-of-return on regulated net investment earned by the NECA access pools plus the amount of regulated operating expenses including taxes. The revenues of the Company's five average schedule subsidiaries correlate to usage based measurements such as access lines, interstate minutes-of-use, and the number and mileage of different types of circuits. The average schedule formulas are intended to be a proxy for cost-based recovery.

     o USF subsidies are primarily driven by investments in specific types of infrastructure, as well as certain operating expenses and taxes of the Company. Interstate and intrastate USF subsidies are included in the respective interstate and intrastate access revenue captions in the breakdown of revenue and operating expenses which follows.

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

     o Long Distance revenues are only retained by the Company if it is providing the long distance service to the end user customer as the toll provider. For unaffiliated IXCs who contract with Interactive for billing services, the Company provides billing services and receives an administrative handling fee.

     o The following are material opportunities, challenges and risks that Interactive's executives are currently focused on and what actions are being taken to address the concerns:

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

     o In June 2004, the FCC also issued a Notice of Proposed Rulemaking seeking comment on whether the Joint Board's Recommended Decision should be adopted, in whole or in part, including the process for designation of eligible telecommunications carriers ("ETCs") and the FCC's rules regarding high cost universal service support. In its Recommended Decision, the Joint Board recommended that the Commission adopt permissive federal guidelines for states to consider in ETC designation proceedings and that the FCC limit the scope of high-cost support to a single connection that provides a subscriber access to the public telephone network. The Company participated with the RLEC industry in comments to the FCC regarding the potential impact to customers and RLECs in rural America. Total USF support payments are material to the Company's financial results.

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

Three months ended September 30, 2004 compared to September 30, 2003
--------------------------------------------------------------------

The following is a breakdown of revenues and operating costs and expenses for the third quarter ended September 30, 2004 and 2003 (in thousands):


                                     Third Quarter ended Sept. 30,
                                    ----------------------------- Increase
                                        2004        2003         (Decrease)
                                    --------------------------------------
                                          (Unaudited)
Revenues:
Local access ......................   $ 2,963      $ 2,933      $    30
Interstate access .................    10,521        9,697          824
Intrastate access .................     3,872        3,909          (37)
Other telephone ...................       651          640           11
Other business ....................     5,103        4,903          200
                                      -------      -------      -------
  Total ...........................    23,110       22,082        1,028
                                      -------      -------      -------
Operating Cost and Expense:
Cost of revenue ...................     7,409        7,501          (92)
General and administrative costs at
  operations ......................     3,648        3,413          235
Corporate office expenses .........     1,743          795          948
Depreciation and amortization .....     5,223        4,994          229
                                      -------      -------      -------
  Total ...........................    18,023       16,703        1,320
                                      -------      -------      -------
  Operating profit ................   $ 5,087      $ 5,379      $  (292)
                                      =======      =======      =======


Total revenues for the three months ended September 30, 2004 increased by $1.0 million, or 4.7%, to $23.1 million compared to the third quarter of 2003. Local access revenue increased by $30,000 in the third quarter of 2004 resulting from the sale of additional features and rate increases, partially offset by a decrease in access lines. Interstate access revenue increased $0.8 million in the third quarter of 2004 primarily due to infrastructure development undertaken in 2002 and 2003, which entitled the company to increased network access and USF support primarily at the Haviland Telephone Company in Kansas. Such increase was partially offset by the loss of a telecommunications transport contract in Utah. Other business revenues increased $0.2 million due to the sale of telecommunications equipment to an Iowa school district, revenues from a small cable company in Utah that the Company acquired in February 2004, and partially offset by lower revenues in the Company's security operation.

Total costs and expenses increased by $1.3 million to $18.0 million in the third quarter of 2004. Costs of revenue decreased $0.1 million, or 1.2% due to cost savings at the Company's unregulated subsidiaries, particularly the security business, offset by costs related to the sale of equipment to the Iowa school district and costs related to the small cable television operation in Central Utah acquired in February 2004. General and administrative costs incurred at the operations increased $0.2 million primarily due to increased staffing, increased corporate advertising, and higher professional fees offset by a $0.1 million decrease in consulting fees relating to the Kansas Commission audit incurred in 2003. Corporate office expenses increased $0.9 million resulting from $1.0 million of legal costs incurred defending the "qui tam" litigation in the third quarter of 2004, $0.2 million of increased consulting costs resulting from Sarbanes-Oxley implementation, offset by the absence in 2004 of a $0.2 million management incentive accrual recorded in the third quarter of 2003. Depreciation and amortization increased $0.2 million primarily due to a regulatory approved change in depreciable lives, which resulted in increased depreciation expense at our Michigan telephone company.

As a result of the above, operating profit for the three months ended September 30, 2004, decreased by $0.3 million to $5.1 million compared to the third quarter of 2003.

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


                                  Third Quarter ended Sept. 30,
                                  ----------------------------- Increase
                                     2004           2003        (Decrease)
                                  ----------------------------------------
                                        (Unaudited)
EBITDA from operations .........   $ 12,053       $ 11,168       $    885
Corporate office expenses ......     (1,743)          (795)          (948)
                                   --------       --------       --------
  Total EBITDA .................     10,310         10,373            (63)
Depreciation ...................      5,004          4,832            172
Amortization ...................        219            162             57
                                   --------       --------       --------
  Operating profit .............      5,087          5,379           (292)
Investment income ..............         88             83              5
Interest expenses ..............     (2,847)        (2,995)           148
Equity in earnings of affiliates      1,051            530            521
                                   --------       --------       --------
  Income before income taxes and   $  3,379       $  2,997       $    382
    minority  interest
                                   ========       ========       ========


Other Income (Expense)
----------------------

For the three months ended September 30, 2004, investment income was relatively unchanged compared to the 2003 period.

Interest expense decreased by $0.1 million in the third quarter of 2004 from the same period in the prior year due primarily to lower outstanding borrowings offset by higher interest rates.

Equity in earnings of affiliates for the three-month ending September 30, 2004 increased $0.5 million compared to the same period in the previous year due to higher earnings at the Company's New Mexico cellular investments (RSA 3 and 5).

Income Tax Provision
--------------------

The income tax provision includes federal, as well as state and local taxes. The tax provision for the three months ended September 30, 2004 and 2003, represent effective tax rates of 35.6% and 38.6%, respectively. The difference between these effective rates and the federal statutory rate is principally due to state income taxes, including the effect of earnings attributable to different state jurisdictions.

Minority Interests
------------------

Minority interests decreased earnings by $0.6 million for the three months ended September 30, 2004, as compared to $0.4 million for the three months ended September 30, 2003. The change was due to higher earnings from the Company's New Mexico cellular investments.


Net Income
----------

Net income for the three months ended September 30, 2004, was $1.5 million, or $0.56 per share (basic and diluted), compared to a net income for the same period last year of $1.4 million, or $0.51 per share (basic and diluted). The Company has no dilutive instruments outstanding.

Nine months ended September 30, 2004 compared to September 30, 2003

The following is a breakdown of revenues and operating costs and expenses for the nine months ended September 30, 2004 and 2003 (in thousands):



                                   Nine Months ended September 30,
                                   ------------------------------- Increase
                                      2004          2003          (Decrease)
                                   -----------------------------------------
                                           (Unaudited)

Revenues:
Local access ......................   $ 8,919      $ 8,851      $    68
Interstate access .................    29,134       27,672        1,462
Intrastate access .................    11,684       11,486          198
Other telephone ...................     1,982        2,170         (188)
Other business ....................    14,423       14,114          309
                                      -------      -------      -------
  Total ...........................    66,142       64,293        1,849
                                      -------      -------      -------

Operating Cost and Expense:
Cost of revenue ...................    22,073       21,807          266
General and administrative costs at
  operations ......................    10,507       10,155          352
Corporate office expenses .........     4,989        2,663        2,326
Depreciation and amortization .....    15,371       14,822          549
                                      -------      -------      -------
  Total ...........................    52,940       49,447        3,493
                                      -------      -------      -------
  Operating profit ................   $13,202      $14,846      $(1,644)
                                      =======      =======      =======


Total revenues for the nine months ended September 30, 2004 increased $1.8 million, or 2.9%, to $66.1 million compared to the same period in 2003. Local access revenue increased by $68,000 in the nine months of 2004 resulting from the sale of additional features and rate increases, partially offset by a 3.2% decrease in access lines. Interstate access revenue increased $1.5 million in the nine months ended September 30, 2004 primarily due to infrastructure development undertaken in 2002 and 2003, which entitled the Company to increased network access and USF support primarily at the Haviland Telephone Company in Kansas. Such increase was partially offset by the loss of a telecommunications transport contract in Utah and by a one-time NECA adjustment to our previously reported rate base, which effects the amount of revenue that we were entitled to in prior periods. The $0.2 million increase in intrastate network access revenue was also due to the infrastructure development in Haviland. The $0.2 million reduction in other telephone revenues reflects reduced billing and collection revenue and lower directory revenues. Other business revenues increased $0.3 million due to the sale of telecommunications equipment to an Iowa school district, revenues from a small cable company in Utah that the Company acquired in February 2004, and partially offset by lower revenues in the Company's security operation.

Total costs and expenses increased by $3.5 million to $52.9 million in the nine months of 2004. Costs of revenue increased $0.3 million, or 1.2%, due to additional operating costs related to the infrastructure development in Haviland, costs related to the sale of equipment to the Iowa school district, costs generated by the cable television operation acquired in February 2004 and partially offset by cost savings in the Company's security operation. General and administrative costs incurred at the operations increased $0.4 million primarily due to increased staffing, increased corporate advertising, and higher professional fees offset by a $0.1 million decrease in consulting fees relating to the Kansas Commission audit incurred in 2003. Corporate office expenses increased $2.3 million resulting from $2.1 million of legal costs incurred defending the "qui tam" litigation in the first nine months of 2004, increased audit and consulting costs resulting from Sarbanes-Oxley implementation, and partially offset by the absence in 2004 of a $0.5 million management incentive accrual recorded in the 2003 period. Depreciation and amortization increased $0.5 million primarily as a result of a regulatory approved change in depreciable lives, which resulted in increased depreciation expense at our Michigan telephone company.

As a result of the above, operating profit for the nine months ended September 30, 2004, decreased by $1.6 million to $13.2 million compared to the same nine month period in 2003.

EBITDA
------

The following table reconciles EBITDA to Operating profit and to Income before income taxes and minority interests (in thousands).


                                  Nine Months ended Sept. 30,
                                  ----------------------------   Increase
                                     2004          2003          (Decrease)
                                  -----------------------------------------
                                        (Unaudited)

EBITDA from operations .........   $ 33,562       $ 32,331       $  1,231
Corporate office expenses ......     (4,989)        (2,663)        (2,326)
                                   --------       --------       --------
  Total EBITDA .................     28,573         29,668         (1,095)
Depreciation ...................     14,623         14,358            265
Amortization ...................        748            464            284
                                   --------       --------       --------
  Operating profit .............     13,202         14,846         (1,644)
Investment income ..............        898            739            159
Interest expenses ..............     (8,517)        (9,020)           503
Equity in earnings of affiliates      2,649          1,593          1,056
                                   --------       --------       --------
  Income before income taxes and   $  8,232       $  8,158       $     74
    minority  interest
                                   ========       ========       ========


Other Income (Expense)
----------------------

For the nine months ended September 30, 2004, investment income increased by $0.2 million due to a cash distribution from Sunshine PCS Corporation in the first quarter of 2004.

Interest expense decreased by $0.5 million in the nine months of 2004 from the same period in the prior year due primarily to lower outstanding borrowings partially offset by higher interest rates.

Equity in earnings of affiliates for the nine-months ended September 30, 2004 increased $1.1 million compared to the same period in the previous year due to higher earnings at the Company's New Mexico cellular investments (RSA 3 and 5).

Income Tax Provision
--------------------

The income tax provision includes federal, as well as state and local taxes. The tax provision for the nine months ended September 30, 2004 and 2003, represent effective tax rates of 38.0% and 38.1%, respectively. The difference between these effective rates and the federal statutory rate is principally due to state income taxes, including the effect of earnings attributable to different state jurisdictions.

Minority Interests
------------------

Minority interests decreased earnings by $1.6 million for the nine months ended September 30, 2004, as compared to $1.0 million for the nine months ended September 30, 2003. The change was due to higher earnings from the Company's New Mexico cellular investments.

Net Income
----------

Net income for the nine months ended September 30, 2004, was $3.5 million, or $1.27 per share (basic and diluted), compared to a net income for the same period last year of $4.0 million, or $1.44 per share (basic and diluted). The Company has no dilutive instruments outstanding.

Cash Requirements
-----------------

The debt at each of Interactive's subsidiary companies contains restrictions on the amount of funds that can be transferred to their respective parent companies. The Interactive parent company ("Parent Company") needs cash primarily to pay corporate expenses, federal income taxes and to invest in new opportunities, including spectrum licenses. The Parent Company receives cash to meet its obligations primarily through management fees charged to its subsidiaries, a tax sharing agreement with its subsidiaries, a line of credit facility, and has obtained additional liquidity by refinancing certain subsidiary debt. In addition, the Parent Company considers various alternative long-term financing sources: debt, equity, or sale of investments and other assets. The Company is sensitive to liquidity issues as it is incurring significant cost for litigation and Sarbanes Oxley compliance. The Parent Company's line of credit facility, which was $10 million in 2004, was reduced to $7.0 million on October 31, 2004 and will be further reduced to $5.0 million on January 31, 2005. The Company is pursuing various financing alternatives including obtaining an additional line of credit, refinancing substantially all or individual pieces of its currently outstanding debt, and sale of certain investments. While it is management's belief that the Company will have adequate resources to fund operations over the next twelve months, there can be no assurance that the Company will obtain financing on terms acceptable to management.

The Company's RLECs and other businesses need cash to fund their current operations, as well as future long-term growth initiatives. Each RLEC and other business finances its cash needs with cash generated from operations, by utilizing existing borrowing capacity or by entering into new long-term debt agreements. New business acquisitions are generally financed with a combination of new long-term debt, secured by the acquired assets, as well as cash from the Parent. While management expects that both Parent and its operating subsidiaries will be able to obtain adequate financing resources to enable the Company to meet its obligations, there is no assurance that such can be readily obtained or at reasonable costs. The Company is obligated under long-term debt provisions and lease agreements to make certain cash payments over the term of the agreements. The following table summarizes, as of September 30, 2004 for the periods shown, these contractual obligations and certain other financing commitments from banks and other financial institutions that provide liquidity:




                                                             Payments Due by Period
                                                                 (In thousands)
                                                    Less than
                                          Total      1 year      2 - 3 years 4 - 5 years After 5 years
                                         -------------------------------------------------------------

Long-term debt (a) ...................   $171,427    $ 14,006    $ 53,095    $ 47,166    $ 57,160
Operating leases .....................      1,595         411         725         146         313
Notes payable to banks ...............      6,269       6,269        --          --          --
Guarantees ...........................      3,750        --         3,750        --          --
                                         --------    --------    --------    --------    --------
Total contractual cash obligations and
  commitments ........................   $183,041    $ 20,686    $ 57,570    $ 47,312    $ 57,473
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

At September 30, 2004, total debt (including notes payable to banks) was $177.7 million, a decrease of $1.5 million from December 31, 2003. At September 30, 2004, there was $107.3 million of fixed interest rate debt outstanding averaging 6.9% and $70.4 million of variable interest rate debt averaging 4.7%. The debt at fixed interest rates includes $38.5 million of subordinated notes at interest rates averaging 9.5% issued to sellers as part of acquisitions. On August 1, 2004, the Company converted $15.4 million of 7.5% fixed rate debt into a variable rate instrument. The long-term debt facilities at certain subsidiaries +are secured either by substantially all of such subsidiaries assets, or by the common stock of such subsidiaries. At September 30, 2004 and December 31, 2003, substantially all of the subsidiaries' net assets are restricted. In addition, the debt facilities contain certain covenants restricting distribution to Lynch Interactive. As of September 30, 2004, the Company is in compliance with all debt covenants.

Interactive has a high degree of financial leverage. The ratio of total debt to equity was 5.3 to 1 as of September 30, 2004 and 6.0 to 1 as of December 31, 2003. Certain subsidiaries also have high debt to equity ratios. Management believes that it is currently more beneficial to hold excess cash at certain of our subsidiaries rather than utilizing the cash to pay-down existing credit facilities.

As of September 30, 2004, Interactive had current assets of $40.4 million and current liabilities of $34.3 million resulting in a working capital surplus of $6.1 million compared to a surplus of $7.2 million at December 31, 2003.

Sources and Uses of Cash
------------------------

Cash at September 30, 2004, was $27.6 million, an increase of $1.0 million compared to December 31, 2003. During the nine months ended September 30, 2004, net cash provided by operations of $18.5 million was primarily used to invest in plant and equipment, acquire businesses and repay debt.

Capital expenditures which are predominantly spent at the RLECs and will be included in their rate bases for rate setting purposes were $10.4 million in the nine months ended September 30, 2004 compared to $14.7 million for the same period in 2003. Capital expenditures in 2004 are expected to be approximately
$18.9 million, most of which will be added to the RLEC rate bases and is primarily financed from internal sources.

The Company completed two acquisitions in the nine months ended September 30, 2004. In February 2004, a 100% owned subsidiary of the Company acquired cable television assets at a cost of $0.4 million. On April 30, 2004, the Company acquired a 37% interest in KMG by issuing a $4.5 million, 8.5% five-year amortizing subordinated note.

The Company has initiated an effort to monetize or spin-off certain of its assets, including selling a portion or all of its investment in certain of its operating entities and equity investments. These initiatives may include the sale of certain telephone operations where growth opportunities are not readily apparent. In addition, the Company is considering the distribution of certain non-core assets to its shareholders. There is no assurance that all or any part of these programs can be effectuated on acceptable terms.

Subsequent to the spin-off by Lynch Corporation, the Board of Directors of Interactive authorized the purchase of up to 100,000 shares of common stock. Through September 30, 2004, 61,100 shares had been purchased at an average cost of $32.34.

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

On June 7, 2004, the defendants filed a motion to refer the issues in this litigation to the FCC, which motion has been opposed by the relator.

On July 28, 2004, the judge denied in part and granted in part the motion to dismiss. Defendant bidding entities that did not win licenses were dismissed and the "reverse" false claims act count was dismissed as redundant. Interactive and its subsidiaries remain parties to the litigation. On September 14, 2004, the judge issued a ruling denying the motion to refer the issues in this litigation to the FCC, and discovery continues.

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

Interactive's current business development strategy is to expand its existing operations through internal growth and acquisition. From 1989 through 2001, the Company has acquired twelve telephone companies. Significant judgments and estimates are required to allocate the purchase price of acquisitions to the fair value of tangible and identifiable intangible assets acquired and liabilities assumed. Any excess purchase price over the above fair values is allocated to goodwill. Additional judgments and estimates are required to determine if identified intangible assets have finite or indefinite lives.

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

Recently Issued Accounting Pronouncements
-----------------------------------------

The Financial Accounting Standards Board (FASB" issued Financial Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" (FIN 46) in January 2003 and revised it in December 2003 (FIN 46R). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46R were applicable for the first interim or annual period ending after March 15, 2004 for both new and existing variable interest entities. Certain less than 50% owned investments in limited liability companies, which were considered to be variable interest entities, needed to be consolidated as a result of the implementation of FIN 46. The effect of consolidating such operations resulted in increasing intangible assets and decreasing investments in and advances to affiliated companies by approximately $2 million and had no other significant effect on the Company's consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosure about Market Risk
        ---------------------------------------------------------

The Company is exposed to market risks relating to changes in the general level of U.S. interest rates. Changes in interest rates affect the amount of interest earned on the Company's cash equivalents and short-term investments (approximately $27.6 million at September 30, 2004 and $26.6 million at December 31, 2003). The majority of the Company's debt is fixed rate and the Company generally finances the acquisition of long-term assets by borrowing on a fixed long-term basis. The Company does not use derivative financial instruments for trading or speculative purposes. Management does not currently foresee any significant changes in the strategies used to manage interest rate risk in the near future, although the strategies may be reevaluated as market conditions dictate. As of September 30, 2004, the fair value of debt was approximately equal to its carrying value.

At September 30, 2004 and December 31, 2003, approximately $70.4 million and $56.4 million, respectively, or 40% and 34% of Interactive's long-term debt and notes payable bears interest at variable rates. Accordingly, the Company's earnings and cash flows are affected by changes in interest rates. Assuming the current level of borrowings for variable rate debt and assuming a one percentage point change in the 2004 average interest rate under these borrowings, it is estimated that Interactive's interest expense for the nine months ended September 30, 2004 would have changed by approximately $0.5 million. In the event of an adverse change in interest rates, management would likely take actions to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, no such actions are assumed. As of September 30, 2004, if the Company were to convert a significant portion of its variable interest rate debt into fixed interest rates, such conversion would have increased interest expense for the nine months ended September 30, 2004 by $1.2 million assuming that variable rates remain constant. Further, such analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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

The main allegation in the case is that the defendants participated in the creation of "sham" bidding entities that allegedly defrauded the federal Treasury by improperly participating in certain FCC spectrum auctions restricted to small businesses, as well as obtaining bidding credits in other spectrum auctions allocated to "small" and "very small" businesses. While the complaint seeks to recover an unspecified amount of damages, which would be subject to mandatory trebling under the statute, a document filed by the relator with the Court on February 24, 2004 discloses an initial computation of damages of not less than $88 million resulting from bidding credits awarded to the defendants in FCC auctions and $120 million of unjust enrichment through the sale or assignment of licenses obtained by the defendants in FCC auctions, in each case prior to trebling. As discussed below, the bidding credits the defendants received were considerably less than the $88 million amount reported.

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

On June 7, 2004, the defendants filed a motion to relator to refer the issues in this litigation to the FCC, which motion was opposed by the relator.

On July 28, 2004, the judge denied in part and granted in part the motion to dismiss. Defendant bidding entities that did not win licenses were dismissed and the "reverse" False Claims Act count was dismissed as redundant. Interactive and its subsidiaries remain parties to the litigation. On September 14, 2004, the judge issued a ruling denying the motion to refer the issues in this litigation to the FCC, and discovery continues.

In addition to the litigation described above, Interactive is a party to routine litigation incidental to its business. Based on information currently available, Interactive believes that none of this ordinary routine litigation, either individually or in the aggregate, will have a material effect on its financial condition and results of operations.

As part of the Omnibus Budget Resolution of 1993, Congress authorized its FCC to employ competitive bidding procedures to select among mutually exclusive applicants for certain spectrum bidding. Initially the FCC had an initiative to include, among others, qualified African Americans, Native Americans, Asian Americans and women. As a result of this, the FCC conducted auctions beginning in 1995 to allocate spectrum in a competitive manner. Interactive was a participating investor and/or service provider to various entities in the auction. In 2001, Interactive was named in a False Claim Act litigation with regard to its auction activities. Below is a history of our C-Block activities, the first auction Interactive was involved with as an investor and as a service provider.

History of Lynch's "C" Block Activities
---------------------------------------

On December 18, 1995, Interactive (through its predecessor Lynch Corporation) had investments in five entities that participated in the FCC Auction for Broadband PCS "C" Block Spectrum (Auction 5). When the auction closed, on May 6, 1996, these five entities, on a combined basis, were the higher bidders for thirty-one 30 MHz licenses at a gross cost of $288.2 million. These entities were initially put together under the FCC's initiative to include, among others, qualified women, African Americans, Native Americans and Asian Americans. As a result of changes in these initiatives, these same individuals were qualified as small businesses and remained eligible as bidders. These entities received $72 million of bidding credits, and accordingly the net cost was $216.2 million. The federal government provided financing for 90% of the cost of these licenses, or $194.6 million. Interactive's investments in these entities totaled $21 million.

Events during and subsequent to Auction 5, made financing these licenses through the capital markets much more difficult than originally anticipated. On April 18, 1997, among other reasons, in order to obtain some economies of scale, such as financing, the five entities merged into Fortunet Communications, Inc. The FCC, in partial response to actions by Nextwave and others, promoted a plan of refinancing of "C" block. In 1997, many of the license holders from Auction 5, including Fortunet, petitioned the FCC for relief in order to afford these small businesses the opportunity to more realistically restructure and build out their systems. The President of Fortunet, Karen Johnson, participated in an FCC sponsored forum on this issue on June 30, 1997. The response from the FCC, which was announced on September 26, 1997 and modified on March 24, 1998, afforded license holders four options. One of these options was the resumption of current debt payments, which had been suspended earlier in 1997 for all such license holders. Another option, amnesty, was to return all licenses and forgo any amounts deposited in exchange for forgiveness of the FCC debt. Other options include: disaggregation, splitting a 30 MHz license into two 15 MHz licenses and forgoing 50% of the amount deposited, or prepayment, return of certain licenses and utilize 70% of the amount deposited to acquire other licenses, 30% of the deposits would be forfeited.

On June 8, 1998, Fortunet elected to apply its eligible credits relating to its original down payment to the purchase of three licenses for 15 MHz of PCS spectrum in Tallahassee, Panama City and Ocala, Florida. Consistent with an FCC promulgated disaggregation alternative, Fortunet surrendered all the remaining licenses and forfeited 30% of its original down payment in full satisfaction of the government debt and the forgiveness of all accrued interest. Accordingly, Fortunet retained 15 MHz of spectrum in the three Florida markets covering a population of approximately 962,000 at a net auction cost of $15.8 million. As a result of following this FCC process, disaggregation resulted in a reduction of the bidding credits to $5.3 million. Fortunet also lost $6.0 million of its down payment. A lawyer for many applications for FCC licenses, Mr. Taylor the relator in this case, is aware of the details of these FCC initiated alternatives to the "C" Block, as was and should be his law firm. As a result of this decision, during 1997, Interactive recorded a $7.0 million write down of its investment in Fortunet.

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

Item 2. Unregistered Sale of Equity in Securities and Use of Proceeds
        -------------------------------------------------------------

The following table sets forth the repurchases made by the Company of its securities during the three months ended September 30, 2004:

                                             Total Number of     Maximum Number of
                 Total                       Shares Purchased     Shares that May
                Number of                   as Part of Publicly  Yet Be Purchased
                 Shares       Average Price  Announced Plans     Under the Plans or
   Period       Purchased    Paid per Share  or Programs           Programs
-----------------------------------------------------------------------------------

July 2004 ....    1,800        $   33.96          1,800            45,000
August 2004 ..    4,600            31.61          4,600            40,400
September 2004    1,500            33.63          1,500            38,900
                 ------           ------          -----            ------
   Total .....    7,900        $   32.53          7,900              --


In September 1999, the Company's Board of Directors approved a stock repurchase program providing for the purchase of up to 100,000 shares of the Company's Common Stock in such manner, and at such times and prices as the Chief Executive Officer or his designee determines.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

(a)  Exhibits

     Exhibit 31.1 - Chief Executive Officer Section 302 Certification.
     Exhibit 31.2 - Chief Financial Officer Section 302 Certification.
     Exhibit 32.1 - Chief Executive Officer Section 906 Certification.
     Exhibit 32.2 - Chief Financial Officer Section 906 Certification.

(b)  Reports on Form 8-K during the quarter reported on:

     - Current Report on Form 8-K filed August 17, 2004, under Items 7 and 12 reporting the issuance of a press release regarding the Company's second quarter operating results.

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

     November 15, 2004