Form 10-K
period 2004-12-31
LYNCH INTERACTIVE CORP
filed 2005-04-01
CIK 1088771

================================================================================


                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
    EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004       Commission file number 1-106
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes No X
                                       --

The aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2004 (based upon the closing price of the Registrant's Common Stock on the American Stock Exchange of $34.54 per share) was $72.0 million. (In determining this figure, the Registrant has assumed that all of the Registrant's directors and officers are affiliates. This assumption shall not be deemed conclusive for any other purpose.)

The number of outstanding shares of the Registrant's Common Stock was 2,752,251 as of March 25, 2005.

================================================================================

DOCUMENTS INCORPORATED BY REFERENCE:

Part III: Certain portions of Registrant's Proxy Statement for the 2005 Annual Meeting of Shareholders.

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

                                     PART I

ITEM 1. BUSINESS

Lynch Interactive Corporation ("Interactive" or the "Company") was incorporated in 1996 under the laws of the State of Delaware. On September 1, 1999, Interactive was spun off by Lynch Corporation to its shareholders (the "Spin Off") and became a public company. In its first day of trading, Interactive closed at $28.00 (adjusted for stock splits). Prior to the Spin Off, Interactive had no significant assets, liabilities or operations. As a successor to certain businesses of Lynch Corporation, Interactive, at that time, became a diversified holding company with subsidiaries primarily engaged in multimedia and transportation services. Interactive spun off its ownership interest in Sunshine PCS to its shareholders in 2001 and its 63% interest in the Morgan Group, Inc. to its shareholders in 2002. Interactive's executive offices are located at 401 Theodore Fremd Avenue, Rye, New York 10580-1430. Its telephone number is 914-921-8821.

Interactive's business development strategy is to expand its existing operations through internal growth and acquisitions. It may also, from time to time, consider the acquisition of other assets or businesses that are not related to its present businesses. The Company currently operates in one business segment, multimedia, which consists of telecommunications, security, cable television and broadcasting. The Company is considering the distribution of certain investments to its shareholders. Such distribution is subject to numerous approvals. As used herein, Interactive includes subsidiaries.

Lynch Interactive Corporation to consider delisting, and going to what Wall Street refers to as "Pink Sheets", and others refer to as "Going Dark"

The Company's Board of Directors has voted to include in our proxy statement for the 2005 annual meeting a proposal that the shareholders give the Board of Directors authority to execute a "going dark" transaction, pursuant to which the company would reduce its number of shareholders of record below 300 through a reverse split and then delist from the American Stock Exchange, thereby suspending its reporting obligations under the Securities Exchange Act of 1934. If this transaction is consummated, the Company's common stock would be quoted, if at all, in the "pink sheets". We point out that not withstanding trading volumes, the Company currently intends voluntarily to disseminate press releases, quarterly financial statements, and audited annual financial statements to its stockholders and the investment community generally.

The principal reason for considering this step is the cost required to comply with section 404 of the Sarbanes-Oxley Act of 2002. While the Company is committed to having in place and consistently improving those controls necessary to generate reliable financial statements, the documentation and testing process required by section 404 of Sarbanes-Oxley will likely impose considerable costs and a staffing strain on the Company and its subsidiaries unless the standards are revised for smaller companies. The Company believes it is appropriate to consider ways to mitigate these significant burdens.

I.   MULTIMEDIA OPERATIONS

Wireline Telecommunications

Operations. Interactive conducts its telecommunications operations through subsidiary companies. The telecommunications group has been expanded through the selective acquisition of local exchange telephone companies serving rural areas and by offering additional services such as Internet service, alarm services, long distance service and competitive local exchange carrier service. Since 1989, Interactive has acquired fourteen telephone companies, four of which have indirect minority ownership of 2% to 19%, whose operations range in size from approximately 900 to over 10,000 access lines. The Company's telephone operations are located in Iowa, Kansas, Michigan, New Hampshire, New Mexico, New York, North Dakota, Utah and Wisconsin. Our service areas are largely residential and not densely populated. As of December 31, 2004, total lines, including both access and DSL, were 54,901, 100% of which are served by digital switches.

In March 2004, the Company signed an agreement to acquire California-Oregon Telecommunications Company ("Cal-Ore") located in Dorris, California. Cal-Ore's subsidiary Cal-Ore Telephone Company is the incumbent service provider for a rural area of about 850 square miles along the Northern California border with Oregon with approximately 2,500 access lines. Cal-Ore's other businesses include an Internet service provider, Competitive Local Exchange Carrier ("CLEC") that is planning to provide services in the surrounding area and interests in certain cellular partnerships. The acquisition price is $21.2 million, subject to certain closing adjustments. In March 2005, the administrative law judge for the California Public Utilities Commission issued a proposed opinion approving the transaction subject to various conditions. The Company is reviewing the opinion, which remains subject to the approval of the Commission.

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

Network access services. We provide network access services to long distance carriers and other carriers in connection with the use of our facilities to originate and terminate interstate and intrastate telephone calls. Such services are generally offered on a month-to-month basis and the service is billed on a minutes-of-use basis. Access charges to long distance carriers and other customers are based on access rates filed with the Federal Communications Commission ("FCC") for interstate services and with the respective state regulatory agency for intrastate services.

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

We expect future growth in telephone operations to be derived from the acquisition of additional telephone companies, from providing service to new customers or additional services to existing customers, from upgrading existing customers to higher grades of service, and from new service offerings. Interactive is currently exploring how to best incorporate Voice over Internet Protocol ("VoIP") into its business model.

The following table summarizes certain information regarding Interactive's multimedia operations:

                                                    Years Ended December 31,
                                                  2002        2003        2004
                                                --------------------------------
Telecommunications operations
Access lines (a) ...........................     53,963      52,517      50,803
DSL Lines ..................................      1,466       2,709       4,098
                                                 ------      ------      ------
Total access lines .........................     55,429      55,226      54,901
  % Residential ............................         74%         73%         76%
  % Business ...............................         26%         27%         24%
Internet subscribers (including DSL) .......     21,890      20,853      20,240
Security customers .........................      6,500       6,712       6,667
Cable subscribers ..........................      2,831       2,731       3,630

Total Multimedia Revenues
 Local service .............................         14%        14%         13%
 Network access ............................         61%        62%         63%
 Other businesses ..........................         25%        24%         24%
                                                 ------      ------      ------
   Total multimedia revenues ...............        100%        100%        100%
                                                 ======      ======      ======

(a) An "access line" is a telecommunications circuit between the customer's establishment and the central switching office.
(b)  Other  Businesses  includes  Internet,   security,  CLEC,  CATV  and  other
     non-regulated revenues.

Telephone Acquisitions. Interactive pursues an active program of acquiring operating telephone companies. Since 1989, Interactive acquired fourteen telephone companies serving a total of approximately 45,600 access lines, at the time of these acquisitions, for an aggregate consideration totaling approximately $153.6 million. Such acquisitions are summarized in the following table:



                                                        Number of     Number of
                                                       Access Lines   Access
                                            Year of      Yr. Of        Lines       Ownership
                                          Acquisition     Acq.        12/31/04    Percentage
                                        ----------------------------------------------------

Western New Mexico Telephone Co. ......       1989        4,200        6,906        83.1(c)
Inter-Community Telephone Co. .........       1991        2,550(a)     2,569       100.0
Cuba City Telephone Co. &
  Belmont Telephone Co. ...............       1991        2,200        2,629        81.0
Bretton Woods Telephone Co. ...........       1993          250          908       100.0
JBN Telephone Co. .....................       1993        2,300(b)     2,653        98.0
Haviland Telephone Co. ................       1994        3,800        3,705       100.0
Dunkirk & Fredonia Telephone Co. ......
  & Cassadaga Telephone Co. ...........       1996       11,100       11,682       100.0
Upper Peninsula Telephone Co. .........       1997        6,200        6,641       100.0
Central Scott Telephone Co. ...........       1999        6,000        5,837       100.0
Central Utah Telephone Co./Skyline
  Telephone Company/Bear Lake
  Telephone Company ...................       2001        7,000        7,273       100.0


(a) Includes 1,350 access lines acquired in 1996.

(b) Includes 354 access lines acquired in 1996.

(c) Does not include a 36% interest in a company that owns the 16.9% minority interest. The Company is in the process of acquiring the remaining 64% interest subject to final negotiations. Closing is expected by the second quarter of 2005.

Interactive continually evaluates acquisition opportunities targeting domestic rural telephone companies with a strong market position, good growth potential and predictable cash flow. In addition, Interactive generally seeks companies with excellent local management already in place who will remain active with their company. At times, certain large telephone companies have offered certain of their rural telephone exchanges for sale, often on a statewide or larger area basis. Interactive has and in the future may, bid on such groups of exchanges. Telephone holding companies and others actively compete for the acquisition of telephone companies and such acquisitions are subject to the consent or approval of regulatory agencies in most states. While management believes it will be successful in making additional acquisitions, any acquisition program is subject to various risks, including being able to find and complete acquisitions at an attractive price and being able to integrate and operate successfully any acquisition made.

Related Services and Investments. Affiliates of twelve of Interactive's telephone companies now offer Internet access service. At December 31, 2004, Internet access customers totaled 20,240 compared to 20,853 at December 31, 2003. Interactive companies have increased DSL service offset by a decrease in dial up service. Affiliates of six of Interactive's telephone companies now offer long distance service, and affiliates of two of Interactive's telephone companies now offers CLEC services.

An affiliate of Dunkirk & Fredonia Telephone Company ("DFT") provides CLEC service on a resale basis in neighboring Dunkirk, New York, certain areas of Buffalo, New York, and two other western New York counties. Some of DFT's CLEC services are being provided via an unbundled network elements platform (UNE-P), which allows for increased margins over a resale CLEC business model. In addition, DFT is in position with network functions and agreements to begin offering services through their own facilities. Giant Communications also provides CLEC services to selected areas in Northeast Kansas.

Giant Communications (formerly CLR Video, L.L.C.), a 98% owned subsidiary of Interactive, is a provider of cable television in northeast Kansas with approximately 2,400 subscribers.

Central Telcom Services, LLC, a 100% owned subsidiary of the Company based in Fairview, Utah, acquired certain cable television assets in February 2004 and has entered into an agreement in January 2005 to acquire a cable television system located in nearby counties. The acquisition closed in March 2005, after completion of necessary regulatory approvals and other steps. The acquisition expanded Lynch Interactive's existing customer base by 2,411 cable subscribers and positions the company to promote additional services to its customer base.

DFT Security Systems, Inc. (which is 63.6% owned by Interactive), another affiliate of DFT, acquired American Alarm Company in December 2001. DFT Security Systems provides alarm services to western New York, including the Buffalo area, and now serves 6,667 alarm customers. As part of Company's effort to reduce debt and or monetize certain assets, it is considering selling a portion of its alarm accounts.

A subsidiary of Inter-Community Telephone Company in North Dakota, and Western New Mexico Telephone Company in New Mexico have filed with their respective state regulatory commissions to provide CLEC services in those states. Final plans to offer CLEC service in areas adjacent to Interactive's telephone operations in those states have not been completed. There is no assurance that Interactive can successfully develop these businesses or that these new or expanded businesses can be made profitable within a reasonable period of time. Such businesses, in particular any CLEC business, would be expected to operate at losses initially and for a period of time.

Regulatory Environment. Operating telephone companies are regulated by state regulatory agencies with respect to intrastate telecommunications services and the FCC with respect to interstate telecommunications services.

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

Intercarrier Compensation Reform. The FCC released a Further Notice of Proposed Rulemaking ("FNPRM") on March 3, 2005 to examine all aspects of intercarrier compensation including access charges, reciprocal compensation, transport and transiting services, as well as, various network interconnection issues. Currently, the rate for intercarrier compensation depends on the type of traffic at issue, the types of carriers involved, and the end points of the communication. Many believe these rate differentials create both opportunities for regulatory arbitrage and incentives for inefficient investment and deployment decisions. The intent of this proceeding is to replace the existing patchwork of intercarrier compensation rules with a unified approach.

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

On February 25, 2005, the FCC adopted measures addressing the minimum requirements for a telecommunications carrier to be designated as an eligible telecommunications carrier ("ETC") and thus be eligible to receive federal USF. All of Interactive's companies are already designated as ETCs. New carriers seeking ETC designation must now:

o Provide a five-year plan demonstrating how high-cost universal service support will be used to improve its coverage, service quality or capacity throughout the service area for which it seeks designation.

o    Demonstrate its ability to remain functional in emergency situations.

o Demonstrate that it will satisfy consumer protection and service quality standards.

o Offer local usage plans comparable to those offered by the incumbent local exchange carrier ("ILEC") in the areas for which it seeks designation.

o Acknowledge that it may be required to provide equal access, if all other ETCs in the designated service area relinquish their designations.

The FCC added that these same requirements are applicable to ETCs previously designated by the commission, and these carriers must submit evidence by October 1, 2006, showing compliance. The FCC encourages states that have jurisdiction over ETC designations to adopt these requirements.

The FCC adopted the Rural Task Force ("RTF") order related to USF for rural carriers in May 2001 that mandates the continued use of actual embedded costs as the basis for USF support for rural carriers through June 2006. In such order, the FCC emphasized that it would provide predictability, certainty and stability to rural LECs for five years, so as to allow rural carriers to continue to provide supported telecommunications services at affordable rates to American consumers. On June 28, 2004, the FCC referred the issue of what modifications are needed for rural carriers for a post-RTF USF mechanism to a Federal-State Joint Board on Universal Service after June 2006.

The federal and state USF mechanisms, including that which the Company receives, are subject to considerable scrutiny and possible modification by the FCC. It is not possible to predict what modifications the FCC may adopt regarding USF, the timing of such modifications or the impact of those modifications on the Company.

Voice Over Internet Protocol. Interactive's local exchange carrier telephone operations do not have significant wireline competition at the present time. However, wireless usage and VoIP is continuing to increase across the nation, including in the areas served by Interactive, which could have substantial detrimental impact on future revenues and create additional uncertainty for the Company. It is not possible to predict the extent these complimentary or substitutable services might impact Interactive's revenues. Because of the rural nature of their operations and related low population density, Interactive's rural LEC subsidiaries are primarily high cost operations, which receive substantial Federal and state support. However, the regulatory environment for LEC operations has begun to change. VoIP usage is increasing as both a transport facility to haul traffic between switching centers, as well as the means to serve the end user customer's voice telephone needs. As a transport facility, it is expected to decrease the overall cost of transport in the long run. Interactive is analyzing if VoIP could be utilized for transport in a cost effective manner in the most rural portions of the nation, such as those served by the Company.

The Interexchange carriers ("IXCs") would like to have access minutes that are transported over VoIP exempt from paying access charges. If the IXCs were exempted from paying access charges on traffic transported over VoIP, it would have a significant detrimental impact to the Company's access charge revenues. While the FCC has initially determined that computer-to-computer VoIP traffic should not be considered a telecommunications service, it is not possible to predict the FCC's actions regarding the transport issue since the FCC has not issued a decision on this matter. The FCC has opened a more comprehensive proceeding to determine the extent VoIP should be subject to regulation.

In addition to transport, companies are increasing the use of VoIP in providing voice services to the end user. The VoIP end user traffic requires the use of a broadband service, such as DSL or cable, in order to receive the low price (or free) VoIP voice service. Since DSL cannot be purchased from the ILEC without the customer first purchasing a traditional local access line service, the ILEC still receives the DSL and the local service revenue as long as the end user purchases the DSL from the ILEC. Obviously, if the end user purchases the broadband service from a competitor, such as a cable or wireless broadband company, the ILEC loses all revenue associated with the customer switching to VoIP. Of greater concern is the fact that the Company loses the access charge revenue associated with intrastate calls that previously were provided through the Company's switched network. It is not possible to determine the potential lost revenue from calls that are handled by VoIP rather than the public switched network. This is very similar to revenue losses due to wireless usage where minutes of use are being removed from the Company's switching platform to the wireless carrier's switch thus reducing the Company's access revenues.

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

As a result of the 1996 Act, FCC and state regulatory authority initiatives and judicial decisions aimed at increasing competition, certain telecommunications providers have attempted to bypass local exchange carriers to connect directly with high-volume toll customers. For example, in the last few years, the States of New Mexico, New York, Michigan, Wisconsin and Kansas passed or amended telecommunications bills intended to reduce regulations and introduce more competition among providers of local services. In addition, regulatory authorities in certain states, such as New York, have taken steps to promote competition in local telephone exchange service by requiring certain companies to offer wholesale rates to resellers. To date, no substantial impact has been seen on Interactive's telephone subsidiaries, which do not consider this a significant near-term competitive threat due to the limited number of high-volume customers they serve.


Other Multimedia Services

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

Based upon a multiple of twelve times broadcast cash flow, plus cash, less debt, Interactive estimates its value in these stations at almost $16 million as compared to the net book value of these investments of a negative $0.6 million. It is not assured that the results of these stations will continue at the current level or that they could be sold at twelve times cash flow.

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

Other sources of competition include cable television systems, which carry television broadcast signals by wire or cable to subscribers who pay a fee for this service. CATV systems retransmit programming originated by broadcasters, as well as providing additional programming that is not originated on, or transmitted from, conventional broadcasting stations. Direct Broadcast Services ("DBS") are satellites providing local to local video services to a growing percentage of the population in the United States. In addition, some alternative media operators provide for a fee and, on a subscription basis, programming that is not a part of regular television service. Additional program services are provided by low-power television stations as well.

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

Other.

Sunshine PCS Corporation. On December 31, 2003, Sunshine PCS Corporation ("Sunshine") completed the sale of its three C-Block personal communications services licenses to Cingular Wireless LLC ("Cingular") for $13,750,000 in cash. The licenses, which are for the provision of C-Block personal communications services in the Florida cities of Tallahassee, Panama City and Ocala, represented substantially all of the assets of Sunshine. In related transactions, Sunshine used a portion of the sales proceeds to acquire all of its preferred stock and warrants held by Interactive for an aggregate amount of $7,587,000 (the "Preferred Stock and Warrant Repurchase") and all of its outstanding Class B Common Stock for an aggregate amount of $613,862 (the "Class B Stock Repurchase"). Interactive's cash investment in Sunshine and its predecessor companies, beginning in 1993, was a cumulative $21.9 million. In 1997 and in 1999, Interactive recorded impairment losses of $7.0 million and $15.4 million, respectively, which included the impairment of interest the Company capitalized on these investments during the development of the licenses. Following the Preferred Stock and Warrant Repurchase and the Class B Stock Repurchase, Interactive owns 294,117 shares of Sunshine's Class A Common Stock, representing 6.4% of all outstanding Class A Shares of Sunshine. During 2004, the Company received a cash distribution from Sunshine equal to $.83 per share and on March 25, 2005, Sunshine was quoted at $.12 per share on bulletin board market.

Las Cruces, NM PCS License. Another subsidiary of Interactive, Lynch PCS Corporation G ("LPCSG") holds a 10 MHz PCS license for the Basic Trading Area
(BTA) covering Las Cruces, New Mexico. Las Cruces is the principal city in the BTA, which covers a population of approximately 249,902 (as of the 2000 census). In April 2002, LPCSG completed a build-out of the licensed area sufficient to meet the FCC requirement that it provide service coverage to at least one-quarter of the population in this BTA. In a February 2005 FCC auction for similar spectrum, the price per

MHz of population was materially lower than the price paid by Interactive for this spectrum. Accordingly, at December 31, 2004, Interactive recorded a $0.3 million impairment of this investment, which is included in amortization expense.

Logan,  UT PCS License.  As part of the  acquisition  of Central Utah  Telephone
Company by Interactive in June 2001, Interactive acquired Central Telecom Services, LLC, a related entity that now owns a 10 MHz PCS license in the Logan, Utah, BTA, which has a population of approximately 102,702 (as of 2000 census). Similar to LPCSG, Central Telecom Services has completed a build-out sufficient to meet the FCC requirement that service coverage be available to at least one-quarter of the population in this BTA. In respect of the traditions of many staff members and former owners, Interactive committed to donate 20% of the net profits (as defined in the donation letter) from any sale of the Logan license to the Church of Jesus Christ of Latter Day Saints. In a February 2005 FCC auction for similar spectrum, the price per MHz of population was materially lower than the price paid by Interactive for this spectrum. Accordingly, at December 31, 2004, Interactive recorded a $0.4 million impairment of this investment, which is included in amortization expense.

Iowa PCS Licenses. Central Scott has a 10 MHz PCS License for its wireline territory covering a population of 11,470. Central Scott is also an approximately 14% minority owner of an entity that has a 10 MHz PCS license for portions of Clinton and Jackson Counties in Iowa, with a total population of 68,470.

RSA Cellular Interests. Interactive owns minority interests in certain entities that provide wireless cellular telephone service in two Rural Service Areas ("RSAs") in New Mexico and two RSA's in North Dakota, covering areas with a total population of approximately 163,000. Equity in earnings from these two operations was $2.9 million in 2004 on a combined basis and the combined book value of these entities was $6.5 million at December 31, 2004. Interactive's proportional share of these operations combined revenues, EBITDA and operating profits were $3.9 million, $1.9 million and $1.6 million respectively, for the year ended December 31, 2004, and we received $0.7 million in cash distributions, net of cash paid to minority interests, from these investments in 2004. An additional $0.9 million was received from these investments in the first quarter of 2005. The difference between EBITDA and operating profit is depreciation of plant and equipment. EBITDA is presented because it is a widely accepted financial indicator of value and ability to incur and service debt in this industry. The Company utilizes the EBITDA metric for valuing potential acquisitions. EBITDA is not a substitute for operating profit, in accordance with generally accepted accounting principles. The entities have no debt and Interactive's proportional share of their cash equivalents is $1.1 million.

Other Interests in Wireless Licenses. In 1997, LPCSG entered into an agreement with Bal/Rivgam LLC (in which an affiliate of the CEO has a 49.9% equity interest), which won licenses in the FCC's Wireless Communications Services ("WCS") Auction in 1997, to receive a fee equal to 5% of the realized net profits of Bal/Rivgam (after an assumed cost of capital), in return for providing bidding and certain other services to Bal/Rivgam. Bal/Rivgam holds 5 WCS licenses covering a population of approximately 42 million with an aggregate cost of $0.7 million and certain Local Multipoint Distribution Services ("LMDS") licenses. Betapage Communications, L.L.C., in which Interactive has a 49.9% equity interest, was a winning bidder in the FCC auction for 929 MHz paging licenses, which was conducted in 2000. Betapage won 24 paging licenses covering a population of 76.7 million at a cost of approximately $77,000. Interactive also has the right to receive a fee equal to 20% of the realized net profits of Betapage (after an assumed cost of capital).

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

Another subsidiary of Interactive is a 49.9% owner of PTPMS Communications II, L.L.C ("PTPMS II"), which was a winning bidder in the FCC auction of licenses for 700 MHz Guard Band spectrum for wireless data transmission and wireless Internet services, which was conducted in 2000. PTPMS II won three licenses covering a population of 6.4 million in BTAs including the cities of Buffalo, NY, Des Moines-Quad-Cities, IA and El Paso, TX, at an aggregate cost of approximately $6.3 million. Interactive has loaned PTPMS II approximately $6.1 million. Interactive's subsidiary has the right to receive a fee equal to 20% of the realized net profits of PTPMS II (after an assumed cost of capital). In a FCC auction conducted in September 2002 for similar spectrum, called the Lower 700 MHz Band Auction, the price per MHz of population was materially lower than the price paid by PTPMS II in 2000. Accordingly, during 2002, Interactive provided a reserve for impairment for its investment in PTPMS II of $5.5 million.

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

In July 2004, Lynch 3G participated in the Auction for 24 GHz Spectrum and was high bidder for two licenses, Buffalo - Niagara, NY and Doverport, IA - Maline, IL, for a total cost of $49,000.

In February 2005, Lynch 3G participated in Auction 58 for PCS Spectrum and was high bidder for two licenses, Marquette, MI and Kalamath Falls, OR, for a total cost of $0.5 million.

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

Morgan Group Holding Company. In January 2002, Interactive spun off its interest in The Morgan Group, Inc. ("Morgan"), its only services subsidiary, via a tax-free dividend to its shareholders.

II.  OTHER INFORMATION

While Interactive holds licenses of various types, Interactive does not believe they are critical to its overall operations, except for (1) the television-broadcasting licenses of WHBF-TV and WOI-TV; (2) Interactive's telephone subsidiaries' franchise certificates to provide local-exchange telephone service within their service areas; (3) FCC licenses to operate point-to-point microwave systems; (4) licenses held by partnerships and corporations in which certain of Interactive's subsidiaries own minority interests to operate cellular telephone systems covering various service areas in New Mexico and North Dakota, (5) Giant Communications' franchises to provide cable television service within its service areas and (6) personal communications services and other wireless communication licenses held by companies in which Interactive's subsidiaries have investments, including the PCS licenses for Las Cruces, New Mexico, Logan, Utah, and portions of Iowa as described above in more detail.

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

Interactive had a total of 356 employees at December 31, 2004, including 6 corporate employees and the remainder responsible for providing rural telephone services, compared to 349 employees at December 31, 2003.

III. EXECUTIVE OFFICERS OF THE REGISTRANT

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



          Name                                   Offices and Positions Held                                Age
          ----                                   --------------------------                                ---
Mario J. Gabelli          Chairman and Chief Executive Officer of Lynch Interactive since                   62
                          December 2004 (and also from  September  1999 to December 2002) and Vice
                          Chairman  and Chief  Executive  Officer from  December  2002 to December
                          2004. He is also Chairman,  Chief Executive  Officer,  and a director of
                          Gabelli  Asset  Management  Inc. and its  predecessors  (since  November
                          1976)  (and in  connection  with  those  responsibilities,  he serves as director  or  trustee and/or an officer of registered  investment companies  managed by  subsidiaries  of Gabelli Asset  Management);  and
                          Chairman and Chief Executive Officer of GGCP, Inc., a private company

Robert E. Dolan           Chief Financial Officer (since January 2004); Chief Financial Officer             53
                          and  Controller  from September  1999 to January 2004;  Chief  Financial
                          Officer (1992-2000) and Controller (1990-2000) of Lynch Corporation

Evelyn C. Jerden          Senior Vice President-Operations (since September 2003);    Vice                  47
                          President-Regulatory Affairs (2002-2003); Director of Revenue
                          Requirements of Western New Mexico Telephone Company, Inc. (since 1992)

John A. Cole              Vice President-Corporate Development, Secretary and General Counsel               54
                          (since December 2004);  Counsel at LeBoeuf,  Lamb, Greene & MacRae,  LLP
                          (1994 to 2004)


The executive officers of the Registrant are elected annually by the Board of Directors at its meeting in May and hold office until the organizational meeting in the next subsequent year and until their respective successors are chosen and qualified.

ITEM 2. PROPERTIES

Interactive leases approximately 3,300 square feet of office space from an affiliate of its Chairman and CEO for its executive offices in Rye, New York. The lease expires at the end of 2007.

Western New Mexico Telephone Company ("Western") owns a total of 16.9 acres at 15 sites located in southwestern New Mexico. Its principal operating facilities are located in Silver City, where Western owns one building comprising a total of 6,480 square feet housing its administrative offices and certain storage facilities and another building comprising 216 square feet, which houses core network equipment. In Cliff, New Mexico, Western owns five buildings with a total of 14,055 square feet in which are located additional offices and storage facilities, as well as a vehicle shop, a fabrication shop, and central office switching equipment. Smaller facilities, used mainly for storage and for housing central office switching equipment, with a total of 9,984 square feet, are located in Lordsburg, Reserve, Magdalena and five other localities in New Mexico. In addition, Western leases 1.28 acres on which it has constructed four microwave towers and a 120 square-foot equipment building. Western has the use of 46 other sites under permits or easements at which it has installed various equipment either in small company-owned buildings (totaling 2,403 square feet) or under protective cover. Western also owns 3,757 miles of copper cable and 494 miles of fiber optic cable running through rights-of-way within its 15,000 square mile service area. All of these properties are encumbered under mortgages held by the Rural Utilities Service ("RUS") and the National Bank for Co-Operatives ("Co-Bank").

Inter-Community Telephone Company owns 12 acres of land at 10 sites. Its main office at Nome, ND, contains 4,326 square feet of office and storage space. In addition, it has 4,400 square feet of garage space and 5,035 square feet utilized for its switching facilities. Inter-Community has 2,036 miles of copper cable and 243 miles of fiber optic cable. All of these properties are encumbered under mortgages held by Co-Bank.

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

Dunkirk & Fredonia Telephone Company (including its affiliates) owns a total of approximately 15 acres at five locations in western New York. Its central office switching equipment, administrative and commercial offices consisting of 18,297 square feet is located in Fredonia, New York. In addition, Dunkirk & Fredonia owns four other properties, including a service garage, a paging tower site, a small central office in Cassadaga, N.Y., sales and service center in Jamestown, New York. Dunkirk & Fredonia also owns 358 miles of copper telephone cable and 96 miles of fiber optic cable. All of these properties are encumbered under a mortgage held by RUS.

Bretton Woods Telephone Co., Inc. leases approximately 2,800 square feet of business office space and garage/storage space located in Bretton Woods, New Hampshire. Bretton Woods Telephone owns a 444 square foot central office building also located in Bretton Woods, New Hampshire that is built on leased land. Bretton Woods Telephone has 28 miles of copper cable and 6 miles of fiber optic cable.

Upper Peninsula Telephone Company owns a total of approximately 25 acres at 19 sites located principally in the Upper Peninsula of Michigan. Its host central office switching equipment, administrative and commercial offices consisting of 11,200 square feet is located in Carney, Michigan. In addition, Upper Peninsula owns 25 other smaller facilities housing garage, warehouse and central office switching equipment and over 2,123 miles of copper cable and 198 miles of fiber optic cable. All properties described herein are encumbered under mortgages held by the RUS and Co-Bank.

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

Central Utah Telephone, Inc., and its subsidiaries own a total of 9.76 acres at sixteen sites and have an additional 1.54 acres at fifteen sites, which are under leases, permits or easements. These sites are located in the central, northeastern and mid-western areas of Utah. Central Utah Telephone's principal operating facilities are located in Fairview, Utah, where it owns a new commercial office building containing 14,400 square feet, and a plant office and central office building containing 5,200 square feet. In addition it has 720 square feet of office space, 2,455 square feet of warehouse space, 6,595 square feet of vehicle maintenance facilities, 4,252 square feet of protective cover and 3 rental homes. Central Utah Telephone owns smaller facilities used mainly for housing central office switching equipment with a total of 9,405 square feet in 25 various locations. In addition, Central Utah Telephone owns 897 miles of copper cable and 199 miles of fiber optic cable running through rights-of-way within its 6,867 square mile service area. All of Central Utah Telephone's properties described herein are encumbered under mortgages held by the RUS and CoBank.

It is Registrant's opinion that the facilities referred to above are in good operating condition and suitable and adequate for present uses.

ITEM 3. LEGAL PROCEEDINGS

False Claims Act "Qui Tam"  Litigation.
Interactive and several other parties, including Interactive's CEO, and Fortunet Communications, L.P., which was Sunshine PCS Corporation's predecessor-in-interest, have been named as defendants in a lawsuit originally brought under the so-called "qui tam" provisions of the federal False Claims Act in the United States District Court for the District of Columbia. The complaint was filed under seal with the court on February 14, 2001. At the initiative of one of the defendants, the seal was lifted on January 11, 2002. Under the False Claims Act, a private plaintiff, termed a "relator," may file a civil action on the U.S. government's behalf against another party for violation of the statute. In return, the relator receives a statutory bounty from the government's litigation proceeds if he is successful.

The main allegation in the case is that the defendants participated in the creation of "sham" bidding entities that allegedly defrauded the federal Treasury by improperly participating in certain FCC spectrum auctions restricted to small businesses, as well as obtaining bidding credits in other spectrum auctions allocated to "small" and "very small" businesses. While the complaint seeks to recover an unspecified amount of damages, which would be subject to mandatory trebling under the statute, a document filed by the relator with the Court on February 24, 2004 discloses an initial computation of damages of not less than $88 million resulting from bidding credits awarded to the defendants in FCC auctions and $120 million of unjust enrichment through the sale or assignment of licenses obtained by the defendants in FCC auctions, in each case prior to trebling. Later computations have increased this amount. As discussed below, the bidding credits the defendants received were considerably less than the $88 million amount reported.

Interactive strongly believes that this lawsuit is completely without merit and that relator's damage computations are without basis, and intends to defend the suit vigorously. The U.S. Department of Justice has notified the court that it has declined to intervene in the case. Nevertheless, we cannot predict the ultimate outcome of the litigation, nor can we predict the effect that the lawsuit or its outcome will have on our business or plan of operation. Interactive does not have any insurance to cover its cost of defending this lawsuit, which costs will be material. Interactive does have a directors and officers liability policy but the insurer has reserved its rights under the policy and, as a result, any coverage to be provided to any director or officer of Interactive in connection with a judgment rendered in this action is unclear at this time.

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

On July 28, 2004, the judge denied in part and granted in part our motion to dismiss. Defendant bidding entities that did not win licenses were dismissed and the "reverse" false claims act count was dismissed as redundant. Interactive and its subsidiaries remain parties to the litigation.

In December 2004, the defendants filed a motion in the United States District Court for the District of Columbia to compel the FCC to provide certain information subpoenaed by them in order to enable them to conduct a defense. This motion is still pending and discovery is continuing. See "History of Lynch's "C" Block Activities" below.

Also see Footnote 4 - Wireless Communication Services with regards to a potential indemnification obligation of the Company.

History of Lynch's "C" Block Activities.

As part of the Omnibus Budget Resolution of 1993, Congress authorized the FCC to employ competitive bidding procedures to select among mutually exclusive applicants for certain spectrum licenses. Initially the FCC had an initiative to include, among others, African Americans, Native Americans, Asian Americans and women. As a result of this, the FCC conducted auctions beginning in 1995 to allocate spectrum in a competitive manner. Interactive was a participating investor and/or service provider to various entities in this "C-Block" auction.

By December 18, 1995, Interactive (through its predecessor Lynch Corporation) had investments in five entities that participated in the FCC auction for broadband PCS "C" block spectrum (Auction 5). When the auction closed, on May

6,1996, these five entities, on a combined basis, were the higher bidders for thirty-one 30 MHz licenses at a gross cost of $288.2 million. These entities were initially put together under the FCC's initiative to include, among others, women, African Americans, Native Americans and Asian Americans. As a result of changes in these initiatives, these same individuals were qualified as small businesses and remained eligible as bidders. These entities received $72 million of bidding credits, and accordingly the net cost was $216.2 million. The federal government provided financing for 90% of the cost of these licenses, or $194.6 million. Interactive's investments in these entities totaled $21 million.

Events during and subsequent to Auction 5, made financing these licenses through the capital markets much more difficult than originally anticipated. On April 18, 1997, among other reasons, in order to obtain some economies of scale, such as financing, the five entities merged into Fortunet Communications, Inc. The FCC, in partial response to actions by Nextwave and others, promoted a plan for refinancing the "C" block licenses. In 1997, many of the license holders from Auction 5, including Fortunet, petitioned the FCC for relief in order to afford these small businesses the opportunity to more realistically restructure and build out their systems. The President of Fortunet, Karen Johnson, participated in an FCC sponsored forum on this issue on June 30, 1997. The response from the FCC, which was announced on September 26, 1997 and modified on March 24, 1998, afforded license holders four options. One of these options was the resumption of current debt payments, which had been suspended earlier in 1997 for all such license holders. Another option, amnesty, was to return all licenses and forgo any amounts deposited in exchange for forgiveness of the FCC debt. Other options included: disaggregation, splitting a 30 MHz license into two 15 MHz licenses and forgoing 50% of the amount deposited; and prepayment, return of certain licenses and utilizing 70% of the amount deposited to acquire other licenses, with the other 30% of the deposits to be forfeited.

On June 8, 1998, Fortunet elected to apply its eligible credits relating to its original down payment to the purchase of three licenses for 15 MHz of PCS spectrum in Tallahassee, Panama City and Ocala, Florida. Consistent with an FCC promulgated disaggregation alternative, Fortunet surrendered all the remaining licenses and forfeited 30% of its original down payment in full satisfaction of its government obligations, including forgiveness of all accrued interest. Accordingly, Fortunet retained 15 MHz of spectrum in the three Florida markets covering a population of approximately 962,000 at a net auction cost of $15.8 million. As a result of this FCC process, disaggregation resulted in a reduction of the bidding credits to $5.3 million. Fortunet also lost $6.0 million of its down payment. As a result of this decision, during 1997, Interactive recorded a $7.0 million write down of its investment in Fortunet. A lawyer who worked on many applications for FCC licenses, Mr. Taylor, the relator in this case, is aware of the details of these FCC initiated alternatives for the "C" Block, as presumably are his law firms.

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

On December 31, 2003, Sunshine, after appropriate corporate and regulatory steps, sold its three 15 MHz licenses to Cingular Wireless for $13.75 million. Interactive received $7.6 million as part of the sale transaction versus its cash investment of $21.9 million initially invested in the original five entities in 1992.

Other Litigation. In addition to the litigation described above, Interactive is a party to routine litigation incidental to its business. Based on information currently available, Interactive believes that none of this ordinary routine litigation, either individually or in the aggregate, will have a material effect on its financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None in the fourth quarter of 2004.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Common Stock of Lynch Interactive Corporation is traded on the American Stock Exchange under the symbol "LIC." The market price high and lows in consolidated trading of the Common Stock for the last two years are as follows:


                                  2004
                           Three Months Ended
         March 31      June 30        September 30   December 31
         --------      -------        ------------   -----------
High     $   37.90     $    37.95     $   36.50      $   34.75
Low      $   23.50     $    28.00     $   29.50      $   30.45



                                  2003
                           Three Months Ended
        March 31       June 30         September 30   December 31
        --------       -------         ------------   -----------

High    $   28.00     $   24.80       $   27.75      $   27.41
Low     $   21.50     $   19.50       $   23.95      $   21.80


At March 22, 2005, Interactive had 803 shareholders of record and the closing price of our Common Stock was $25.75.

Neither Interactive nor Lynch Corporation, the company from which Interactive was spun off, has paid any cash dividends on its common stock since 1989.
Interactive does not expect to pay cash dividends on its common stock in the foreseeable future. In addition, current and future financings may limit, prohibit, or otherwise affect the payment of such dividends.

Issuer Purchases of Equity Securities


                                                                                     Maximum Number of
                                                              Total Number of     (or Approximate Dollar
                                                            Shares Purchased as    Value) of Shares that
                       Total Number of                       Part of Publicly      May Yet Be Purchased
                      Shares (or Units) Average Price Paid   Announced Plans or      Under the Plans or
      Period            Purchased       per Share (or Unit)     Programs(1)             Programs(1)
      ------            ---------       ------------------      ----------              ----------

10/1/04 to 10/31/04        3,600              32.36               3,600                   35,300

11/1/04 to 11/30/04        1,000              31.62               1,000                   34,300

12/1/04 to 12/31/04        1,300              31.62               1,300                   33,000
                          ------              -----              ------

Total                      5,900              32.07               5,900
                           =====              =====              ======


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

ITEM 6. SELECTED FINANCIAL DATA


                          LYNCH INTERACTIVE CORPORATION
                             SELECTED FINANCIAL DATA
                      (In Thousands, Except Per Share Data)

                                                                        Years Ended December 31, (a)
                                                           -----------------------------------------------------
                                                            2000        2001        2002        2003        2004
                                                           --------------------- -------------------------------

Revenues (h)..........................................   $ 65,789    $ 77,892    $ 84,225    $ 85,392    $ 87,794

Operating profit (b) .................................     15,331      19,985      19,233      18,428      15,731
Interest expense, net of investment income ...........    (10,308)    (11,074)    (11,266)    (10,744)     (9,915)
Equity in earnings of affiliates .....................      2,594       1,456       1,938       2,280       3,564
Impairment of investment in Spinnaker Industries, Inc.       --        (3,194)       --          --          --
Reserve for impairment of investment in spectrum and
  spectrum license holders (c) .......................       --          --        (5,479)       --          --
Gain on sale of subsidiary stock and other
  Assets .............................................      4,187        --         4,965       3,919         185
                                                         --------    --------    --------    --------    --------
Income (loss) before income taxes, minority
  interests, and discontinued operations of Morgan ...     11,804       7,173       9,391      13,883       9,565
(Provision) benefit for income taxes .................     (4,971)     (3,454)     (3,924)     (4,968)     (3,078)
Minority interests ...................................     (1,802)     (1,185)     (1,706)     (1,525)     (2,021)
                                                         --------    --------    --------    --------    --------
  Income (loss) from continuing operations before
    discontinued operations of  Morgan ...............      5,031       2,534       3,761       7,390       4,466
Income (Loss) from operations of Morgan
  distributed to shareholders (g) ....................     (2,666)     (1,386)     (1,888)       --          --
                                                         --------    --------    --------    --------    --------
  Net income (loss) ..................................   $  2,365    $  1,148    $  1,873    $  7,390    $  4,466
                                                         ========    ========    ========    ========    ========
Basic and diluted earnings
Per common share (d)
  Income (loss) from continuing operations before
  operations of Morgan ...............................   $   1.78    $   0.90    $   1.34    $   2.65    $   1.61
  Income (loss) from operations of Morgan
    distributed to shareholders (e) ..................      (0.94)      (0.49)      (0.67)       --          --
                                                         --------    --------    --------    --------    --------
  Net income (loss) ..................................   $   0.84    $   0.41    $   0.67    $   2.65    $   1.61
                                                         ========    ========    ========    ========    ========


                                                                                   December 31,
                                                           ----------------------------------------------------
                                                           2000        2001        2002        2003        2004
                                                           ----------------------------------------------------

Cash, securities and short-term investments              $ 26,900    $ 31,233    $ 23,356     $ 26,556   $ 27,214
Total assets (g) ..........................              $217,742    $256,350    $249,639     $252,795   $257,080
Long-term debt ............................              $162,304    $193,202    $176,621     $175,783   $168,966
Shareholders' equity (f) ..................              $ 19,391    $ 24,517    $ 22,632     $ 29,887   $ 34,572


(a) Includes results of Central Utah Telephone Company from June 23, 2001, its date of acquisition.
(b) Operating profit is sales and revenues less Multimedia cost of sales, and selling and administrative expenses. Goodwill amortization was $2.5 million in 2000 and $2.8 million in 2001. On January 1, 2002, the Company adopted the provisions of SFAS 142 and ceased amortizing goodwill. In 2004, goodwill of $0.5 million and $0.7 million of spectrum investments were written off as a result of the Company's annual test for impairment. (See note 1 in the accompanying financial statements.)
(c) See Note 4 "Wireless Communications Services" in the Company's consolidated financial statements.
(d)  Adjusted to reflect a 2 for 1 stock split which occurred in September 2000.
(e)  Net of income tax and minority interest.
(f)  No cash dividends have been declared or paid during the 5-year period.
(g)  Amounts do not include assets associated with The Morgan Group, Inc.
(h) Revenues for prior periods have been reclassified to conform to 2004 presentation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read together with the Consolidated Financial Statements of Interactive and the notes thereto included elsewhere in this Annual Report.

RESULTS OF OPERATIONS

Overview

Interactive has grown primarily through the selective acquisition of rural local exchange carriers ("RLECs") and by offering additional services such as Internet service, alarm services, long distance service and competitive local exchange carrier ("CLEC") service. From 1989 through the current reporting period, Interactive (and its predecessor corporation) acquired fourteen telephone companies, four of which have indirect minority ownership of 2% to 19%, whose operations range in size from approximately 800 to over 10,000 access lines. The Company's telephone operations are located in Iowa, Kansas, Michigan, New Hampshire, New Mexico, New York, North Dakota, Utah and Wisconsin.

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

o Telecommunication bankruptcies- Interactive's telephone companies have significant, normal course of business receivables from interexchange carriers, such as MCI or Global Crossings who filed for bankruptcy and, as a result, have been written-off. Additional bankruptcies could have a significant effect on our financial condition. The Company expects to recover settlements from MCI in 2005.

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

o All of our RLECs participate in the National Exchange Carrier Association ("NECA") access pools. Interstate access revenues depend upon whether the RLEC has elected to be "cost-based" or has remained an "average schedule" carrier. The revenues of our nine cost-based carriers directly correlate to the rate-of-return on regulated net investment earned by the NECA access pools plus the amount of regulated operating expenses including taxes. The revenues of the Company's five average schedule subsidiaries correlate to usage based measurements such as access lines, interstate minutes-of-use, and the number and mileage of different types of circuits. The average schedule formulas are intended to be a proxy for cost-based recovery.

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

The   following   are  material   opportunities,   challenges   and  risks  that
Interactive's executives are currently focused on, as well as actions that are being taken to address the concerns:

o Universal Service Reform: Efforts to modify universal service mechanisms are currently underway at the FCC. In June 2004, the FCC asked the Federal-State Joint Board on Universal Service ("Joint Board") to review the rules relating to the high-cost universal service support mechanisms for rural carriers and to determine the appropriate rural mechanism to succeed the five-year plan adopted in the Rural Task Force Order. In particular, the FCC asked the Joint Board to make recommendations on a long-term universal service plan that ensures that support is specific, predictable, and sufficient to preserve and advance universal service. The FCC asked the Joint Board to ensure that its recommendations are consistent with the goal of ensuring that consumers in rural, insular, and high-cost areas have access to telecommunications and information services at rates that are affordable and reasonably comparable to rates charged for similar services in urban areas. The FCC also asked the Joint Board to consider how support can be effectively targeted to rural telephone companies serving the highest cost areas, while protecting against excessive fund growth. In conducting its review, the Joint Board is supposed to take into account the significant distinctions among rural carriers, and between rural and non-rural carriers and consider all options for determining appropriate universal service support. The Company participated with the RLEC industry in comments to the FCC regarding the potential impact to customers and RLECs in rural America. Total USF support payments are material to the Company's financial results.

o Intercarrier Compensation and Access Charge Reform: The Company is actively participating in the RLEC industry's efforts to determine how intercarrier compensation and access charges should be modified without sustaining revenue losses for RLECs.

o Loss of Access Revenues from VoIP and wireless usage: The Company is experiencing revenue losses as usage transfers from landline service provided by the Company's subsidiaries to either VoIP or wireless services. VoIP traffic currently does not pay access charges or contribute to universal service. The FCC has several proceedings underway to determine whether VoIP traffic should contribute for the use of the network and contribute to USF. The Company is participating in the RLEC industry efforts to have VoIP traffic contribute for use of the underlying network on which the VoIP call travels. To offset revenue losses from traditional voice services, Interactive is installing more broadband services and is exploring how to best incorporate VoIP into its business model.

o Intrastate revenue at our Michigan telephone company could be substantially reduced in the future due to a state requirement to expand the local calling area. The Company intends to file with the state commission recover some or all of the revenue deficiency, however, there is no assurance that it will be successful.

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

Year 2004 compared to 2003

The following is a breakdown of revenues and operating costs and expenses for 2004 and 2003 (in thousands):



                                      ----------------     Increase
                                       2004      2003     (Decrease)
                                      ------------------------------
                                        (Unaudited)
Revenues:
Local access ......................   $11,851   $11,836   $    15
Interstate access .................    39,644    37,686     1,958
Intrastate access .................    15,263    15,352       (89)
Other business ....................    21,036    20,518       518
                                      -------   -------   -------
  Total ...........................    87,794    85,392     2,402
                                      -------   -------   -------

Operating Cost and Expense:
Cost of revenue ...................    29,992    29,460       532
General and administrative costs at
  operations ......................    13,800    12,693     1,107
Corporate office expenses .........     6,401     4,529     1,872
Depreciation and amortization .....    21,870    20,282     1,588
                                      -------   -------   -------
  Total ...........................    72,063    66,964     5,099
                                      -------   -------   -------
  Operating profit ................   $15,731   $18,428   $(2,697)
                                      =======   =======   =======


Total revenues in 2004 increased $2.4 million, or 2.8%, to $87.8 million compared to $85.4 million in 2003. Local access revenue increased by $15,000 in 2004 resulting from the sale of additional features and rate increases, partially offset by a 3.3% decrease in access lines. The decrease in access lines is due to the increase in cell phone usage and reduction in dial-up internet service. Interstate access revenue increased $2.0 million in 2004 primarily due to infrastructure development undertaken in 2002 and 2003, which entitled the Company to increased network access and USF support primarily at the Haviland Telephone Company in Kansas. Such increase was partially offset by the loss of a telecommunications transport contract in Utah and by a one-time NECA adjustment to our reported rate base, which reduced revenue. Intrastate network access revenue decreased $0.1 million as increases resulting from the infrastructure development in Haviland were offset by an increase in local dial-up access to the internet at our Michigan telephone company. Other business revenues increased $0.5 million due to increased DSL penetration, the sale of telecommunications equipment to an Iowa school district, revenues from a small cable company in Utah that the Company acquired in February 2004, and partially offset by lower revenues in the Company's security operation.

Total costs and expenses increased by $5.1 million to $72.1 million in 2004. Costs of revenue increased $0.5 million, or 1.8%, due to additional operating costs related to the infrastructure development in Haviland, costs related to the sale of equipment to the Iowa school district, costs generated by the cable television operation acquired in February 2004 and partially offset by cost savings in the Company's security operation. General and administrative costs incurred at the operations increased $1.1 million primarily due to increased staffing, increased audit and consulting costs resulting from Sarbanes-Oxley implementation, increased advertising, and higher professional fees offset by a $0.1 million decrease in consulting fees relating to the Kansas Commission audit incurred in 2003. Corporate office expenses increased $1.9 million resulting from $3.2 million of legal costs incurred defending the "qui tam" litigation in 2004, partially offset by the absence in 2004 of a $1.6 million management incentive accrual recorded in 2003. Depreciation and amortization increased $1.6 million including an increase of $0.5 million in depreciation and $1.1 million of amortization expense. The increase in depreciation was primarily as a result of the infrastructure development at Haviland, as well as a regulatory approved change in depreciable lives, which resulted in increased depreciation expense at our Michigan telephone company. The increase in amortization resulted from the Company's 2004 annual test of goodwill and other indefinite life intangible assets for impairment in accordance with SFAS No.142. Interactive recorded a $0.7 million impairment of its investments in certain 10MHz PCS licenses in Las Cruces, NM and Logan, UT. Such impairment was based on a February 2005 FCC auction of similar spectrum in which the price per MHz of population was materially lower than the price Interactive paid for such spectrum. In addition, $0.5 million of goodwill was considered to be impaired and was written off in amortization expense.

As a result of the above, operating profit in 2004 decreased by $2.7 million to $15.7 million compared to 2003.

EBITDA

EBITDA represents the Company's earnings from continuing operations before interest, taxes, depreciation and amortization. EBITDA is not intended to represent cash flows from operating activities and should not be considered as an alternative to net income or loss as an indicator of the Company's operating performance or to cash flows as a measure of liquidity, in each case as determined in accordance with generally accepted accounting principles. EBITDA from operations is presented herein because it is a commonly used metric in the communications industry to analyze companies on the basis of operating performance and liquidity. The Company's senior management believes it facilitates a standardized comparison among companies in the telecommunications industry, while minimizing differences among those companies based on depreciation, financial leverage and tax policies. In addition, Interactive utilizes EBITDA as one of its metrics for valuing potential acquisitions. The following table reconciles EBITDA to Operating profit and to Income before income taxes and minority interests (in thousands).



                                                                 Increase
                                           2004       2003      (Decrease)
                                         ----------------------------------
                                                                (Unaudited)

EBITDA from operations ...............   $ 44,002    $ 43,239    $    763
Corporate office expenses:
  Qui Tam and SOX consulting .........      3,501          24       3,477
  Bonus accrual ......................       --         1,600      (1,600)
  Other ..............................      2,900       2,905          (5)
                                         --------    --------    --------
  Corporate office expenses: .........      6,401       4,529       1,872
                                         --------    --------    --------
  Total EBITDA .......................     37,601      38,710      (1,109)
Depreciation and amortization ........     21,870      20,282       1,588
                                         --------    --------    --------
  Operating profit ...................     15,731      18,428      (2,697)
Investment income ....................      1,289       1,120         169
Interest expenses ....................    (11,204)    (11,864)        660
Equity in earnings of affiliates .....      3,564       2,280       1,284
Gain on sale of investment in Sunshine        185       3,919      (3,734)
                                         --------    --------    --------
  Income before income taxes and         $  9,565    $ 13,883    $ (4,318)
    minority  interest
                                         ========    ========    ========

Other Income (Expense)

In 2004, investment income increased by $0.2 million primarily due to an increase in CoBank patronage refunds offset by a reduction in interest income due to lower interest rates.

Interest expense decreased by $0.7 million in 2004 compared to 2003 due primarily to lower outstanding borrowings partially offset by higher interest rates.

Equity in earnings of affiliates in 2004 increased $1.3 million compared to 2003 due to higher earnings at the Company's New Mexico cellular investments (RSA 3 and 5).

Income Tax Provision

The income tax provision includes federal, as well as state and local taxes. The tax provision for the 2004 and 2003, represent effective tax rates of 36.8% and 35.8%, respectively. The difference between these effective rates and the federal statutory rate is principally due to state income taxes, including the effect of earnings attributable to different state jurisdictions. In addition, in December 2004 Interactive reversed certain tax reserves that were no longer required.

Minority Interests

Minority interests decreased earnings by $2.0 million in 2004, as compared to $1.6 million in 2003. The change was due to higher earnings from the Company's New Mexico cellular investments.

Net Income

Net income in 2004, was $4.5 million, or $1.61 per share (basic and diluted), compared to a net income last year of $7.4 million, or $2.64 per share (basic and diluted). The Company has no dilutive instruments outstanding.

Year 2003 compared to 2002

The following is a breakdown of revenues and operating expenses for the two years ended December 31, 2003 and 2002:




                                      -----------------    Increase
                                        2003     2002     (Decrease)
                                      ------------------------------
                                         (Unaudited)
Revenues:
Local access ......................   $11,836   $11,890       (54)
Interstate access .................    37,686    34,830     2,856
Intrastate access .................    15,352    16,723    (1,371)
Other business ....................    20,518    20,782      (264)
                                      -------   -------   -------
  Total ...........................    85,392    84,225     1,167
                                      -------   -------   -------

Operating Cost and Expense:
Cost of revenue ...................    29,460    29,020       440
General and administrative costs at
  operations ......................    12,693    13,285      (592)
Corporate office expenses .........     4,529     3,334     1,195
Depreciation and amortization .....    20,282    19,353       929
                                      -------   -------   -------
  Total ...........................    66,964    64,992     1,972
                                      -------   -------   -------
  Operating profit ................   $18,428   $19,233      (805)
                                      =======   =======   =======

Total revenues in 2003 increased $1.2 million, or 1.4%, to $85.4 million compared to $84.2 million in 2002. Local access revenue decreased by $54,000 in 2003 compared to 2002 as a 2.7% decrease in the number of access lines, due primarily to additional DSL lines sold, offset a 1% increase in the percentage of business lines, which typically generate higher revenues, compared to residential access lines. Interstate revenues increased $2.9 million in 2003 compared to 2002 primarily due to the effect of infrastructure development, which entitled the Company to increased USF support primarily at the Haviland Telephone Co. and Central Utah Telephone Co. ("CUT"). In addition, interstate access revenue increased $0.8 million primarily due to the recovery in revenue of increased operating expenditures, in accordance with our ratemaking structure, associated with the increased infrastructure development. Under the rate of return model in which these companies are regulated, further increases in revenue are expected in 2004, as the 2003 capital expenditures are fully recognized by the model. Intrastate revenues decreased $1.4 million in 2003 compared to 2002 primarily due to state initiatives in Kansas and New York. The Kansas initiative has been fully recognized in the regulatory model, but additional revenue reductions are expected in New York of approximately $0.1 million per year over the next four years. Other Business revenues, which include the Company's internet, CLEC, wireless, long-distance, cable and security operations, decreased $0.3 million in 2003 compared to 2002. The sale of a wireless equipment operation in upstate New York with 2002 revenues of $0.8 million was offset by a $0.6 million increase due to additional subscribers in the Company's 63.6% owned security business in upstate New York. In addition, decreased revenue in long-distance resale and other lines of business offset an increase of $0.6 million in the Company's CLEC operations in New York.

Total costs and expenses increased by $2.0 million to $67.0 million in 2003. Cost of revenue increased $0.4 million, or 1.5%, due to additional operating costs related to the infrastructure development in Haviland, additional bandwidth and system maintenance costs in 2003, and a $0.8 million reduction in costs due to the sale of a wireless business in upstate New York in late 2002. General and administrative costs at the operations decreased $0.6 million in 2003 compared to 2002, primarily due to $0.9 million of bad debt expense in 2002 associated with the bankruptcies of MCI/Worldcom and Global Crossings. Corporate costs increased $1.2 million in 2003, primarily due to a $1.2 million increase in the bonus accrual. The Company recorded a $1.6 million accrual in 2003 in accordance with a shareholder approved management incentive program compared to a $0.4 million bonus accrual in 2002. The gain on the sale of the Sunshine Preferred Stock and warrants resulted in $0.8 million of such increase to the bonus accrual. Depreciation expense increased by $1.6 million in 2003, of which $0.8 million was due to increased capital expenditures at one of our Kansas operations and $0.3 million was due to revised depreciation rates that more accurately reflect asset lives at our Michigan subsidiary.

Amortization expense decreased by $0.7 million during 2003, as the Dunkirk & Fredonia security operation increased the amortization period for its subscriber lists from three to ten years in the fourth quarter of 2002.

As a result of the above, operating profit was $18.4 million in 2003, $0.8 million less than the $19.2 million recorded in 2002.

EBITDA

The following table reconciles EBITDA to Operating profit and to Income before income taxes, minority interests and operations of Morgan.


                                                             Increase
                                     2003       2002        (Decrease)
                                     ---------------------------------
                                       (Unaudited)

EBITDA from operations .........   $ 43,239    $ 41,920    $  1,319
Corporate office expenses:
  Qui Tam and SOX consulting ...         24         515        (491)
  Bonus accrual ................      1,600         463       1,137
  Other ........................      2,905       2,356         549
                                   --------    --------    --------
  Corporate office expenses: ...      4,529       3,334       1,195
                                   --------    --------    --------
  Total EBITDA .................     38,710      38,586         124
Depreciation and amortization ..     20,282      19,353         929
                                   --------    --------    --------
  Operating profit .............     18,428      19,233        (805)
Investment income ..............      1,120       1,765        (645)
Interest expenses ..............    (11,864)    (13,031)      1,167
Equity in earnings of affiliates      2,280       1,938         342
Other gains and losses .........      3,919        (514)      4,433
                                   --------    --------    --------
  Income before income taxes and   $ 13,883    $  9,391    $  4,492
    minority  interest
                                   ========    ========    ========

Other Income (Expense)

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


LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The debt at each of Interactive's subsidiary companies contains restrictions on the amount of funds that can be transferred to their respective parent companies. The Interactive parent company ("Parent Company") needs cash primarily to pay corporate expenses, federal income taxes and to invest in new opportunities, including spectrum licenses. The Parent Company receives cash to meet its obligations primarily through management fees charged to its subsidiaries, a tax sharing agreement with its subsidiaries, usage of a line of credit facility, and has obtained additional liquidity by refinancing certain subsidiary debt. In addition, the Parent Company considers various alternative long-term financing sources: debt, equity, or sale of investments and other assets.

The Parent Company's short-term line of credit facility, which expires August 31, 2005, has a maximum availability totaling $5.0 million, $3.8 million of which was available at December 31, 2004. The Company is pursuing various financing alternatives including a replacement for its current line of credit with a larger business base renewal of the line of credit, refinancing substantially all or individual pieces of its currently outstanding debt, and sale of certain investments. The Company expects to obtain an additional line of credit in the next year. While it is management's belief that the Company will have adequate resources to fund operations over the next twelve months, there can be no assurance that the Company will obtain financing on terms acceptable to management. The obtaining of a replacement line of credit is a critical element of the Company's financing strategy.

The Company's RLECs and other businesses need cash to fund their current operations, as well as future long-term growth initiatives. Each RLEC and other business finances its cash needs with cash generated from operations, by utilizing existing borrowing capacity or by entering into new long-term debt agreements. New business acquisitions are generally financed with a combination of new long-term debt, secured by the acquired assets, as well as cash from the Parent. While management expects that both Parent and the operating subsidiaries will be able to obtain adequate financing resources to enable the Company to meet its obligations, there is no assurance that such can be readily obtained or at reasonable costs. The Company is obligated under long-term debt provisions and lease agreements to make certain cash payments over the term of the agreements. The following table summarizes, as of December 31, 2004 for the periods shown, these contractual obligations and certain other financing commitments from banks and other financial institutions that provide liquidity:


                                                                Payments Due by Period
                                                                    (In thousands)
                                                     Less than
                                           Total       1 year      1 - 3 years   4 - 5 years After 5 years
                                         ----------------------------------------------------------------

Long-term debt (a) ...................   $168,966     $ 14,364     $ 66,085     $ 35,966     $ 52,551
Operating leases .....................      1,343          283          503          248          309
Notes payable to banks ...............      4,793        4,793         --           --           --
Guarantees ...........................      3,750         --          3,750         --           --
                                         --------     --------     --------     --------     --------
Total contractual cash obligations and
  commitments ........................   $178,852     $ 19,440     $ 70,338     $ 36,214     $ 52,860
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

At December 31, 2004, total debt (including notes payable to banks) was $173.8 million, a decrease of $5.5 million from December 31, 2003. At December 31, 2004, there was $106.5 million of fixed interest rate debt outstanding averaging 7.0% and $67.2 million of variable interest rate debt averaging 5.3%. The debt at fixed interest rates includes $39.0 million of subordinated notes at interest rates averaging 9.5% issued to sellers as part of acquisitions. The long-term debt facilities at certain subsidiaries are secured by substantially all of such subsidiaries assets, while at other subsidiaries it is secured by the common stock of such subsidiaries. In addition, the debt facilities contain certain covenants restricting distribution to Lynch Interactive. At December 31, 2003 and 2004, substantially all of the subsidiaries' net assets are restricted.

Interactive has a high degree of financial leverage. As of December 31, 2004, the ratio of total debt to equity was 5.0 to 1. Certain subsidiaries also have high debt to equity ratios. Management believes that it is currently more beneficial to hold excess cash at certain of our subsidiaries rather than utilizing the cash to pay-down existing credit facilities.

As of December 31, 2004, Interactive had current assets of $39.4 million and current liabilities of $35.5 million resulting in a working capital surplus of $3.9 million compared to a surplus of $7.2 million at December 31, 2003. This $3.3 million reduction in the surplus was primarily due to the receipt in 2004 of a $2.4 million federal income tax refund included in the December 31,2003 balance sheet. In 2004, net cash provided by operations of $27.8 million was used to invest in plant and equipment, to invest in cable assets and to repay debt.

Sources and Uses of Cash

Cash at December 31, 2004, was $27.2 million, an increase of $0.7 million compared to 2003. In 2004, net cash provided by operations of $27.3 million was used to invest in plant and equipment, to invest in cable assets and repay debt. In 2003, net cash provided by operations of $29.1 million and $7.6 million proceeds from the sale of Interactive's investment in Sunshine were used to invest in plant and equipment and repay debt. In 2002, the Company used $7.6 million of restricted cash as part of the repurchase of $10.5 million of convertible debt. In addition, in 2002, Interactive received $3.0 million of cash proceeds for the sale of a minority interest in a cellular operation and issued $7.1 million in long-term debt.

Capital expenditures were $16.5 million in 2004, $22.7 million in 2003, and $23.8 million in 2002 which is predominantly spent at the RLECs and will be included in their rate bases for rate setting purposes. Capital expenditures in 2005 are expected to be approximately $10 million, most of which will be added to the RLEC rate bases.

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

     Subsequent to the spin-off by Lynch Corporation, the Board of Directors of Lynch Interactive Corporation authorized the purchase of up to 100,000 shares of common stock. Through December 31, 2004, 67,000 shares had been purchased at an average cost of $32.32 per share including 22,000 shares purchased in 2004 at an average investment of $31.05 per share. Subsequent to year-end, an additional 5,700 shares have been acquired at an average investment of $31.53 per share.

President Bush's proposed Budget for Fiscal Year 2006 establishes the process and terms to implement the dissolution of the Rural Telephone Bank ("RTB").
Under RTB's By-Laws, on dissolution, the holders of its Class B and Class C stock would be paid the par value of their stock. As of December 31, 2004, the total par value of RTB Class B and Class C stock at the Company's subsidiaries was $11.3 million. The net book value and tax basis of this stock, at that date, was $1.1 million. The dissolution of the RTB and payments to the stock holders is subject to numerous approvals and actions, including Congressional approval of President Bush's proposed Budget for Fiscal Year 2006 and actions by RTB's Board of Directors. Therefore, the Company cannot predict whether, or when, such payments will actually be made to the Company's subsidiaries.

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

False Claims Act "Qui Tam" Litigation.

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

The main allegation in the case is that the defendants participated in the creation of "sham" bidding entities that allegedly defrauded the federal Treasury by improperly participating in certain FCC spectrum auctions restricted to small businesses, as well as obtaining bidding credits in other spectrum auctions allocated to "small" and "very small" businesses. While the complaint seeks to recover an unspecified amount of damages, which would be subject to mandatory trebling under the statute, a document filed by the relator with the Court on February 24, 2004 discloses an initial computation of damages of not less than $88 million resulting from bidding credits awarded to the defendants in FCC auctions and $120 million of unjust enrichment through the sale or assignment of licenses obtained by the defendants in FCC auctions, in each case prior to trebling. Later filings have increased this amount and the bidding credits the defendants received were considerably less than the $88 million amount reported.

Interactive strongly believes that this lawsuit is completely without merit and that relator's initial damage computations are without basis, and intends to defend the suit vigorously. The U.S. Department of Justice has notified the court that it has declined to intervene in the case. Nevertheless, we cannot predict the ultimate outcome of the litigation, nor can we predict the effect that the lawsuit or its outcome will have on our business or plan of operation. Interactive does not have any insurance to cover its cost of defending this lawsuit, which costs will be material. Interactive does have a directors and officers liability policy but the insurer has reserved its rights under the policy and, as a result, any coverage to be provided to any director or officer of Interactive in connection with a judgment rendered in this action is unclear at this time.

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

In December 2004, the defendants filed a motion in the United States District Court for the District of Columbia to compel the FCC to provide certain information subpoenaed by them in order to enable them to conduct a defense. This motion is still pending and discovery is continuing.

See also "Item 3. Legal Proceedings - History of Lynch's C-Block Activities" above for a history of our involvement in Auction 5.

Other Litigation.

In addition to the litigation described above, Interactive is a party to routine litigation incidental to its business. Based on information currently available, Interactive believes that none of this ordinary routine litigation, either individually or in the aggregate, will have a material effect on its financial condition and results of operations.

Critical Accounting Policies and Estimates

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

We consider the estimate of fair value to be a critical accounting estimate because (a) a potential goodwill impairment could have a material impact on our financial position and results of operations and (b) the estimate is based on a number of highly subjective judgments and assumptions, the most critical of which is that the regulatory environment will continue in its current form. In 2004, $0.5 million of goodwill was considered impaired and was charged to income as amortization expense.

Interactive tests its investments and other long-term non-regulated assets annually whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Significant judgment is required to determine if an impairment has occurred and whether such impairment is "other than temporary." In 2004, Interactive recorded a $0.7 million impairment of its investment in certain 10 MHz spectrum based on a materially lower price paid for similar spectrum in a 2005 auction. In 2002, Interactive provided $5.5 million for the impairment of an investment in wireless spectrum purchased in 2001, based on a materially lower price paid for similar spectrum in 2002. In 2001, we wrote down the investment in Spinnaker Industries to zero, based on our judgment that the decline in the quoted value was "other than temporary."

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

In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets", which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No.153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe the adoption of SFAS No.153 will have a material impact on its consolidated financial statements.

In December 2004, the FASB issued SFAS No.123(R), "Share-Based Payment", which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No.25. SFAS No.123(R) will be effective for interim or annual reporting periods beginning on or after June 15, 2005. The Company is currently evaluating the impact of the adoption of SFAS No.123(R) will have on its consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to market risks relating to changes in the general level of U.S. interest rates. Changes in interest rates affect the amount of interest earned on the Company's cash equivalents and short-term investments (approximately $27.2 million at December 31, 2004 and $26.6 million at December 31, 2003). The majority of the Company's debt is fixed rate and the Company generally finances the acquisition of long-term assets by borrowing on a fixed long-term basis. The Company does not use derivative financial instruments for trading or speculative purposes. Management does not foresee any significant changes in the strategies used to manage interest rate risk in the near future, although the strategies may be reevaluated as market conditions dictate. As of December 31, 2004, the fair value of debt was approximately equal to its carrying value.

At December 31, 2004 and 2003, approximately $67.2 million and $56.4 million, respectively, or 39% and 31% of Interactive's long-term debt and notes payable bears interest at variable rates. Accordingly, the Company's earnings and cash flows are affected by changes in interest rates. Assuming the current level of borrowings for variable rate debt and assuming a one percentage point change in the 2004 average interest rate under these borrowings, it is estimated that Interactive's 2004 interest expense would have changed by approximately $0.7 million. In the event of an adverse change in interest rates, management would likely take actions to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, no such actions are assumed. As of December 31, 2004, if the Company were to convert a significant portion of its variable interest rate debt into fixed interest rates, such conversion could increase 2004 interest expense by $2.0 million assuming that variable rates remain constant. Further, such analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 15(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As required by Rule 13a-15 under the Securities Exchange Act of 1934, the Company's management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004. This evaluation was carried out under the supervision and with the participation of our principal executive officer as well as our principal financial officer, who concluded that our disclosure controls and procedures are effective.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this Item 10 is included under the caption "Executive Officers of the Registrant" in Item 1 hereof and included under the captions "Governance of Lynch Interactive," "Proposal 3 - Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in Registrant's Proxy Statement for its Annual Meeting of Shareholders for 2005, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is included under the captions "Governance of Lynch Interactive - Compensation of Directors," "Executive Compensation," "Executive Compensation and Benefits Committee Report on Executive Compensation" and "Performance Graph" in Registrant's Proxy Statement for its Annual Meeting of Shareholders for 2005, which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is included under the caption "Security Ownership of Certain Beneficial Owners and Management," in the Registrant's Proxy Statement for its Annual Meeting of Shareholders for 2005, which information is included herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is included under the caption "Executive Compensation", and "Transactions with Certain Affiliated Persons" in the Registrant's Proxy Statement for its Annual Meeting of Shareholders for 2005, which information is included herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is included under the caption "Independent Public Accountants" in the Registrant's Proxy Statement for its Annual Meeting of Shareholders for 2005, which information is included herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The  following  documents  are  filed as part of this  Form  10-K  Annual
     Report: Financial Statements:

     Reports of Independent Registered Public Accounting Firms and the following Financial Statements of the Company are included herein:

          Consolidated Balance Sheets - December 31, 2003 and 2004
          Consolidated Statements of Operations - Years ended December 31, 2002, 2003 and 2004
          Consolidated Statements of Shareholders' Equity - Years ended December 31, 2002, 2003 and 2004
          Consolidated Statements of Cash Flows - Years ended December 31, 2002, 2003 and 2004
          Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules:

          Schedule I - Condensed Financial Information of Registrant
          Schedule II - Valuation and Qualifying Accounts

(a)(3) Exhibits: See the Exhibit Index on pages xx through xx

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions, or are inapplicable, and therefore have been omitted.

See Page 2 above re Forward Looking Information.

(b)  Reports on Form 8-K:

     Current Report on Form 8-K filed on November 15, 2004.

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

          99.1  Reports of Independent Registered Public Accounting Firm

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Lynch Interactive Corporation
Rye, New York

     We have audited the accompanying consolidated balance sheets of Lynch Interactive Corporation and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. Our audit also includes the 2004 financial statement schedules listed in the Index at Item 15(a) (2). These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audit

     We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Lynch Interactive Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such 2004 financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.



/s/ DELOITTE & TOUCHE LLP

New York, New York
March 31, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Lynch Interactive Corporation

We have audited the accompanying consolidated statements of operations, shareholders' equity, and cash flows of Lynch Interactive Corporation (the "Company") and subsidiaries for the year ended December 31, 2002. Our audit also included the 2002 financial statement schedules listed in the index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit. We did not audit the following: the financial statements of Cuba City Telephone Exchange Company and Belmont Telephone Company, indirect wholly-owned subsidiaries of Lynch Interactive Corporation, which statements reflect total revenues of $2,117,000 for the year ended December 31, 2002; and the financial statements of Upper
Peninsula Telephone Company, an indirect wholly-owned subsidiary of Lynch Interactive Corporation, which statements reflect total revenues of $10,986,000 for the year ended December 31, 2002. Those financial statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included in the consolidated financial statements and financial statement schedules for Cuba City Telephone Exchange Company and Belmont Telephone Company and Upper Peninsula Telephone Company, is based solely on the reports of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Lynch Interactive Corporation and subsidiaries for the year ended December 31, 2002, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, based on our audit and the reports of other auditors, the related 2002 financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




                                                           /s/ Ernst & Young LLP
Stamford, Connecticut
March 14, 2003



                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                              December 31,
                                                                        ------------------------
                                                                            2003         2004
                                                                        ------------------------

ASSETS

Current assets:
  Cash and cash equivalents ..........................................   $  26,556    $  27,214
  Receivables, less allowances of $262 and $260, respectively ........       8,183        8,225
  Material and supplies ..............................................       2,597        2,314
  Prepaid expenses and other current assets ..........................       1,272        1,685
                                                                         ---------    ---------
Total current assets .................................................      38,608       39,438

Property, plant and equipment:
  Land ...............................................................         840          983
  Buildings and improvements .........................................      13,336       17,640
  Machinery and equipment ............................................     213,939      216,429
                                                                         ---------    ---------
                                                                           228,115      235,052
  Accumulated depreciation ...........................................    (102,556)    (114,724)
                                                                         ---------    ---------
                                                                           125,559      120,328

Excess of cost over fair value of net assets acquired, net (goodwill)       60,580       60,042
Other intangibles ....................................................       8,168       10,026
Investments in and advances to affiliated entities ...................       7,223       12,340
Other assets .........................................................      12,657       14,906
                                                                         ---------    ---------

Total assets .........................................................   $ 252,795    $ 257,080
                                                                         =========    =========


See accompanying Notes to Consolidated Financial Statements.


                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                           December 31,
                                                     ------------------------
                                                         2003         2004
                                                     ------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable to banks ..........................   $   3,456    $   4,793
  Trade accounts payable ..........................       5,336        4,326
  Accrued interest payable ........................         697          825
  Accrued liabilities .............................       8,732       11,238
  Current maturities of long-term debt ............      13,162       14,364
                                                      ---------    ---------
     Total current liabilities ....................      31,383       35,546

Long-term debt ....................................     162,621      154,602
Deferred income taxes .............................      15,517       17,549
Other liabilities .................................       3,624        3,268
                                                      ---------    ---------
   Total liabilities ..............................     213,145      210,965

Minority interests ................................       9,763       11,543

Commitments and contingencies (Note 12)

Shareholders' equity
  Common stock, $0.0001 par value-10,000,000
     shares authorized; 2,824,766 issued; 2,779,951
     and 2,757,951 outstanding ....................        --           --
  Additional paid-in capital ......................      21,406       21,406
  Retained earnings ...............................       9,269       13,735
  Accumulated other comprehensive income ..........         686        1,588
  Treasury stock, 44,815 and 66,815 shares, at cost      (1,474)      (2,157)
                                                      ---------    ---------
                                                         29,887       34,572
                                                      ---------    ---------

Total liabilities and shareholders' equity ........   $ 252,795    $ 257,080
                                                      =========    =========


See accompanying Notes to Consolidated Financial Statements.


                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                        Years Ended December 31,
                                                                   --------------------------------
                                                                     2002         2003        2004
                                                                   --------------------------------

Revenues .......................................................   $ 84,225    $ 85,392     $87,794

Operating costs:
  Cost of revenue ..............................................     29,020      29,460      29,992
  General and administrative costs at operations ...............     13,285      12,693      13,800
  Unallocated corporate costs ..................................      3,334       4,529       6,401
  Depreciation and amortization ................................     19,353      20,282      21,870
                                                                   --------    --------    --------
Operating profit ...............................................     19,233      18,428      15,731

Other income (expense):
  Investment income ............................................      1,765       1,120       1,289
  Interest expense .............................................    (13,031)    (11,864)    (11,204)
  Equity in earnings of affiliated companies ...................      1,938       2,280       3,564
  Impairment of investment in spectrum license holders .........     (5,479)       --          --
  Gain on sale of investment in cellular partnership ...........      4,965        --          --
  Gain on sale of investments in Sunshine PCS ..................       --         3,919         185
                                                                   --------    --------    --------
                                                                     (9,842)     (4,545)     (6,166)
                                                                   --------    --------    --------

Income before income taxes, minority  interests, and operations
   of The Morgan Group, Inc. ("Morgan") distributed to .........      9,391      13,883       9,565
   Shareholders
Provision for income taxes .....................................     (3,924)     (4,968)     (3,078)
Minority interests .............................................     (1,706)     (1,525)     (2,021)
                                                                   --------    --------    --------

Income from continuing operations before operations of Morgan
distributed to shareholders ....................................      3,761       7,390       4,466

Loss from operations of Morgan to be distributed to shareholders
net of income taxes of $0 and minority interests of $868 .......     (1,888)       --          --
                                                                   --------    --------    --------
Net income .....................................................   $  1,873    $  7,390    $  4,466
                                                                   ========    ========    ========


Basic and diluted weighted average shares outstanding ..........      2,805       2,786       2,769
                                                                   ========    ========    ========


Basic and diluted earnings (loss) per share:

Income before operations of  Morgan to be distributed to .......   $   1.34    $   2.65    $   1.61
Shareholders
Loss from operations of Morgan distributed to Shareholders .....      (0.67)       --          --
                                                                   --------    --------    --------

Net income per share ...........................................   $   0.67    $   2.65    $   1.61
                                                                   ========    ========    ========


See accompanying Notes to Consolidated Financial Statements.


                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIAIRES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (in thousands, except share data)


                                                                                     Accumulated
                                  Shares of                                            Other
                                   Common                 Additional                   Compre-
                                    Stock      Common      Paid-in      Retained       hensive       Treasury
                                 Out-standing   Stock      Capital      Earnings       Income          Stock       Total
                                 ------------------------------------------------------------------------------------------
Balance at December 31, 2001    2,820,051    $        0   $   21,406   $    1,800    $    1,542    $     (231)   $   24,517
Dividend of shares of Morgan
Group Holding Inc. .........         --            --           --         (1,794)         --            --          (1,794)
Net income for the period ..         --            --           --          1,873          --            --           1,873
Unrealized loss on available
for ........................         --            --           --           --            (780)         --            (780)
  sale securities, net
 Reclassification adjustment         --            --           --           --            (228)         --            (228)
                                                                                                                 ----------
    Comprehensive income ...         --            --           --           --            --            --             865
                                                                                                                 ----------
Purchase of Treasury Stock .      (27,400)         --           --           --            --            (956)         (956)
                               ----------    ----------   ----------   ----------    ----------    ----------    ----------
Balance at December 31, 2002    2,792,651             0       21,406        1,879           534        (1,187)       22,632
Net income for the period ..         --            --           --          7,390          --            --           7,390
Unrealized gain on available
for ........................         --            --           --           --             322          --             322
  sale securities, net
 Reclassification adjustment         --            --           --           --            (170)         --            (170)
                                                                                                                 ----------
    Comprehensive income ...         --            --           --           --            --            --           7,542
                                                                                                                 ----------
Purchase of Treasury Stock .      (12,700)         --           --           --            --            (287)         (287)
                               ----------    ----------   ----------   ----------    ----------    ----------    ----------
Balance at December 31, 2003    2,779,951             0      21,406         9,269           686        (1,474)       29,887
Net income for the period ..         --            --           --          4,466           --            --          4,466
Unrealized gain on available
for sale securities, net ...         --            --           --           --             902           --            902
 Reclassification adjustment         --            --           --           --             --            --             --
                                                                                                                 ----------
    Comprehensive income ...         --            --           --           --             --            --          5,368
                                                                                                                 ----------
Purchase of Treasury Stock .      (22,000)         --           --           --             --          (683)         (683)
                               ----------    ----------   ----------   ----------    ----------    ----------    ----------
Balance at December 31, 2004    2,757,951    $       0    $  21,406    $  13,735     $   1,588     $  (2,157)    $  34,572
                               ==========    ==========   ==========   ==========    ==========    ==========    ==========


See accompanying  Notes to Consolidated Financial Statements.


                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                              Years Ended December 31,
                                                                        ----------------------------------
                                                                           2002        2003         2004
                                                                        ----------------------------------

OPERATING ACTIVITIES
Net income ...........................................................   $  1,873    $  7,390    $  4,466
Depreciation and amortization ........................................     19,353      20,282      21,870
Minority interests ...................................................      1,706       1,525       2,021
Equity in earnings of affiliated companies ...........................     (1,938)     (2,280)     (3,564)
Provision for impairment of investment in spectrum license holders ...      5,479        --          --
Gain on sale of investment in cellular partnership ...................     (4,965)       --          --
Gain on sale of investment in Sunshine PCS ...........................       --        (3,919)       (185)
Gain on sale of securities ...........................................       (228)       (171)       --
Deferred income taxes ................................................        398       8,869       1,598
Non-cash items and changes in operating assets and liabilities from operations of Morgan Group Holding Co. to be distributed to
  shareholders .......................................................      1,888        --          --
Changes in operating assets and liabilities, net of effects of acquisitions:
    Trade accounts receivable (increase) decrease ....................      1,047         733           5
    Trade accounts payable and accrued liabilities increase (decrease)        563      (4,219)      1,779
Other ................................................................        328         893        (660)
                                                                          --------     ------    --------
Net cash provided by operating activities ............................     25,504      29,103      27,330
                                                                          --------     ------    --------

INVESTING ACTIVITIES
Acquisitions (net of debt assumed and cash
  equivalents acquired) ..............................................       --          --          (377)
Capital expenditures .................................................    (23,785)    (22,740)    (16,468)
Acquisition of subscriber lists ......................................       (301)       (372)       (305)
Investment in affiliated companies ...................................       --          --        (4,688)
Returns from spectrum partnerships ...................................        333        --          --
Acquisition of spectrum licenses .....................................     (1,121)       (617)        (49)
Proceeds from sale of cellular partnership ...........................      2,958        --          --
Proceeds from sale of investment in Sunshine PCS .....................       --         7,587         244
Proceeds from sale of securities .....................................        398         285           2
Distributions received from investments ..............................       --         1,500       1,229
Other ................................................................        516        (382)        776
                                                                         --------     -------    --------
Net cash used in investing activities ................................    (21,002)    (14,739)    (19,636)
                                                                         --------     -------    --------

FINANCING ACTIVITIES
Issuance of long-term debt ...........................................      7,087      11,772       5,973
Payments to reduce long-term debt ....................................    (21,056)    (12,610)    (13,345)
Net borrowings (payments) related to lines of credit .................      2,546      (9,426)      1,337
Purchase of Treasury stock ...........................................       (956)       (287)       (683)
Other ................................................................       --          (613)       (318)
                                                                         --------     -------    --------
Net cash used in financing activities ................................    (12,379)    (11,164)     (7,036)
                                                                         --------     -------    --------
Net increase (decrease) in cash and cash equivalents .................     (7,877)      3,200         658
Cash and cash equivalents at beginning of year .......................     31,233      23,356      26,556
                                                                         --------    -------     --------
Cash and cash equivalents at end of year .............................   $ 23,356    $ 26,556    $ 27,214
                                                                         ========    ========    ========

See accompanying Notes to Consolidated Financial Statements.

                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2004

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

The Company's long term debt facilities contain covenants that restrict the distribution of cash and other net assets between subsidiaries or to the parent company.

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

Basis of Presentation

The accompanying consolidated financial statements represent the accounts of Interactive and its majority owned subsidiaries which primarily consists of its telephone (81%-100% owned), cable television (100% owned) and security (63.6% owned from date of acquisition of American Alarm on November 30, 2001) subsidiaries. All material intercompany transactions and balances have been eliminated. Investments in affiliates in which the Company does not have a majority voting control but has the ability to significantly influence financial and operating policies are accounted for in accordance with the equity method. The Company accounts for the following affiliated companies on the equity basis of accounting:

     o    Coronet Communications Company (20% owned),
     o Capital Communications Company, Inc. (49% of common equity owned and 100% of convertible preferred owned, when converted, equals 50% of all equity),
     o    KMG Holdings Group, Inc. (37% owned from May 2004),
     o    Two cellular telephone providers in New Mexico, both 33% owned,
     o Telecommunications operations in North Dakota, Iowa and New York (5% to 14% owned through partnerships).

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

Marketable Securities

Marketable securities, included in other assets, consist principally of publicly traded common stocks. At December 31, 2003 and 2004, Interactive's investment in marketable securities, which had carrying values of $2.5 million and $3.9 million, respectively, were entirely classified as available-for-sale. Such carrying values include Interactive's 4.8% investment in Hector Communications (AMEX:HCT) valued at $2.3 million and $3.6 million at December 31, 2003 and 2004, respectively. Available-for-sale securities are stated at fair value with unrealized gains or losses included in equity as a component of comprehensive income (loss). Unrealized (losses) gains on available-for-sale securities were ($1.3 million), ($0.4 million), and $1.4 million for the years ended December 31, 2002, 2003 and 2004, respectively and have been included in the Consolidated Statements of Shareholder's Equity, as "Accumulated other comprehensive income."

The  cost  of  marketable   securities   sold  is  determined  on  the  specific
identification method. Realized gains included in investment income were $0.4 million, $0.3 million and $0 million for the years ended December 31, 2002, 2003 and 2004, respectively.

Investment income - Patronage

CoBank, from which the Company has loans totaling $51.9 million at December 31, 2004, is a cooperative, owned and controlled by its customers. Each customer borrowing from the bank shares in the bank's net income through payment of patronage refunds. Approximately 50% of patronage refunds are received in cash, with the balance in CoBank stock. Patronage stock is redeemable at its face value for cash when the related debt is paid off. Total patronage refunds were $0.6 million, $0.4 million and $0.8 million in 2002, 2003 and 2004, respectively and were included as investment income in the Company's statement of operations. The Company cannot predict what patronage refunds might be in future years.

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

The Company adopted SFAS No. 143 "Accounting for Asset Retirement obligations" on January 1, 2003. This standard provides accounting guidance for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction or development and (or) normal operation of that asset. According to the standard, the fair value of an asset retirement obligation (ARO liability) should be recognized in the period in which (1) a legal obligation to retire a long-lived asset exists and (2) the fair value of the obligation based on retirement cost and settlement date is reasonably estimable. In accordance with federal and state regulations, depreciation expense for the Company's wireline operations has historically included an additional provision for cost of removal. The additional cost of removal provision does not meet the recognition and measurement principles of an asset retirement obligation under SFAS No. 143. In connection with SFAS No. 143, $1.6 million and $1.7 million at December 31, 2003 and 2004, respectively, for cost of removal has been classified as a regulatory liability included in long term liabilities.

Goodwill and other Intangible Assets

The Company tests goodwill and other intangible assets with indefinite lives for impairment using the two-step process prescribed in SFAS No. 142 Goodwill and Other Intangible Assets. The first step is a screen for potential impairment, in which we determine the fair value for each reporting unit. We estimate the fair value of each reporting unit based on a number of subjective factors, including:
(a) appropriate weighting of valuation approaches (income approach, market approach and comparable public company approach), (b) estimates of our future cost structure, (c) discount rates for our estimated cash flows, (d) selection of peer group companies for the public company approach, (e) required level of working capital, (f) assumed terminal value and (g) time horizon of cash flow forecasts.

If such tests indicate potential impairment, then a second step measures the amount of impairment, if any. The Company performed its annual impairment tests of goodwill as of October 1, 2003 and 2004 and determined that there were no impairments in 2003, but in 2004, $0.5 million of goodwill was considered impaired and was charged to income as amortization expense.

In addition to goodwill, intangible assets with indefinite lives consist of cellular licenses, with a carrying value of $3.3 million and $4.9 million at December 31, 2003 and 2004 respectively. The increase in 2004 includes the $2.0 million effect of implementing FIN 46 in the first quarter of 2004 (See Recently Issued Accounting Pronouncements). At December 31, 2004, Interactive recorded a $0.7 million impairment of its investment in certain 10 MHz spectrum, which is included in amortization expense. This impairment was based on a February 2005 FCC auction for similar spectrum in which the price per MHz of population was materially lower than the price paid by Interactive for this spectrum.

The Company's subscriber lists are generally amortized over a 10 to 15-year life. Subscriber lists had a gross value of $8.0 million and $7.9 million and accumulated amortization of $3.2 million and $3.6 million at December 31, 2003 and 2004, respectively. Amortization expense was $1.5 million, $0.7 million, and $0.6 million for the years ended December 31, 2002, 2003 and 2004 respectively and is estimated to be between $0.6 and $0.9 million annually for the next five years.

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


Local access revenue comes from providing local telephone exchange services and is billed to local end users in advance in accordance with tariffs approved by each state's Public Utilities Commission. Such advance billings are initially deferred and recognized as revenue when earned.

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

In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets", which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No.153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe the adoption of SFAS No.153 will have a material impact on its consolidated financial statements.

In December 2004, the FASB issued SFAS No.123(R), "Share-Based Payment", which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No.25. SFAS No.123(R) will be effective for interim or annual reporting periods beginning on or after June 15, 2005. The Company is currently evaluating the impact of the adoption of SFAS No.123(R) will have on its consolidated financial statements.

2.   Spin-off of Morgan

In January 2002, Interactive spun off its interest in The Morgan Group, Inc., its only services subsidiary, via a tax-free dividend to its shareholders of the stock of Morgan Group Holding Co., a corporation that was formed to serve as a holding company for Interactive's controlling interest in The Morgan Group, Inc. Morgan Group Holding Co. is now a public company. Accordingly, operating results of Morgan have been segregated from continuing operations and reported as a separate line item in the Statements of Operations for 2002.

3.   Acquisitions

In March 2004, the Company signed an agreement to acquire California-Oregon Telecommunications Company ("Cal-Ore") located in Dorris, California. Cal-Ore's subsidiary Cal-Ore Telephone Company is the incumbent service provider for a rural area of about 850 square miles along the Northern California border with Oregon with approximately 2,500 access lines. Cal-Ore's other businesses include an Internet service provider, a CLEC that is planning to provide services in the surrounding area and interests in certain cellular partnerships. The acquisition price is $21.2 million, subject to certain closing adjustments. In March 2005, the administrative law judge for the California Public Utilities Commission issued a proposed opinion approving the transaction subject to various conditions. The Company is reviewing the opinion, which remains subject to the approval of the Commission.

In February 2004, Central Telecom Services, LLC, a 100% owned subsidiary of the Company completed the acquisition of cable television assets at a cost of $0.4 million. The acquisition was accounted for a purchase, and accordingly, the assets acquired and liabilities assumed were recorded using a preliminary estimate of fair market values on the date of acquisition including $50,000 allocated to other intangible assets for the subscriber list. The operating results of the acquired asset are included in the Statements of Operations from their acquisition date. The Company has not provided pro forma financial information for such acquisition because it is not significant.

On April 30, 2004, the Company acquired a 37% interest in an entity (KMG) whose principal asset consist of a $6.0 million subordinated note and a 17% equity interest in Lynch Telephone Corporation, a 83% owned subsidiary of the Company. The remaining 63% ownership of KMG is held by the members or management of Western New Mexico Telephone Company, Inc. The Company issued a $4.5 million, 8.5% five-year amortizing subordinated note and assumed an additional $0.5 million note from the seller to acquire such interest. In addition to the above mentioned assets, KMG also owns a lumber yard in Andrews, Texas, and other investments.

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

At December 31, 2004 as part of the Company's annual test for impairment of intangible assets with indefinite lives, Interactive recorded a $0.7 million impairment of its investments in certain 10 MHz PCS licenses in Logan, UT and Las Cruces, NM. The impairment was based on a February 2005 FCC auction for similar spectrum in which the price per MHz of population was materially lower than the price paid by the Company.

5.   Investments in Affiliated Companies

Interactive has equity investments in both broadcasting and telecommunications companies.

Summarized financial information for broadcasting companies accounted for by the equity method as of and for the years ended December 31, is as follows:

                                                   Broadcasting Combined
                                                  ---------------------
                                                     2003       2004
                                                  ---------------------
                                                     (in thousands)
Current assets .................................   $  5,330    $  6,896
Property, plant & equipment, intangibles & other      9,615       9,558
                                                   --------    --------

Total Assets ...................................   $ 14,945    $ 16,454
                                                   ========    ========

Current liabilities ............................   $  3,182    $  3,383
Long term liabilities ..........................     16,483      16,751
Equity .........................................     (4,720)     (3,680)
                                                   --------    --------

Total liabilities & equity .....................   $ 14,945    $ 16,454
                                                   ========    ========

                                         2002
                                        -------
Revenues ............................   $ 14,261   $ 13,155    $ 14,007
Gross profit.........................   $  4,748   $  3,167    $  4,965
Net income..........................    $    779   $   (292)   $  1,246

A wholly owned subsidiary of the Company has a 20% investment in Coronet Communications Company ("Coronet"), which operates television station WHBF-TV, a CBS affiliate in Rock Island, Illinois. A second wholly owned subsidiary of the Company has a 49% investment in Capital Communications Company, Inc. ("Capital"), which operates television station WOI-TV, an ABC affiliate in Des Moines, Iowa. At December 31, 2003 and 2004, the investment in Coronet was carried at a negative $0.8 million and a negative $0.6 million, respectively, due to the subsidiary's guarantee of $3.8 million of Coronet's third party debt. The guarantee is in effect for the duration of the loan which expires on December 31, 2005 and would be payable if the equity investee fails to make such payment in accordance with the terms of the loan. Long-term debt of Coronet, at December 31, 2004, totaled $9.5 million payable quarterly through December 31, 2005 to a third party lender.

At December 31, 2003 and 2004, the investment in Capital is carried at zero as its share of net losses recognized to date have exceeded its net investment and the Company has no further commitment to Capital. The Company's shares in Capital have been pledged as security for Capital's long term debt.

Summarized financial information for telecommunications companies which includes the cellular telephone providers, spectrum license holders, and other telecommunication operations accounted for by the equity method as of and for the years ended December 31, is as follows:

                                                   Telecommunications Combined
                                                   ----------------------------
                                                    2003         2004
                                                   ----------------------------
                                                        (in thousands)

Current assets .................................   $30,347   $36,080
Property, plant & equipment, intangibles & other    29,320    33,087
                                                   -------   -------

Total Assets ...................................   $59,667   $69,167
                                                   =======   =======

Current liabilities ............................   $23,086   $22,745
Long term liabilities ..........................    22,614     5,900
Equity .........................................    13,967    40,522
                                                   -------   -------

Total liabilities & equity .....................   $59,667   $69,167
                                                   =======   =======

                                          2002
                                         -------
Revenues .............................   $43,476   $47,392   $53,751
Gross profit .........................   $13,781   $16,746   $25,618
Net income ............................  $ 4,710   $12,710   $15,247
                                      -44-

In January 2002, the Company sold its interest in RSA #1 (North) for $5.5 million ($3.0 million in cash and $2.5 million in satisfaction of a note payable to the acquiror), and recorded a pre-tax gain of approximately $5.0 million.

Interactive owns a one-third interest in two cellular telephone providers in New
Mexico: New Mexico RSA #3 and RSA #5. The Company's net investment in these partnerships was $4.6 million and $6.5 million at December 31, 2003 and 2004, respectively and included in Investment in and Advances to Affiliates.

Undistributed earnings of companies accounted for using the equity method that are included in consolidated retained earnings are $2.0 million and $3.1 million at December 31, 2003 and 2004, respectively.

6.   Notes Payable to Banks and Long-term and Convertible Debt

Long-term  debt   represents   borrowings  by  specific   entities,   which  are
subsidiaries of Interactive.

                                                                                      December 31,
                                                                                    2003          2004
                                                                                  ----------------------
                                                                                     (in thousands)
Long-term debt consists of (all interest rates are at December 31, 2003):

Rural Electrification Administration (REA) and Rural Telephone Bank (RTB) notes payable in equal quarterly installments through 2027 at fixed interest rates ranging from 2% to 7.5% (5.1% weighted average), secured by
assets of the telephone companies of $150 million .............................   $  59,917    $  57,129

Bank credit facilities utilized by certain telephone and telephone holding companies through 2016, $9.4 million at fixed interest rates averaging
8.3% and $61.0 million at variable interest rates averaging 5.2% ..............      78,646       70,402

Unsecured notes issued in connection with acquisitions through 2008, all at fixed interest rates averaging 9.75% (primarily held by management of
telephone company's) ..........................................................      34,389       38,983

Other .........................................................................       2,831        2,452
                                                                                  ---------    ---------
                                                                                    175,783      168,966
Current maturities ............................................................     (13,162)     (14,364)
                                                                                  ---------    ---------
                                                                                  $ 162,621    $ 154,602
                                                                                  =========    =========

REA debt of $8.0 million which bears interest at 2% has been reduced by a purchase price adjustment of $1.7 million to discount the debt to an imputed interest rate of 5%. Such discount is being amortized into interest expense based on the effective interest method over the remaining life of the notes.

Interactive maintains a short-term line of credit facility totaling $7.0 million, on December 31, 2004, which was reduced to $5.0 million on January 31, 2005 and will remain at that level until it expires on August 31, 2005. Borrowings under this facility were zero and $1.1 million at December 31, 2003 and 2004, respectively. Borrowings outstanding under this facility and other lines of credit are classified as notes payable in the consolidated balance sheet. During 2004, the average balance of notes payable outstanding was $5.7 million, the highest amount outstanding was $7.8 million and the average interest rate was 4.6%.

In general, the long-term debt facilities are secured by substantially all of the Company's property, plant and equipment, receivables and common stock of certain subsidiaries and contain certain covenants restricting distributions to Lynch Interactive. A subsidiary of the Company with a $3.0 million debt facility received a waiver for a covenant violation at December 31, 2003. At December 31, 2004, the Company is in compliance with all covenants. At December 31, 2003 and 2004, substantially all the subsidiaries' net assets are restricted from distribution to Lynch Interactive.

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

Cash payments for interest were $14.0 million, $12.0 million and $11.1 million for the years ended December 31, 2002, 2003 and 2004, respectively and $0.2 million, $0.2 million and $0.2 million of interest was capitalized during such respective periods.

Aggregate principal maturities of long-term debt at December 31, 2004 for each of the next five years are as follows: 2005--$14.4 million, 2006--$41.1 million, 2007--$25.0 million, 2008--$24.2 million, 2009--$11.8 million, and the remaining $52.5 million thereafter.

7.   Related Party Transactions

Interactive leases its corporate headquarters from an affiliate of its Chief Executive Officer ("CEO"). The lease was renewed in December 2002 for five years and calls for an annual payment of $103,000 including utilities. In 2004, an additional $8,000 was paid due to escalation clauses. Prior to the renewal, the annual payment was $70,000. In addition, expenses relating to administrative support, transportation (includes charges for a leased airplane), and communications (approximately $104,000, $98,000 and $102,000 for the years ended December 31, 2002, 2003 and 2004, respectively) are paid to an affiliate of its CEO. See Note 4 for additional references to related party transactions.

Expenditures for legal fees that the company is incurring with regard to the Qui-tam litigation are based on allocations among defendents, and are subject to negotiation. It is expected that the final allocation may be adjusted subject to final conclusion of the litigation.

At December 31, 2003 and 2004, assets of $15.1 million and $15.2 million, which are classified as cash and cash equivalents, are invested in United States Treasury money market funds for which affiliates of the Company's CEO serve as investment managers to the respective funds.

In 1999, to assist the Company in obtaining the private placement of a $25 million unsecured note to Cascade Investment LLC ("Cascade"), the CEO of the Company agreed to give Cascade an option to sell the note to him at 105% of the principal amount thereof. The CEO received no compensation for providing this option to sell. In 2001, Cascade exercised this option to demand payment on $15 million of the notes. In November 2002, Cascade exercised its option to demand payment on the remaining $10 million in notes and the Company paid such amount plus the $0.5 million premium. During the year ended December 31, 2002, the Company's total expense, interest and fees, associated with the $10 million was $0.7 million and of this amount $0.1 was paid to an affiliate of the CEO.

8.   Shareholder's Equity

In 1999, Interactive's Board of Directors authorized the purchase of up to 100,000 shares of its common stock. Through December 31, 2004, 67,000 shares have been purchased at an average investment of $32.32 per share. Subsequent to year-end, the Company has purchased an additional 5,700 shares at an average investment of $31.53 per share.

9.   Income Taxes

Interactive files a consolidated income tax return with its subsidiaries for federal income tax purposes. Certain entities file separate state and local income tax returns, while others file on a combined or consolidated basis.


Deferred income taxes for 2003 and 2004 are provided for the temporary differences between the financial reporting bases and the tax bases of the Company's assets and liabilities. Cumulative temporary differences at December 31, 2003 and 2004 are as follows:

                                                     Dec. 31, 2003      Dec. 31, 2004
                                                      Deferred Tax      Deferred Tax
                                                   Asset   Liability  Asset   Liability
                                                  -------------------------------------
                                                             (in thousands)
Fixed assets revalued under purchase
   accounting and tax over book depreciation ..   $  --     $ 9,852   $  --     $11,029
Discount on long term debt ....................      --         550      --         488
Unrealized gains on marketable securities .....      --       1,441      --       1,827
Partnership tax losses in excess of book losses     1,863     2,274     1,863     2,669
Other reserves and accruals ...................      --       1,400      --       1,536
Other .........................................       800      --       1,216        --
                                                  -------   -------   -------   -------
    Total deferred income taxes ...............     2,663    15,517     3,079    17,549

                                                      Dec. 31, 2003      Dec. 31, 2004
                                                      Deferred Tax      Deferred Tax
                                                   Asset   Liability  Asset   Liability
                                                  -------------------------------------
                                                             (in thousands)

Valuation Allowance                              $(2,663)   $   --    $ (3,079) $     --
                                                 --------   --------  --------  --------
                                                 $   --      $ 15,517 $   --    $ 17,549
                                                  ========   ========  ======== ========

Due to uncertainty regarding its realization, a valuation allowance of approximately $1.9 million exists against certain reserves for impairment. The Company had approximately $16.6 million of state tax net operating loss carryforwards, expiring between 2005 and 2024. A full valuation allowance has been recorded against these net operating loss carryforwards.

The provision (benefit) for income taxes is summarized as follows:

                            2002       2003      2004
                         -----------------------------
                              (in thousands)
Current payable taxes:
  Federal ............   $ 3,016    $(4,775)   $   831
       State and local       510        874        649
                         -------    -------    -------
                           3,526     (3,901)     1,480
Deferred taxes:
 Federal .............        15      8,529      1,470
 State and local .....       383        340        128
                         -------    -------    -------
                             398      8,869      1,598
                         -------    -------    -------
                         $ 3,924    $ 4,968    $ 3,078
                         =======    =======    =======

A reconciliation of the provision (benefit) for income taxes and the amount computed by applying the statutory federal income tax rate to income before income taxes, minority interest, and operations of Morgan follows:

                           2002       2003      2004
                          ---------------------------
                               (in thousands)

Tax at statutory rate .. $ 2,963   $ 4,720    $ 2,847
Increases (decreases):
State and local taxes,
 net of federal benefit      589       801        513
Other ................       372      (553)      (282)
                         -------   -------    -------
                         $ 3,924   $ 4,968    $ 3,078
                         =======   =======    =======

Net cash payments (refunds) for income taxes were $3.2 million, $1.0 million, and ($1.2) million for the three years ended December 31, 2002, 2003 and 2004, respectively.

10.  Accumulated Other Comprehensive Income

Balances of accumulated other comprehensive income, net of tax, which consists of unrealized gains (losses) on available for sale securities at December 31, 2003 and 2004 are as follows:

                                           Unrealized
                                           Gain (Loss)   Tax Effect   Net
                                           -----------------------------
                                                (in thousands)
Balance at December 31, 2002 ...........   $   915      $  (381)     $   534
Reclassification adjustment ............      (280)         110         (170)
Change in unrealized gains (losses), net       405          (83)         322
                                           -------      -------      -------
Balance at December 31, 2003 ...........     1,040         (354)         686
Change in unrealized gains (losses), net     1,370         (468)         902
                                           -------      -------      -------
Balance at December 31, 2004 ...........   $ 2,410      $  (822)     $ 1,588
                                           =======      =======      =======

Reclassification adjustment represents realized gains (losses) on sales of available for sale securities.

11.  Employee Benefit Plans

Interactive maintains several defined contribution plans at its telephone subsidiaries and corporate office. Interactive's contributions under these plans, which vary by subsidiary, are based primarily on the financial performance of thebusiness units and employee compensation. Total expense of these plans was $1.0 million, $1.1 million and $1.2 million for 2002, 2003 and 2004, respectively.

The Company has a Principal Executive Bonus Plan that has been approved by the shareholders, for which $0.3 million, $1.3 million, and $0.3 million were recorded in 2002, 2003, and 2004, respectively.

In addition, three of the Company's telephone subsidiaries participate in a multi-employer defined benefit plan, which is administrated by a telephone industry association. Under this plan accumulated benefits and plan assets are not determined or allocated separately by individual employees. Accordingly, such data is not currently available. Total expenses of these plans were $0.1 million for 2002 and 2003 and $0.2 million in 2004.

12.  Commitments and Contingencies

Leases.
The Company leases certain land, buildings, computer equipment, computer software, and network services equipment under non-cancelable operating leases that expire in various years through 2028. Rental expense under operating leases was $0.3 million, $0.5 million and $0.3 million for years ended December 31, 2002, 2003 and 2004 respectively. Minimum lease payments due under non-cancelable operating leases at December 31, 2004 are as follows: $0.3 million in 2005; $0.3 million in 2006; $0.2 million in 2007; $0.1 million in 2008, $0.1 million in 2009 and $0.3 million thereafter.

Litigation.
False Claims Act "Qui Tam" Litigation. Interactive and several other parties, including Interactive's CEO, and Fortunet Communications, L.P., which was
Sunshine PCS Corporation's predecessor-in-interest, have been named as defendants in a lawsuit originally brought under the so-called "qui tam" provisions of the federal False Claims Act in the United States District Court for the District of Columbia. The complaint was filed under seal with the court on February 14, 2001. At the initiative of one of the defendants, the seal was lifted on January 11, 2002. Under the False Claims Act, a private plaintiff, termed a "relator," may file a civil action on the U.S. government's behalf against another party for violation of the statute. In return, the relator receives a statutory bounty from the government's litigation proceeds if he is successful.

The main allegation in the case is that the defendants participated in the creation of "sham" bidding entities that allegedly defrauded the federal Treasury by improperly participating in certain Federal Communications Commission (FCC) spectrum auctions restricted to small businesses, as well as obtaining bidding credits in other spectrum auctions allocated to "small" and "very small" businesses. While the complaint seeks to recover an unspecified amount of damages, which would be subject to mandatory trebling under the statute, a document filed by the relator with the Court on February 24, 2004 discloses an initial computation of damages of not less than $88 million resulting from bidding credits awarded to the defendants in FCC auctions and $120 million of unjust enrichment through the sale or assignment of licenses obtained by the defendants in FCC auctions, in each case prior to trebling. Later computations have increased this amount. As discussed below, the bidding credits the defendants received were considerably less than the $88 million amount reported.

Interactive strongly believes that this lawsuit is completely without merit and that relator's damage computations are without basis, and intends to defend the suit vigorously. The U.S. Department of Justice has notified the court that it has declined to intervene in the case. Nevertheless, we cannot predict the ultimate outcome of the litigation, nor can we predict the effect that the lawsuit or its outcome will have on our business or plan of operation. Interactive does not have any insurance to cover its cost of defending this lawsuit, which costs will be material. Interactive does have a directors and officers liability policy but the insurer has reserved its rights under the policy and, as a result, any coverage to be provided to any director or officer of Interactive in connection with a judgment rendered in this action is unclear at this time.

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

On July 28, 2004, the judge denied in part and granted in part our motion to dismiss. Defendant bidding entities that did not win licenses were dismissed and the "reverse" false claims act count was dismissed as redundant. Interactive and its subsidiaries remain parties to the litigation.

In December 2004, the defendants filed a motion in the United States District Court for the District of Columbia to compel the FCC to provide certain information subpoenaed by them in order to enable them to conduct a defense. This motion is still pending and discovery is continuing. See "History of Lynch's "C" Block Activities" below.

Also see Footnote 4 - Wireless Communication Services with regards to a potential indemnification obligation of the Company.

History of Lynch's "C" Block Activities.

As part of the Omnibus Budget Resolution of 1993, Congress authorized the FCC to employ competitive bidding procedures to select among mutually exclusive applicants for certain spectrum licenses. Initially the FCC had an initiative to include, among others, African Americans, Native Americans, Asian Americans and women. As a result of this, the FCC conducted auctions beginning in 1995 to allocate spectrum in a competitive manner. Interactive was a participating investor and/or service provider to various entities in this "C-Block" auction.

By December 18, 1995, Interactive (through its predecessor Lynch Corporation) had investments in five entities that participated in the FCC auction for broadband PCS "C" block spectrum (Auction 5). When the auction closed, on May 6, 1996, these five entities, on a combined basis, were the higher bidders for thirty-one 30 MHz licenses at a gross cost of $288.2 million. These entities were initially put together under the FCC's initiative to include, among others, women, African Americans, Native Americans and Asian Americans. As a result of changes in these initiatives, these same individuals were qualified as small businesses and remained eligible as bidders. These entities received $72 million of bidding credits, and accordingly the net cost was $216.2 million. The federal government provided financing for 90% of the cost of these licenses, or $194.6 million. Interactive's investments in these entities totaled $21 million.

Events during and subsequent to Auction 5, made financing these licenses through the capital markets much more difficult than originally anticipated. On April 18, 1997, among other reasons, in order to obtain some economies of scale, such as financing, the five entities merged into Fortunet Communications, Inc. The FCC, in partial response to actions by Nextwave and others, promoted a plan for refinancing the "C" block licenses. In 1997, many of the license holders from Auction 5, including Fortunet, petitioned the FCC for relief in order to afford these small businesses the opportunity to more realistically restructure and build out their systems. The President of Fortunet, Karen Johnson, participated in an FCC sponsored forum on this issue on June 30, 1997. The response from the FCC, which was announced on September 26, 1997 and modified on March 24, 1998, afforded license holders four options. One of these options was the resumption of current debt payments, which had been suspended earlier in 1997 for all such license holders. Another option, amnesty, was to return all licenses and forgo any amounts deposited in exchange for forgiveness of the FCC debt. Other options included: disaggregation, splitting a 30 MHz license into two 15 MHz licenses and forgoing 50% of the amount deposited; and prepayment, return of certain licenses and utilizing 70% of the amount deposited to acquire other licenses, with the other 30% of the deposits to be forfeited.

On June 8, 1998, Fortunet elected to apply its eligible credits relating to its original down payment to the purchase of three licenses for 15 MHz of PCS spectrum in Tallahassee, Panama City and Ocala, Florida. Consistent with an FCC promulgated disaggregation alternative, Fortunet surrendered all the remaining licenses and forfeited 30% of its original down payment in full satisfaction of its government obligations, including forgiveness of all accrued interest. Accordingly, Fortunet retained 15 MHz of spectrum in the three Florida markets covering a population of approximately 962,000 at a net auction cost of $15.8 million. As a result of this FCC process, disaggregation resulted in a reduction of the bidding credits to $5.3 million. Fortunet also lost $6.0 million of its down payment. A lawyer who worked on many applications for FCC licenses, Mr. Taylor, the relator in this case, is aware of the details of these FCC initiated alternatives for the "C" Block, as presumably are his law firms. As a result of this decision, during 1997, Interactive recorded a $7.0 million write down of its investment in Fortunet.

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

On December 31, 2003, Sunshine, after appropriate corporate and regulatory steps, sold its three 15 MHz licenses to Cingular Wireless for $13.75 million. Interactive received $7.6 million as part of the sale transaction versus its cash investment of $21 million initially invested in the original five entities in 1992.

Other Litigation.
In addition to the litigation described above, Interactive is a party to routine litigation incidental to its business. Based on information currently available, Interactive believes that none of this ordinary routine litigation, either individually or in the aggregate, will have a material effect on its financial condition and results of operations.

13.  Quarterly Results of Operations (Unaudited)


                                              2003-Three Months Ended
                                        ----------------------------------------
                                         March 31 June 30   Sept. 30   Dec. 31
                                        ----------------------------------------
                                        (in thousands, except per share amounts)

Revenues ............................   $20,773   $20,928   $21,827   $21,864
Operating profit ....................     4,774     4,693     5,379     3,582
Net Income ..........................     1,413     1,156     1,432     3,389(a)
Basic and diluted earnings per share:   $   .51   $   .41   $   .51   $  1.22

                                                2004-Three Months Ended
                                         ---------------------------------------
                                         March 31  June 30  Sept. 30   Dec. 31
                                         ---------------------------------------
                                        (in thousands, except per share amounts)

Revenues ............................   $21,401   $21,141   $22,865   $22,387
Operating profit ....................     4,888     3,227     5,087     2,529
Net Income ..........................     1,603       384     1,542       937
Basic and diluted earnings per share:   $   .58   $   .14   $   .56   $   .33


(a)  Includes a $3.9 million gain on the sale of investments in Sunshine PCS.

14.  Earnings (Loss) Per Share

Basic and dilutive earnings per share are based on the average weighted number of shares outstanding. On December 13, 1999, Lynch Interactive issued a $25 million 6% convertible promissory note, which was convertible into 588,235 shares of the Company's common stock. In January 2001, $15 million of the note was repaid. The remaining $10 million convertible note was convertible into 235,294 shares of the Company's common stock. In November 2002 the remaining $10 million was repaid. This security was excluded from the calculation of dilutive earnings per share in 2002, since assuming conversion would have been anti-dilutive.

15.  Segment Information

The Company is engaged in one business segment: multimedia.

16.  Subsequent Events

In February 2005, Lynch 3G participated in Auction 58 for PCS Spectrum and was high bidder for two licenses, Marquette, MI and Kalamath Falls, OR, for a total cost of $0.5 million.

On March 18, 2005, a subsidiary of the Company, Central Telcom Services, LLC, has closed on an agreement with Precis Communications, LLC, to acquire a cable television system for a purchase price of $3.5 million. The system has 2,411 cable subscribers located in Sanpete and Sevier Counties, Utah.

ITEM 15(a)(2)


           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                          LYNCH INTERACTIVE CORPORATION
                        CONDENSED STATEMENT OF OPERATIONS


                                                                     Years Ended December 31,
                                                                  ------------------------------
                                                                    2002        2003      2004
                                                                  ------------------------------
                                                                        (in thousands)
Income:
 Interest and dividend income ..................................   $   326    $    12    $    15
 Gain on sale of investment in Sunshine PCS and other securities      --        3,919        185
 Equity in earnings of affiliated companies ....................      --         --           83
                                                                   -------    -------    -------
                                                                       326      3,931        283

Cost and expenses:
  Unallocated corporate administrative expense .................     1,994      3,095      4,790
  Interest expense .............................................     1,620        827        881
                                                                   -------    -------    -------
      Total cost and expenses ..................................     3,614      3,922      5,671
                                                                   -------    -------    -------

Loss before income taxes and equity in
income (loss) of subsidiaries ..................................    (3,288)         9     (5,388)

Income tax benefit .............................................     1,117         (3)     1,828
Equity in income (loss) of subsidiaries ........................     5,932      7,384      8,026
Loss from operations of Morgan - net ...........................    (1,888)      --         --
                                                                   -------    -------    -------
Net income .....................................................   $ 1,873    $ 7,390    $ 4,466
                                                                   =======    =======    =======



           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                          LYNCH INTERACTIVE CORPORATION
                            CONDENSED BALANCE SHEETS

                                                                           December 31,
                                                                        -----------------
                                                                         2003      2004
                                                                        -----------------
                                                                         (in thousands)
Assets

Current assets
   Cash and cash equivalents ........................................   $ 1,087   $   198
   Deferred income taxes ............................................        85        85
   Other current assets .............................................       194       183
                                                                        -------   -------
                                                                          1,366       466

Office equipment (net) ..............................................        18        24

Marketable securities ...............................................     2,494     3,724

Investment in affiliated companies ..................................      --       5,270

Other assets (principally investment in and advances to subsidiaries)    39,589    44,980
                                                                        -------   -------

Total assets ........................................................   $43,467   $54,464
                                                                        =======   =======

Liabilities and shareholders' equity

Current liabilities .................................................   $ 2,725   $ 4,429

Long term debt ......................................................     8,475    13,084

Deferred credits ....................................................     2,380     2,380

Total shareholders' equity ..........................................    29,887    34,570
                                                                        -------   -------

Total liabilities and shareholders' equity ..........................   $43,467   $54,464
                                                                        =======   =======


           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                          LYNCH INTERACTIVE CORPORATION
                        CONDENSED STATEMENT OF CASH FLOWS


                                                             Years Ended December 31,
                                                         -------------------------------
                                                           2002        2003       2004
                                                         -------------------------------
                                                                (in thousands)

Operating activities:
  Net income ........................................   $  1,873    $  7,390    $  4,466
  Depreciation ......................................         14           4           7
  Equity in earnings of affiliated companies ........       --          --           (83)
  Gain on sale of investment in Sunshine PCS ........       --        (3,919)       (185)
  Changes in current assets and liabilities .........     (3,147)      1,683        (282)
                                                        --------    --------    --------
Cash provided by (used in) operating activities .....     (1,260)      5,158       3,923
                                                        --------    --------    --------

Investing activities:
   Investment and advances to Brighton communications      2,479      (1,891)     (5,805)
   Purchase of securities ...........................       (158)        (84)       --
   Investment in affiliates .........................       --          --        (4,688)
   Proceeds from sale of investment in Sunshine PCS .       --         7,587         244
   Capital expenditures .............................         (3)         (9)        (13)
                                                        --------    --------    --------

Net cash provided by (used in) investing activities .      2,318       5,603     (10,262)
                                                        --------    --------    --------

Financing activities:
  Net borrowings under:
    Lines of credit .................................      2,400     (10,000)      1,124
    Issuance of long term debt ......................       --           480       4,500
    Repayment of long term debt .....................    (10,000)       --          --
    Purchase of treasury stock ......................       (956)       (287)       (683)
    Other ...........................................       --          --          --
                                                        --------    --------    --------

Net cash provided by (used in) financing activities .     (8,556)     (9,807)      4,941
                                                        --------    --------    --------

Total increase (decrease) cash and cash equivalents .     (7,498)        954        (889)

Cash and cash equivalents at beginning of year ......      7,631         133       1,087
                                                        --------    --------    --------

Cash and cash equivalents at end of year ............   $    133    $  1,087    $    198
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

Note C - Long-Term Debt. Interactive has a note payable to a subsidiary, with a principal amount of $8.5 million at December 31, 2004, at a fixed interest rate of 6% per annum, due in 2005. The note is convertible, at the subsidiary's option, into common stock of Lynch Corporation (1 share) and Interactive (2 shares) with a combined exercise price of $120 per share.

     In 2004, Interactive issued a $4.5 million 8.5% five-year amortizing subordinated note payable and assumed an additional $0.5 million note in connection with the acquisition of a 37% interest in KMG. KMG's principal asset consists of a $6.0 million subordinated note and a 17% equity interest in Lynch Telephone Corporation, an 83% owned subsidiary of the Corporation.

Note D  -  See  notes  to  consolidated   financial  statements  for  additional
     information.

Note E - Prior reporting periods amounts have been reclassified to conform with current year reporting presentations.



                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                          LYNCH INTERACTIVE CORPORATION
                  YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004


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
                                         OF PERIOD        EXPENSES     DESCRIBE      DESCRIBE     PERIOD
                                      ---------------------------------------------------------------------

Year ended December 31, 2004
Allowance for uncollectible accounts     $ 262,00    $  222,000          --       $ 224,000(A)    $   262,000

Year ended December 31, 2003
Allowance for uncollectible accounts      316,000   $  223,000           --        $  277,000(A)   $  262,000

Year ended December 31, 2002
Allowance for uncollectible accounts     $424,000   $1,037,000           --        $1,145,000(A)   $  316,000


(A)  UNCOLLECTIBLE ACCOUNTS WRITTEN OFF ARE NET OF RECOVERIES.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LYNCH INTERACTIVE CORPORATION


By:  /s/ Robert E. Dolan
     -------------------
        ROBERT E. DOLAN
        Chief Financial Officer (Principal
        Financial and Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                      Capacity                           Date

/s/ Mario J. Gabelli       Chairman of the Board of               March 31, 2005
-------------------
   MARIO J. GABELLI        Directors and Chief Executive
                           Officer (Principal Executive Officer)

/s/ Morris Berkowitz       Director                               March 31, 2005
--------------------
   MORRIS BERKOWITZ

/s/ Paul J. Evanson        Director                               March 31, 2005
--------------------
   PAUL J. EVANSON

/s/ John C. Ferrara        Director                               March 31, 2005
--------------------
   JOHN C. FERRARA

/s/ Daniel R. Lee          Director                               March 31, 2005
-------------------
   DANIEL R. LEE

 /s/Lawrence R. Moats      Director                               March 31, 2005
 ------------------
LAWRENCE R. MOATS

/s/ Salvatore Muoio       Director                                March 31, 2005
-------------------
   SALVATORE MUOIO

/s/ Robert E. Dolan       Chief Financial Officer                 March 31, 2005
-------------------
   ROBERT E. DOLAN        (Principal Financial
                          and Accounting Officer)

 /s/ Robert E. Dolan
-------------------
    ROBERT E. DOLAN
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

10 (m) Separation and Distribution Agreement, dated as of January 18, 2002, by and among Lynch Interactive Corporation, Morgan Group Holding Co. and The Morgan Group, Inc.(2)

10 (n) Agreement for Purchase and Sale of Licenses dated August 18, 2003, by and between Sunshine PCS Corporation, Cingular Wireless LLC and for purposes of Articles X and XII, certain stockholders including Lynch Interactive Corporation. (3)

10 (o) Stock Purchase Agreement by and among Lynch Telephone Corporation XI, Lynch Interactive Corporation, Brighton Communications Corporation, California-Oregon Telecommunications Company ("COTC") and the Shareholders of COTC dated as of March 22, 2004.(3)

14.1 Lynch Interactive Corporation Code of Ethics(3)

14.2 Lynch Interactive Corporation Conflicts of Interest Policy(3)

21   Subsidiaries of Registrant+

23.1 Consent of Ernst & Young LLP+

23.2 Consent of Deloitte & Touche LLP+

23.3 Consents of Siepert & Co., L.L.P. for use of:+

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

99.1 Reports of Independent Auditors+

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

(2) Incorporated by reference to the exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

(3) Incorporated by reference to the exhibits to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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