Form 10-K/A
period 2004-12-31
LYNCH INTERACTIVE CORP
filed 2005-05-02
CIK 1088771

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

/X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

                   For the fiscal year ended DECEMBER 31, 2004

/ /    TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
       EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                         Commission file number 1-15097
                                                -------

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

                            401 Theodore Fremd Avenue
                               Rye, New York 10580
               (Address of principal executive offices) (Zip code)

                                 (914) 921-8821
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

  Title of each class                  Name of each exchange on which registered
  -------------------                  -----------------------------------------
Common Stock, $.0001 par value                 American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

          Indicate  by check  mark  whether  the  Registrant  (1) has  filed all reports  required to be filed by Section 13 or 15(d) of the Securities  Exchange
Act of 1934 during the preceding 12 months (or for such shorter  period that the
Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

          Indicate by check mark if disclosure of delinquent  filers pursuant to
Item 405 of Regulation S-K is not contained  herein,  and will not be contained, to the best of  Registrant's  knowledge,  in  definitive  proxy  or  information statements  incorporated  by  reference  in Part  III of this  Form  10-K or any amendment to this Form 10-K. / /

          Indicate by check mark whether the registrant is an accelerated  filer
(as defined in Exchange Act Rule 12b-20). Yes / / No / X /

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

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS

          Biographical  summaries  and ages of the  Company's  Directors are set forth below.

DIRECTOR               AGE           PROFESSIONAL BACKGROUND
--------               ---           -----------------------

Morris                 82            Mr.  Berkowitz  has served as a director of
Berkowitz                            the Company  since 2004.  He has acted as a
                                     consultant  and an advisor  to the  Company
                                     and  its  predecessor,  Lynch  Corporation,
                                     since  1998.  He  has  also  served  as  an
                                     advisor to GGCP, Inc., a private investment
                                     company,   since  1998.  Mr.  Berkowitz  is
                                     currently retired.

Paul J.                63            Mr. Evanson has served as a director of the
Evanson                              Company   since  1999.  He  has  served  as
                                     Chairman,  President  and  Chief  Executive
                                     Officer of  Allegheny  Energy,  Inc.  since
                                     June  2003.  Prior to that,  he  served  as
                                     President of Florida  Power & Light Company
                                     from  1995 to May 2003.  He also  served as
                                     President  and Chief  Operating  Officer of
                                     Lynch Corporation prior to 1995.

John C.                53            Mr. Ferrara has served as a director of the
Ferrara                              Company   since  1999.  He  has  served  as
                                     President  and Chief  Executive  Officer of
                                     Lynch  Corporation,  a holding company with
                                     diversified manufacturing operations, since
                                     October  2004.  He was a  private  investor
                                     from 2002 to 2004. Prior to that, he served
                                     as President and Chief Executive Officer of
                                     Space   Holding   Corporation,   a  private
                                     multimedia   company  dedicated  to  space,
                                     science and technology,  from 2001 to March
                                     2002 and as Chief  Financial  Officer  from
                                     1999 to 2000.  Mr. Ferrara is a Director of
                                     Gabelli  Asset  Management  Inc,  a private
                                     corporation that makes  investments for its
                                     own account.

Mario J.               62            Mr.  Gabelli  has served as a director  and
Gabelli                              Chief  Executive  Officer  of  the  Company
                                     since 1999.  He has served as the Company's
                                     Chairman since December 2004 (and also from
                                     September 1999 to December 2002) and as its
                                     Vice   Chairman   from   December  2002  to
                                     December  2004. Mr. Gabelli has also served
                                     as the Chairman and Chief Executive Officer
                                     and a director of Gabelli Asset  Management
                                     Inc. and its  predecessors  since  November
                                     1976   (and  in   connection   with   those
                                     responsibilities,  he serves as director or
                                     trustee  and/or an  officer  of  registered
                                     investment     companies     managed     by
                                     subsidiaries of Gabelli Asset  Management).
                                     Mr.  Gabelli  also serves as  Chairman  and
                                     Chief  Executive  Officer of GGCP,  Inc., a
                                     private  investment  company.  Mr.  Gabelli
                                     serves   on  the  Board  of   Advisors   of
                                     Healthpoint  and Caymus  Partners  LLC. Mr.
                                     Gabelli  (i) is a  former  Governor  of the
                                     AMEX;  and (ii)  serves as an  Overseer  of
                                     Columbia   University  Graduate  School  of
                                     Business;  Trustee of Fairfield University,
                                     Roger  Williams  University,   the  Winston
                                     Churchill  Foundation and the E.L.  Wiegand
                                     Foundation;  as a Director of the  National
                                     Italian   American   Foundation   and   the
                                     American-Italian Cancer Foundation;  and as
                                     the Chairman of the  Patron's  Committee of
                                     Immaculate Conception School.

Daniel R.              48            Mr.  Lee has  served as a  director  of the
Lee                                  Company   since  2000.  He  has  served  as
                                     Chairman  and Chief  Executive  Officer  of
                                     Pinnacle  Entertainment,   Inc.,  a  public
                                     company operating resorts and casinos since
                                     2002.  From  2000 to  2002,  Mr.  Lee was a
                                     private investor.  Prior to that, he served
                                     as Chief Financial  Officer and Senior Vice
                                     President of HomeGrocer.com, Inc. from 1999
                                     to 2000.  From 1992 to 1999, Mr. Lee served
                                     as the Chief Financial  Officer,  Treasurer
                                     and Senior Vice  President,  Development of
                                     Mirage Resort, Incorporated.

Lawrence R.            57            Mr.  Moats has served as a director  of the
Moats                                Company  since  January 2005. He has served
                                     as President and Chief Executive Officer of
                                     Arlington  Electrical  Construction Company
                                     Inc.   since   1970.   He  also  serves  as
                                     President  and Chief  Executive  Officer of
                                     Moats  Office  Properties,  Inc., a private
                                     real estate company,  since 1992. Mr. Moats
                                     served  for 15 years as a Trustee of Harper
                                     College.  Since  1991,  Mr.  Moats has also
                                     been a Director  and  Chairman of the Audit
                                     Committee of Royal American Bank, a private
                                     banking institution.

Salvatore              45            Mr.  Muoio has served as a director  of the
Muoio                                Company   since  1999.  He  has  served  as
                                     Principal and Chief  Investment  Officer of

                                     S. Muoio & Co. LLC, a  securities  advisory
                                     firm,  since 1996.  From 1995 to 1996,  Mr.
                                     Muoio  served as a  Securities  Analyst and
                                     Vice  President  of  Lazard  Freres  & Co.,
                                     L.L.C.,  an investment  banking firm.  From
                                     1985  to  1995,   Mr.  Muoio  served  as  a
                                     Securities  Analyst  at  Gabelli & Company,
                                     Inc.

          Biographical  summaries and ages of the Company's  executive  officers can be found in Part I of this Annual Report on Form 10-K, originally filed with the Securities and Exchange Commission April 1, 2005.

          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

          Section  16(a) of the Exchange Act requires the  directors,  executive officers and holders of more than 10% of the Company's Common Stock to file with the SEC and the AMEX initial  reports of ownership and reports of changes in the ownership  of the  Company's  Common  Stock and other  equity  securities.  Such persons are  required to furnish  the Company  with copies of all Section  16(a)
filings.  Based solely on the Company's review of the copies of such filings the
Company has received and written  representations of directors and officers, the
Company  believes  that  during the fiscal year ended  December  31,  2004,  its officers,  directors,  and 10% stockholders  were in compliance with all Section
16(a) filing requirements applicable to them.

          AUDIT COMMITTEE

          The  Company  has an  Audit  Committee  consisting  of  Messrs.  Moats
(Chairman),  Berkowitz  and Muoio.  Mr.  Berkowitz  meets the SEC criteria of an
"audit committee  financial  expert" and is independent  within the Rules of the
Securities and Exchange Commission and the AMEX.

          EMPLOYEE CODE OF ETHICS AND CONFLICTS OF INTEREST POLICY

          Since the Company's  spin-off from Lynch  Corporation  in 1999, it has had a code of conduct and conflicts of interest  policy.  In December  2003, the
Company adopted a code of ethics that applies to all of its employees,  officers and directors,  including its principal  executive  officer and senior financial officers.  The Company  requires  all of its  employees to adhere to its code of ethics in addressing  legal and ethical issues  encountered in conducting  their work.  Interactive's  code of ethics requires that its employees avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in the best interest of the Company. All of Interactive's  employees are required to certify that they have reviewed and understood the Company's code of ethics.

          In addition,  all employees who because of their  responsibilities are thought  to be in  sensitive  positions  and who may,  therefore,  be  placed in conflicts of interest situations, are required to certify as to their compliance with the Company's conflicts of interest policy. Copies of the Company's code of ethics and  conflicts of interest  policy were filed with the SEC as exhibits to the Company's December 31, 2003 annual report on Form 10-K and are posted on its website at www.lynchinteractivecorp.com.

Item 11.  EXECUTIVE COMPENSATION

          The  following  table sets forth  compensation  received  by the Chief
Executive Officer and each of the executive officers of the Company for the last three fiscal years:

                                        ANNUAL COMPENSATION
                                        -------------------
                                                                                  All Other
Name and Principal Position       Year         Salary($)      Bonus($)(1)       Compensation
---------------------------       ----         ---------      -----------       ------------

Mario J. Gabelli                  2004          350,000            ---                 -
 Vice Chairman and                2003          250,000          850,000               -
 Chief Executive Officer          2002          350,000          195,000               -

Robert E. Dolan                   2004          285,146          125,000               -
  Chief Financial Officer         2003          260,000          300,000               -
                                  2002          250,000           85,000               -

Evelyn C. Jerden                  2004          244,467            6,928            24,269(2)
  Senior Vice President--         2003          191,659            7,228            24,469(2)
   Operations                     2002          148,674            6,083            23,080(2)

John A. Cole(3)                   2004           17,692           10,000               -
Vice President, Corporate
  Development, General Counsel
  and Secretary

---------------------------

(1)  Bonuses  earned in any fiscal year are generally  paid during the following fiscal year.

(2)  Represents  Western  New Mexico  Telephone  Company's  contribution  to Ms.
     Jerden's account with Western New Mexico's Employee Profit Sharing Plan.

(3)  Mr. Cole's employment commenced on December 1, 2004.

          The Company has no  outstanding  stock  options or stock  appreciation rights and it has not made any long-term  incentive plan awards to its executive officers.

          COMPENSATION OF DIRECTORS

          Directors,  other than the Chairman and directors considered to be the
Company's employees,  receive a monthly cash retainer of $1,500, a fee of $2,000 for each in person Board of Directors  meeting  attended and a fee of $1,000 for each telephonic  meeting of the Board of Directors (which lasts for at least one hour) attended and each committee meeting the director attended.

          In addition,  each  non-employee  director  (other than the  Chairman)
serving as a  committee  chairman  receives  an  additional  $2,000  annual cash retainer.  The Company  also  purchases  accident  and  dismemberment  insurance coverage of $100,000  for each member of its Board of  Directors  and maintain a liability  insurance policy that provides for  indemnification  of each director
(and officer)  against certain  liabilities that he may incur in his capacity as such.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
          RELATED STOCKHOLDER MATTERS

          The following table sets forth information concerning ownership of the
Company's  Common  Stock,  as of April 28,  2005,  by each  person  known by the
Company  to be the  beneficial  owner of more than five  percent  of the  Common
Stock,  each director,  each  executive  officer as defined in Item 402(a)(3) of
Regulation  S-K and by all directors and executive  officers of the Company as a group. The number of shares  beneficially owned is determined under rules of the
SEC, and the information is not necessarily  indicative of beneficial  ownership for any other  purpose.  Under such rules,  beneficial  ownership  includes  any shares as to which a person has the sole or shared  voting or  investment  power and any  shares  that the  person can  acquire  within 60 days,  such as through exercise of stock  options or  conversions  of  securities.  Except as otherwise indicated,  the Company's  stockholders listed in the table have sole voting and investment  power with respect to the Common  Stock set forth in the table.  The following  information  is  either  reflected  in  filings  with  the SEC or has otherwise  been  furnished to the Company by persons named in the table.  Unless otherwise  indicated,  the address of each entity listed in the table is c/o 401
Theodore Fremd Avenue, Rye, New York 10580.

            Name of                        Amount and Nature Of         Percent
        Beneficial Owner                   Beneficial Ownership         Of Class
        ----------------                   --------------------         --------

Kinetics Asset Management, Inc.
470 Park Avenue South
New York, New York 10016 ............            209,000(1)               7.6%
MJG-IV Limited Partnership...........            620,000(2)              22.5%
Mario J. Gabelli.....................            658,583(2)(3)           23.9%
Morris Berkowitz.....................                504                   *
Paul J. Evanson......................             11,304                   *
John C. Ferrara......................              2,828                   *
Daniel R. Lee........................                  0                   0

Lawrence R. Moats....................             27,700(4)               1.0%
Salvatore Muoio......................             16,004(5)                *
Robert E. Dolan......................                960(6)                *
Evelyn C. Jerden.....................                105                   *
John A. Cole.........................                  0                   0
All directors and named executive
 officers  as a group (10 persons)...            717,988                 26.1%

----------------------------

*      Represents holdings of less than one percent.

(1)    Because  of  its  investment  and/or  voting  power  over  shares  of the
       Company's  Common Stock held in the accounts of its  investment  advisory clients,  Kinetics  Asset  Management,  Inc., an investment  adviser,  is deemed to be the beneficial owner of 209,000 shares.  Kinetics  disclaims beneficial ownership of all such shares.

(2)    MJG-IV Limited Partnership, a limited partnership of which Mr. Gabelli is the general partner, has the right to receive and the power to direct the receipt of  dividends  from,  or the proceeds  from the sale of,  620,000 shares.  Mr. Gabelli has  approximately a 5% interest in the partnership, except in respect of 480,000 shares of the Company's Common Stock sold by
       Mr.  Gabelli to the  partnership in January 2004 in which Mr. Gabelli has no interest.  Mr. Gabelli holds an irrevocable proxy to vote such 480,000 shares until January 16, 2007.

(3)    Represents  620,000  shares owned by a limited  partnership  in which Mr.
       Gabelli is the general partner (see footnote 2 above), 6,008 shares owned directly by Mr.  Gabelli,  11,075 shares owned by Mr. Gabelli through the
       Company's  401(k) Savings Plan, and 21,500 shares owned by GGCP, Inc., in which Mr.  Gabelli is the majority  stockholder.  Mr.  Gabelli  disclaims beneficial  ownership of the shares owned by MJG-IV and GGCP, Inc. except to the extent of his interest therein.

(4)    Includes  600 shares  owned  directly  by Mr.  Moats,  100 shares held as custodian  for a child,  100  shares  held by a family  member and 26,800 shares held by a  foundation  of which Mr. Moats is the  president.  With respect to all such shares  except the 600 shares  held by him  directly,
       Mr. Moats disclaims beneficial ownership.

(5)    Consists of (i) 1,704 shares  owned  directly by Mr.  Muoio;  (ii) 14,100 shares  owned by  investment  funds of  which S.  Muoio & Co.  LLC is the general  partner or  investment  manager and (iii) 200 shares owned by S.
       Muoio & Co. LLC Profit Sharing Plan. Mr. Muoio is the managing  member of
       S. Muoio & Co. LLC.  Mr.  Muoio  disclaims  beneficial  ownership  of the shares owned by such investment funds, except for his interest therein.

(6)    Includes 70 shares  registered in the name of Mr.  Dolan's  children with respect to which Mr. Dolan has voting and investment power and 238 shares owned by Mr. Dolan through the Company's 401(k) Savings Plan.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Mario Gabelli is affiliated with various  entities that he directly or indirectly  controls and that are engaged in various  aspects of the  securities business,  such as an investment adviser to various institutional and individual clients,  including  registered  investment  companies and pension  plans,  as a broker dealer,  and as managing  general partner of various  private  investment partnerships.  During 2004, the Company and its subsidiaries  engaged in various transactions  and  arrangements  with certain of these  entities.  The amount of commissions,  fees,  and other  remuneration  paid to such  entities,  excluding reimbursement of certain  expenses related to Mr. Gabelli's  employment with the
Company  (including  approximately  $40,000  reimbursement in connection with an airplane  in part  owned by a  subsidiary  of  GGCP,  Inc.),  was  approximately
$63,000, primarily for administrative and staff support functions.

          In 1998, Lynch Corporation,  Interactive's predecessor, entered into a lease for approximately  5,000 square feet in a building in Rye, New York, owned by an affiliate of Mr. Gabelli.  Following the spin-off,  Interactive became the lessee under such lease and in May 2001 the parties  agreed to reduce the leased space to approximately 3,300 square feet. The lease was renewed in December 2002 and  provides  for rent at  approximately  $28 per square  foot per annum plus a minimum of $3 per square foot per annum for utilities, subject to adjustment for increases in taxes and other operating expenses.  The total amount paid for rent and utilities in 2004 under this lease was $112,000. An unaffiliated entity also leasing space in the same building pays rent on substantially the same basis.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

          AUDIT FEES

          The aggregate fees billed or to be billed by Deloitte & Touche for professional  services  rendered  for the audit of the  Company's  2003 and 2004 financial  statements  are $1.2  million  and $1.1  million,  respectively.  The aggregate  fees  billed by  Deloitte  &  Touche  for  professional  services rendered for the reviews of the financial  statements  included in the Company's quarterly  reports  on Forms  10-Q for 2004  were  approximately  $215,000.  The aggregate  fees billed by Ernst &  Young for the audit of the Company's 2002 financial  statements  and  review  of  financial  statements  included  in  the
Company's  Form 10-Q's for that year were  $615,000.  In  addition,  Ernst &
Young  billed  the  Company  $263,000  for  review of the  financial  statements included in its Form 10-Q for 2003 and $50,000 for audit-related work in 2004.

          AUDIT-RELATED FEES

          No fees were billed by Deloitte & Touche for assurance and related services for 2004 that are reasonably related to the performance of the audit of the Company's 2004 financial  statements  and/or  performance of a review of the
Company's  financial  statements during 2004 that are not reported as audit fees above.  The aggregate fees billed by Ernst & Young for assurance and related services for 2003 that are reasonably  related to the  performance of the review of the Company's financial  statements and not reported as audit fees above were
$7,500.

          TAX FEES

          The aggregate  fees billed by Deloitte &  Touche for  professional services rendered to the Company in 2004 for tax compliance, tax advice, and tax planning were  approximately  $15,000.  These  services  included  miscellaneous tax-related  research.  The  aggregate  fees  billed  by Ernst  &  Young for professional  services  rendered to the Company in 2003 for tax compliance,  tax advice, and tax planning were $5,000.

          ALL OTHER FEES

          No fees were billed by Deloitte &  Touche or by Ernst &  Young for 2004 or 2003, respectively, for services other than as set forth above.

          AUDIT COMMITTEE'S PRE-APPROVAL POLICIES AND PROCEDURES

          In December 2002, the Company's audit committee  adopted  policies and procedures  that  require  that any  non-audit  services  to be  provided by the
Company's   independent   auditor   that  are  not   otherwise   proscribed   by
Sarbanes-Oxley must be pre-approved by a member of the Company's audit committee and that any such  pre-approval  must then be ratified by the audit committee at its next meeting.

          The revised audit  committee  charter also provides that the Company's audit  committee shall  pre-approve all auditing  provided to the Company by the independent auditors.

          Prior to December 2002, the Company's  audit committee did not have an established  pre-approval  procedure  with respect to the  provision of services other than the audit by its  independent  auditor.  For the year ended 2002, the audit committee  considered  that the provisions of all non-audit  services were compatible with maintaining the independence of our independent auditor. For the years  ended  2003 and  2004,  the  audit  committee  pre-approved  all the fees incurred by the Company's independent auditors.

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)       The required  Financial  Statements were previously filed on this Form
10-K.

(b)       Exhibits

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

10(a)                Partnership   Agreement  dated  March  11,  1987,   between
                     Lombardo  Communications,   Inc.  and  Lynch  Entertainment
                     Corporation  (incorporated by reference to Exhibit 10(e) of the Lynch  Corporation  ("Lynch")'s  Annual  Report on Form
                     10-K for the year ended December 31, 1987).

10(b)                Lynch  Corporation  401(k)  Savings Plan  (incorporated  by reference  to Exhibit  10(b) to  Lynch's  Form 10-K for the year ended December 31, 1995).

10(c)                Shareholders   Agreement   among   Capital   Communications
                     Company,  Inc.,  Lombardo  Communications,  Inc.  and Lynch
                     Entertainment  Corporation II (incorporated by reference to
                     Exhibit 10 of Lynch's Form 8-K, dated March 14, 1994).

10(d)(i)             Loan Agreement, dated as of November 6, 1995, between Lynch
                     PCS  Corporation A and Aer Force  Communications  L.P. (now
                     Fortunet Wireless, L.P.) (plus four similar loan agreements with Fortunet Wireless, L.P.) (incorporated by reference to
                     Exhibit  10(w) to  Lynch's  Form  10-K  for the year  ended
                     December 31, 1995.

10(d)(ii)            Amendment No. 1 to the Loan Agreement, dated as of November
                     6, 1995, referred to in 10(d)(i)  incorporated by reference to Exhibit  10(a) to Lynch's  Form 10-Q for  quarter  ended
                     March 31, 1996).

10(e)(i)             Letter  Agreement,  dated as of August  12,  1996,  between
                     Rivgam  Communicators,  L.L.P.  and Lynch PCS Corporation G
                     (incorporated by reference to Exhibit  10(u)(ii) to Lynch's
                     Form 10-K for the year ended December 31, 1996).

10(f)(ii)            Letter  Agreement  dated as of December 16,  1998,  between
                     Rivgam  Communicators,  L.L.P.  and Lynch PCS Corporation G
                     (incorporated by reference in Exhibit  10(u)(iv) to Lynch's
                     Form 10-K for the year ended December 31, 1998).

10(f)                Letter  Agreement  between  Lynch  PCS  Corporation  G  and
                     Bal/Rivgam,  L.L.C.  (incorporated  by reference to Exhibit
                     10(x) to Lynch's Form 10-Q for the Quarter ended  September
                     30, 1997).

10(g)                Letter Agreement, dated January 20, 1998, between Lynch PCS
                     Corporation  G  and  BCK/Rivgam,  L.L.C.  (incorporated  by reference  to Exhibit  10(y) to  Lynch's  Form 10-K for the year ended December 31, 1997).

Exhibit No.          Description
-----------          -----------

10(h)                2000 Stock  Option Plan  (incorporated  by reference to the
                     Exhibit to  Registrant's  Proxy  Statement  dated April 18,
                     2000).

10(i)                Lease  Agreement  between  Lynch and  Gabelli  Funds,  Inc.
                     (incorporated  by reference to Exhibit  10(a)(a) to Lynch's
                     Form 10-Q for the Quarter ended March 31, 1998).

10(j)                Letter   Agreement   dated   November  11,  1998,   between
                     Registrant  and Gabelli & Company,  Inc.  (incorporated  by reference  to Exhibit  10(c)(c)  to Lynch Form 10-K for the year ended December 31, 1998).

10(l)                Agreement  and Plan of  Merger  dated  as of May 25,  1999,
                     among   Central   Scott   Telephone    Company,    Brighton
                     Communications  Corporation  and Brighton Iowa  Acquisition
                     Corporation  (schedules omitted) (incorporated by reference to Exhibit 10.1 to Lynch's Form 8-K dated July 16, 1999).

10(m)                Separation and Distribution Agreement,  dated as of January
                     18,  2002,  by and  among  Lynch  Interactive  Corporation,
                     Morgan Group Holding Co. and The Morgan Group, Inc.(2)

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

14.1                 Lynch Interactive Corporation Code of Ethics(3)

14.2                 Lynch   Interactive   Corporation   Conflicts  of  Interest
                     Policy(3)

21                   Subsidiaries of Registrant(4)

23.1                 Consent of Ernst & Young LLP(4)

23.2                 Consent of Deloitte & Touche LLP(4)

23.3                 Consents of Siepert & Co., L.L.P. for use of:(4)
                        -    Report of Siepert & Co.,  L.L.P.  on the  financial
                             statements of Cuba City Telephone  Exchange Company
                             for the year ended December 31, 2002
                        -    Report of Siepert & Co.,  L.L.P.  on the  financial
                             statements  of Belmont  Telephone  Company  for the
                             year ended December 31, 2002
                        -    Report of Siepert & Co.,  L.L.P.  on the  financial
                             statements of Upper Peninsula Telephone Company for
                             the year ended December 31, 2002

24                   Powers of Attorney(4)

31.1                 Rule  13a-14(a)   Certification   of  the  Chief  Executive
                     Officer+

31.2                 Rule  13a-14(a)   Certification   of  the  Chief  Financial
                     Officer+

32.1                 Section 1350 Certification of the Chief Executive Officer+

32.2                 Section 1350 Certification of the Chief Financial Officer+

Exhibit No.          Description
-----------          -----------

99.1                 Reports of Independent Auditors(4)
                        -    Report of Siepert & Co.,  L.L.P.  on the  financial
                             statements of Cuba City Telephone  Exchange Company
                             for the year ended December 31, 2002
                        -    Report of Siepert & Co.,  L.L.P.  on the  financial
                             statements  of Belmont  Telephone  Company  for the
                             year ended December 31, 2002
                        -    Report of Siepert & Co.,  L.L.P.  on the  financial
                             statements  of  Lynch  Michigan  Telephone  Holding
                             Corporation for the year ended December 31, 2002

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
(4) Incorporated by reference to the exhibits to the Registrant's  Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

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

                                       10

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

                                            LYNCH INTERACTIVE CORPORATION

                                            By: /s/ Robert E. Dolan
                                                --------------------------
                                                Robert E. Dolan
                                                Chief Financial Officer

Dated: May 2, 2005

                                       11