Form 10-Q
period 2005-03-31
LYNCH INTERACTIVE CORP
filed 2005-05-17
CIK 1088771

SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005
                               --------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to____
                               -------        ----------

Commission File No. 1-15097
                   ---------


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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).Yes No X

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practical date.


            Class                         Outstanding at April 30, 2005
            -----                         -----------------------------
Common Stock, $.0001 par value                     2,752,251

                                      INDEX
                                      -----

                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES
                 ----------------------------------------------

PART I. FINANCIAL INFORMATION
-----------------------------


Item 1. Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets:
          -    March 31, 2005
          -    December 31, 2004
          -    March 31, 2004

          Condensed Consolidated Statements of Operations:
          -    Three months ended March 31, 2005 and 2004

          Consolidated Statements of Shareholders' Equity

          Condensed Consolidated  Statements of Cash Flows:
          -    Three months ended March 31, 2005 and 2004

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


SIGNATURE
---------

CERTIFICATIONS
--------------

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
        --------------------

                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                         March 31,     December 31,    March 31,
                                           2005           2004            2004
                                       ------------    ------------   ----------
                                        Unaudited)      (Audited)     Unaudited)

ASSETS

Current assets:
  Cash and cash equivalents ......      $  29,698      $  27,214       $  29,572

  Receivables, less allowances of
    $255, $260 and $270,respectively ..     7,573          8,225           7,923
  Material and supplies ..........          2,502          2,314           2,736
  Prepaid expenses and other current
     assets ........................        1,175          1,685           1,110
                                          --------      ---------      ---------
Total current assets ................      40,948         39,438          41,341

Property, plant and equipment:
  Land ........... ..................         983            983             840
  Buildings and improvements ........      17,712         17,640          13,336
  Machinery and equipment ...........     220,496        216,429         216,855
                                          --------     ---------       ---------
                                           239,191       235,052         231,031
  Accumulated depreciation ..........    (119,252)     (114,724)       (107,683)
                                         ---------     ---------       ---------
                                           119,939       120,328         123,348

Excess of cost over fair value of
 net assets acquired, net (goodwill) .      60,501        60,042          60,580
Other intangibles ....................      10,763        10,026          10,321
Investments in and advances to
  affiliated entities ................      11,416        12,340           5,310
Other assets .........................      15,167        14,906          13,176
                                          ---------     ---------      ---------

Total assets ........;;;;;;;..........   $   28,734     $ 257,080      $ 254,076

                                          =========     =========      =========


See accompanying Notes to Consolidated Financial Statements

                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                              March 31,  December 31, March 31,
                                                2005        2004         2004
                                             ----------  ----------- -----------
                                            (Unaudited)   (Audited)  (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable to banks .................   $   5,980    $   4,793    $   3,535
  Trade accounts payable .................       3,125        4,326        4,457
  Accrued interest payable ...............         822          825          696
  Accrued liabilities ....................      15,100       11,238       10,925
  Current maturities of long-term debt ...      14,295       14,364       13,071
                                             ---------    ---------    ---------
     Total current liabilities ...........      39,322       35,546       32,684

Long-term debt ...........................     153,593      154,602      160,388
Deferred income taxes ....................      16,080       17,549       15,812
Other liabilities ........................       3,431        3,268        2,976
                                             ---------    ---------    ---------
     Total liabilities ...................     212,426      210,965      211,860

Minority interests .......................      11,313       11,543       10,297

Commitments and contingencies (Note 12)

Shareholders' equity
  Common stock, $0.0001 par value-10,000,000
     shares authorized; 2,824,766 issued;
     2,752,251, 2,757,951 and 2,774,651
     outstanding .........................       --           --           --
  Additional paid-in capital .............     21,406       21,406       21,406
  Retained earnings ......................     14,430       13,735       10,872
  Accumulated other comprehensive income .      1,495        1,588        1,253
  Treasury stock, 72,515, 66,815 and
    50,115 shares, at cost ...............    (2,336)        2,157)      (1,612)
                                             ---------    ---------    ---------
                                               34,995        34,572       31,919
                                             ---------    ---------    ---------

Total liabilities and shareholders' equity. $ 258,734     $ 257,080    $ 254,076
                                             =========    =========    =========


See accompanying Notes to Consolidated Financial Statements.

                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per share data)

                                                         Three Months Ended
                                                              March 31,
                                                   -----------------------------
                                                      2005                2004
                                                   -----------------------------


Revenues .........................................   $ 21,618    $ 21,424

Costs and expenses:
Cost of revenue ..................................      7,651       7,203
General and administrative costs at operations ...      3,423       3,139
Corporate office expenses ........................      2,091         973
Depreciation and amortization ....................      5,195       5,221
                                                      --------    --------
    Total Expense ................................     18,360      16,536
                                                      --------    --------
Operating profit .................................      3,258       4,888


Other income (expense):
   Investment income .............................        793         728
   Interest expense ..............................    (2,823)     (2,819)
   Equity in earnings of affiliated companies ....        711         712
                                                      --------    --------
                                                      (1,319)     (1,379)
                                                      --------    --------
Income before income taxes and minority interests       1,939       3,509
Provision for income taxes ......................       (767)     (1,449)
Minority interests ..............................       (477)       (457)
                                                      --------     ------
Net income ......................................    $    695    $  1,603
                                                      ========   ========

Basic and diluted weighted average shares o
utstanding ........................................     2,754       2,777

Basic and diluted earnings per share .............   $   0.25    $   0.58


See accompanying Notes to Condensed Consolidated Financial Statements.

                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIAIRES
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)
                        (in thousands, except share data)



                                    Shares of                                     Accumulated
                                      Common              Additional                  Other
                                      Stock      Common     Paid-in   Retained    Comprehensive  Treasury
                                   Out-standing    Stock    Capital    Earnings      Income        Stock      Total
                                   ------------ --------- ---------  -----------  -------------  ---------- ----------

Balance at December 31, 2004        2,757,951    $     0   $ 21,406   $  13,735    $  1,588       $ (2,157)  $ 34,572
Net income for the period ..          --             --          --         695          --             --        695
Unrealized loss on available          --             --          --          --         (93)            --       (93)
  for sale securities, net
                                                                                                              -------
    Comprehensive income ...                                                                                      602
                                                                                                              -------
Purchase of Treasury Stock .          (5,700)        --          --          --          --           (179)     (179)
                                    ---------    --------  ---------   ---------    --------     ----------   -------
Balance at March 31, 2005           2,752,251    $      0  $  21,406   $  14,430   $   1,495     $  (2,336)   $34,995
                                    ===========    ===========   ===========   ===========    ===========    ===========


See accompanying Notes to Consolidated Financial Statements.

                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                          Three Months Ended
                                                              March 31,
                                                       -------------------------
                                                         2005           2004
                                                       -------------------------

Operating activities:
Net Income                                              $    695       $ 1,603
Adjustments to reconcile net income to net
cash provided by operating activities:
   Depreciation and amortization                           5,195         5,221
   Equity in earnings of affiliated compani                (711)         (712)
   Minority interests                                        477           457
   Changes in operating assets and liabilities:
        Receivables                                          712           307
        Accounts payable and accrued liabilitie              400         1,324
   Other                                                     619         (189)
                                                      --------------------------
Net cash provided by operating activities                  7,387         8,011
                                                      --------------------------

Investing activities:
Capital expenditures                                      (1,915)       (2,614)
Acquisition of business                                   (3,524)         (377)
Acquisition of subscrib                                      (22)          (91)
Acquisition of spectrum                                     (500)            --
Investment in and advances to affiliated entities            (62)          (63)
Distributions received from investments                     1,714           821
Other                                                         183            30
                                                     ---------------------------
Net cash used in investing activities                     (4,126)       (2,294)
                                                     ---------------------------

Financing activities:
Issuance of long term debt                                  2,272           949
Repayments of long term debt                              (3,350)       (3,273)
Net proceeds (repayments) on lines of credit                1,187            79
Purchase of treasury stock                                  (179)         (138)
Other                                                       (707)         (318)
                                                     ---------------------------
Net cash used in financing activities                       (777)       (2,701)
                                                     ---------------------------
Net increase in cash and cash equivalents                   2,484         3,016
Cash and cash equivalents at beginning of period           27,214        26,556
                                                     ---------------------------
Cash and cash equivalents at end of period              $  29,698      $ 29,572
                                                     ===========================

Cash paid for:
  Interest expense                                      $   2,764      $   2,826
                                                     ===========================
  Income taxes                                          $      676     $     175
                                                     ===========================


See accompanying Notes to Condensed Consolidated Financial Statements.

LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.   Basis of Presentation
--------------------------

Lynch Interactive Corporation ("Interactive" or the "Company") consolidates the operating results of its subsidiaries (81%-100% owned at March 31, 2005, December 31, 2004 and March 31, 2004). All material intercompany transactions and balances have been eliminated. Investments in affiliates in which the
Company does not have a majority voting control, but has the ability to significantly influence management decisions, are accounted for in accordance with the equity method. The Company accounts for the following affiliated companies on the equity basis of accounting: Coronet Communications Company (20% owned at March 31, 2005, December 31, 2004 and March 31, 2004), Capital Communications Company, Inc. (49% owned at March 31, 2005, December 31, 2004 and March 31, 2004; we note, however, that Interactive owns a convertible preferred stock which, if converted, would increase its ownership in Capital Communications to 50%), two cellular partnership operations in New Mexico (both 33% owned at March 31, 2005, December 31, 2004 and March 31, 2004), KMG Holdings Group (37% owned since May 2004) and telecommunications operations in North Dakota, Iowa and New York (5% to 14% owned).

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Articles 10 and 11 of Regulation S-X. Accordingly, they are not audited and do not include all of the information and footnotes required for complete financial statements. The consolidated financial statements and footnotes included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2004. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform to current period presentation.


B.   Recently Issued Accounting Pronouncements
----------------------------------------------

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

In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN47"), which clarifies that conditional asset retirement obligations are within the scope of SFAS No. 143, "Accounting for Asset Retirement Obligations." FIN 47 requires the Company to recognize a liability for the fair value of conditional asset retirement obligations if the fair value of the liability can be reasonably estimated. The Company does not believe that the adoption of FIN 47 will have a material impact on its financial statements.

C.   Acquisitions and Dispositions
----------------------------------

In March 2004, the Company signed an agreement to acquire California-Oregon Telecommunications Company ("Cal-Ore") located in Dorris, California. Cal-Ore's subsidiary Cal-Ore Telephone Company is the incumbent service provider for a rural area of about 850 square miles along the Northern California border with Oregon with approximately 2,500 access lines. Cal-Ore's other businesses include an Internet service provider, a CLEC that is planning to provide services in the surrounding area and interests in certain cellular partnerships. The acquisition price is $21.2 million, subject to certain closing adjustments. On May 5, 2005, the California Public Utilities Commission approved the transaction subject to various conditions that the Company expects to meet, at which point the acquisition will close.

In February 2005, Lynch 3G participated in Auction 58 for PCS Spectrum and was high bidder for two licenses, Marquette, MI and Klamath Falls, OR, for a total cost of $0.5 million.

On March 18, 2005, a subsidiary of the Company, Central Telcom Services, LLC, closed on an agreement with Precis Communications, LLC, to acquire a cable television assets for a purchase price of $3.5 million. The system has 2,411 cable subscribers located in Sanpete and Sevier Counties, Utah. The preliminary allocation of the purchase price included $0.4 million of goodwill and $0.4 million for subscriber lists and other intangibles.

D.   Investments in Affiliated Companies
----------------------------------------

Interactive has equity investments in both broadcasting and telecommunications companies.

Summarized financial information for broadcasting companies accounted for by the equity method as of and for the three months ended March 31, 2005 and 2004 and as of December 31, 2004, is as follows:

                                                           Broadcasting Combined

                                                      --------    -----------  --------
                                                      March 31,   December 31, March 31,
                                                         2005        2004        2004
                                                      --------    ------------ ----------
                                                               (in thousands)
Current assets ................................ ...   $  5,273    $  6,896     $  5,213
Property, plant & equipment, intangibles & other ..     10,181       9,558        9,187
                                                      --------    --------     --------

Total Assets ......................................   $ 15,454    $ 16,454     $ 14,400
                                                      ========    ========     ========

Current liabilities ...............................   $  2,636    $  3,383     $  3,115
Long term liabilities .............................     16,587      16,751       15,857
Equity ...........................................     (3,769)     (3,680)      (4,572)
                                                      --------    --------     --------


Total liabilities & equity ........................   $ 15,454    $ 16,454     $ 14,400
                                                      ========    ========     ========

Revenues ..........................................   $  3,055                 $  3,490
Gross profit ......................................        750                    1,256
Net income .......................................        (99)                      354

A wholly owned subsidiary of the Company has a 20% investment in Coronet Communications Company ("Coronet"), which operates television station WHBF-TV, a CBS affiliate in Rock Island, Illinois. A second wholly owned subsidiary of the Company has a 49% investment in Capital Communications Company, Inc. ("Capital"), which operates television station WOI-TV, an ABC affiliate in Des Moines, Iowa. At March 31, 2005, December 31, 2004 and March 31, 2004, the investment in Coronet was carried at a negative $0.6 million, $0.6 million and $0.8 million, respectively, due to the subsidiary's guarantee of $3.8 million of Coronet's third party debt. The guarantee is in effect for the duration of the loan which expires on December 31, 2005 and would be payable if the equity investee fails to make such payment in accordance with the terms of the loan. Long-term debt of Coronet, at March 31, 2005, totaled $9.4 million payable quarterly through December 31, 2005 to a third party lender.

At March 31, 2005, December 31, 2004 and March 31, 2004, the investment in Capital is carried at zero as its share of net losses recognized to date have exceeded its net investment and the Company has no further commitment to Capital. The Company's shares in Capital have been pledged as security for Capital's long term debt.

Summarized financial information for telecommunications companies which includes the cellular telephone providers, spectrum license holders, and other telecommunication operations accounted for by the equity method as of and for the three months ended March 31, 2005 and 2004 and as of December 31, 2004 is as follows (in thousands):


                                                               Telecommunications Combined
                                                               ---------------------------
                                                           March 31,    December 31,   March 31,
                                                              2005         2004            2004
                                                           ------------------------------------
                                                                    (in thousands)
Current assets .........................................   $33,330      $36,080         $29,425
Property, plant & equipment, intangibles & other .......    34,349       33,087          26,856
                                                           ------------------------------------


Total Assets ...........................................   $67,679      $69,167         $56,281
                                                           ====================================

Current liabilities ....................................   $22,812      $22,745         $22,322
Long term liabilities ..................................     7,028        5,900           8,938
Equity ................................................     37,839       40,522          25,021
                                                           ------------------------------------

Total liabilities & equity .............................   $67,679       $69,167        $56,281
                                                           ====================================

Revenues ...............................................   $16,196                      $12,306
Gross profit ...........................................     7,139                        5,475
Net income .............................................     3,945                        3,295

Interactive owns a one-third interest in two cellular telephone providers in New
Mexico: New Mexico RSA #3 and RSA #5. The Company's net investment in these partnerships was $5.4 million, $6.5 million and $4.8 million at March 31, 2005, December 31, 2004 and March 31, 2004, respectively and included in Investment in and advances to affiliated entities.

E.   Indebtedness
-----------------

Interactive maintains a short-term line of credit facility totaling $10.0 million through October 2004, which was reduced in steps to $5 million at March 31, 2005. Borrowings under this facility, included in Notes payable to banks, were $1.8 million, $1.1 million and zero at March 31, 2005, December 31, 2004 and March 31, 2004, respectively. Long-term debt consists of (all interest rates are at March 31, 2005) (in thousands):



                                                              March 31,        December 31,       March 31,
                                                                    2005              2004              2004
                                                              ----------------------------------------------
        Rural Electrification Administration ("REA") and
        Rural Telephone Bank (`RTB") notes payable due
        quarterly through 2027 at fixed interest rates
        ranging from 2% to 7.5%. (5.1% weighted average,
        secured by assets of the telephone companies with
        a net book value of $150 million)                       $56,100         $57,129             $59,892

        Bank Credit facilities utilized by certain
        telephone and telephone holding companies due from
        2005 to 2016, $8.8 million at fixed interest
        rates averaging 8.3% and $61.7 million at
        variable interest rates averaging 5.7%.                  70,497          70,402              76,601

        Unsecured notes issued in connection with
        acquisitions through 2008, at fixed interest rates       38,983          38,983              34,389
        averaging 9.4%

        Other                                                     2,308           2,452               2,577
                                                              ----------------------------------------------
                                                                167,888         168,966             173,459
        Current maturities                                     (14,295)        (14,364)            (13,071)
                                                              ----------------------------------------------
                                                              $ 153,593       $ 154,602           $ 160,388
                                                              ==============================================


In March 2005, in conjunction with the acquisition of cable assets in Utah, a subsidiary of the Company borrowed $2.2 million from a bank at variable interest rates included in Bank Credit facilities above.

In April 2005, Interactive received a commitment letter for a new $10 million unsecured revolving credit facility , at 1.5% over prime, expiring in 2008, to replace the existing short-term line of credit facility. Such facility is subject to negotiation of terms and there can be no assurance that it will be completed.

F.   Comprehensive Income
-------------------------

Other comprehensive income, net of tax, which consists of unrealized gains (losses) on available for sale securities, as of March 31, 2005, December 31, 2004 and March 31, 2004 are as follows (in thousands):

                                                            Unrealized Gain
                                                                 (Loss)         Tax Effect      Net
                                                            --------------------------------------------
                                                                    (in thousands)

Balance at December 31, 2004 ..........................     $ 2,410             $  (822)        $ 1,588
Unrealized losses on available for sale securities, net        (140)                  47           (93)
                                                             -------             -------         -------
Balance at March 31, 2005 .............................     $ 2,270             $  (775)        $ 1,495
                                                             =======             =======         =======
Balance at March 31, 2004 .............................     $ 1,901             $  (648)        $ 1,253
                                                             =======             =======         =======


G.   Treasury Stock Purchases
---------------------------------

During the three months ended March 31, 2005, the Company purchased 5,700 shares of its common stock for treasury at an average investment of $31.53 per share.

H.   Litigation
-------------------

Taylor   Litigation.   --------------------------------------   Interactive  and
several other parties, including Interactive's CEO, and Fortunet Communications, L.P., which was Sunshine PCS Corporation's predecessor-in-interest, have been named as defendants in a lawsuit originally brought by Rufus C. Taylor, III ("Taylor" or the "relator") under the so-called qui tam provisions of the federal False Claims Act in the United States District Court for the District of Columbia. The complaint was filed under seal with the court in February 2001. At the initiative of one of the defendants, the seal was lifted in January 2002. Under the False Claims Act, a private plaintiff called a relator, may file a civil action on the U.S. government's behalf against another party for violation of the statute. In return, the relator receives a statutory bounty from the government's litigation proceeds if he is successful.

The main allegation in the case is that the defendants participated in the creation of "sham" bidding entities that allegedly defrauded the federal Treasury by improperly participating in certain Federal Communications Commission ("FCC") spectrum auctions restricted to small businesses, as well as obtaining bidding credits in other spectrum auctions allocated to "small" and "very small" businesses. While the complaint seeks to recover an unspecified amount of damages, which would be subject to mandatory trebling under the statute, a report prepared for the relator in February 2005 alleges damages of approximately $91 million in respect of bidding credits, approximately $70 million in respect of government loans and approximately $206 million in respect of subsequent sales of licenses, in each case prior to trebling.

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

Interactive was formally served with the complaint in July 2002. In September 2002, the defendants filed two motions with the United States District Court for the District of Columbia: a motion to dismiss the lawsuit and a motion to transfer the action to the Southern District of New York. In September 2003, the Court granted our motion to transfer the action. A scheduling conference was held in February 2004, at which time the judge approved a scheduling order and discovery commenced. In July 2004, the judge denied in part and granted in part our motion to dismiss. Interactive and its subsidiaries remain parties to the litigation.

In December 2004, the defendants filed a motion in the United States District Court for the District of Columbia to compel the FCC to provide certain information subpoenaed by defendents in order to enable them to conduct their defense. This motion was denied in May 2005 and defendants are considering appropriate responses. The preparation and filing of dispositive motions is expected to begin shortly. See "History of Lynch's "C" Block Activities" below.

History of Lynch's "C" Block Activities.
---------------------------------------

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

On June 8, 1998, Fortunet elected to apply its eligible credits relating to its original down payment to the purchase of three licenses for 15 MHz of PCS spectrum in Tallahassee, Panama City and Ocala, Florida. Consistent with an FCC promulgated disaggregation alternative, Fortunet surrendered all the remaining licenses and forfeited 30% of its original down payment in full satisfaction of its government obligations, including forgiveness of all accrued interest. Accordingly, Fortunet retained 15 MHz of spectrum in the three Florida markets covering a population of approximately 962,000 at a net auction cost of $15.8 million. As a result of this FCC process, disaggregation resulted in a reduction of the bidding credits to $5.3 million. Fortunet also lost $6.0 million of its down payment. As a result of this decision, during 1997, Interactive recorded a $7.0 million write down of its investment in Fortunet. As a lawyer who worked on many applications for FCC licenses, Taylor (the relator in this case) is doubtless aware of the details of these FCC initiated alternatives for the "C" Block, as presumably are his law firms.

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

I.   Potential MCI/WorldCom Recovery
------------------------------------

During 2002, the Company wrote off all receivables associated with MCI/WorldCom ("MCI"), which had declared bankruptcy at that time. While Interactive has not received settlement from the bank of claims, it is currently estimated that Interactive could receive $0.3 million. Such amounts have not been included in the attached financial statements and income will only be recorded to the extent received.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        -------------

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

     o Intrastate revenue and operating income at our Michigan telephone company will be substantially reduced in the future due to a state requirement to expand the local calling area. The Company intends to file with the state commission to recover a portion of the revenue deficiency, by increasing local access rates, however, there is no assurance that it will be successful.

Three months ended March 31, 2005  compared to 2004
---------------------------------------------------
The following is a breakdown of revenues and operating costs and expenses:


                                     Three months ended March 31,       Increase
                                                                      (Decrease)
                                         2005        2004
                                  ----------------------------------------------
                                               (Unaudited)

Revenues:
Local access ......................   $ 2,858   $ 2,889       (31)
Interstate access .................     9,695     9,338        357
Intrastate access .................     3,697     4,121      (424)
Other business ....................     5,368     5,076        292
                                      -------   -------    -------
                                      -------   -------    -------
  Total ...........................    21,618    21,424        194
                                      -------   -------    -------
                                      -------   -------    -------

Operating Cost and Expense:
Cost of revenue ...................     7,651     7,203        448
General and administrative costs at
  operations ......................     3,423     3,139        284
Corporate office expenses .........     2,091       973      1,118
Depreciation and amortization .....     5,195     5,221        (26)
                                      -------   -------    -------
                                      -------   -------    -------
  Total ...........................    18,360    16,536      1,824
                                      -------   -------    -------
                                      -------   -------    -------
  Operating profit ................   $ 3,258   $ 4,888    $(1,630)
                                      =======   =======    =======

Total revenues in the 2005 first quarter increased $0.2 million, or 0.9%, to $21.6 million compared to $21.4 million in 2004. Local access revenue decreased by $31,000 resulting from a 3.4% decrease in access lines partially offset by the sale of additional features. The decrease in access lines is due to the increase in cell phone usage and reduction in second lines as customers switch from dial-up internet service to DSL. Interstate access revenue increased $0.4 million in 2005 primarily due to infrastructure development undertaken in 2002 and 2003, which entitled the Company to increased network access and USF support primarily at the Haviland Telephone Company in Kansas, and to a lesser extent, at our Michigan telephone company. Intrastate network access revenue decreased $0.4 million due to a loss of toll revenue for dial-up access to the internet at our Michigan telephone company, the gradual phase-out of a New York pool for small carriers, and a reduction of minutes of use at several of our companies. Other business revenues increased $0.3 million due to increased DSL penetration, and revenues from a small cable company in Utah that the Company acquired in February 2004.

Total costs and expenses increased by $1.8 million to $18.4 million in 2005. Costs of revenue increased $0.4 million, or 6.2%, due to additional operating costs related to the infrastructure development in Haviland and costs generated by the cable television operation acquired in February 2004. General and administrative costs incurred at the operations increased $0.3 million primarily due to professional fees with regard to local area calling in Michigan and increased audit and Sarbanes - Oxley implementation fees. Corporate office expenses increased $1.1 million resulting from $1.2 million of legal costs incurred defending the "qui tam" litigation in 2005 compared to $0.4 million in 2004. In addition, the Company incurred legal and consulting costs in conjunction with a shareholder proposal to deregister as a public company. Depreciation and amortization was relatively consistent in the two periods.

As a result of the above, operating profit in 2005 decreased by $1.6 million to $3.3 million compared to 2004.

EBITDA
------

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

                                        Three months ended March 31,    Increase
                                                                      (Decrease)
                                        2005              2004
                                          --------------------------------------

                                                      (Unaudited)

EBITDA from operations ....................   $ 10,544        $ 11,082      $   (538)
Corporate office expenses:
  Taylor litigation .......................   (1,201)           (382)          (819)
  Other ......................  ..........       (890)           (591)          (299)
                                              --------        --------       --------
  Corporate office expenses: ....... .....     (2,091)           (973)        (1,118)
                                              --------        --------       --------
  Total EBITDA ............................      8,453          10,109        (1,656)
Depreciation and amortization .............    (5,195)         (5,221)             26
                                              --------        --------       --------
  Operating profit ........................      3,258           4,888        (1,630)
Investment income .........................        793             728             65
Interest expense ...................... ...    (2,823)         (2,819)            (4)
Equity in earnings of affiliates ..........        711             712             (1)
                                              --------        --------        --------
  Income before income taxes and ..........
   minority  interest .....................   $  1,939        $  3,509         (1,570)
                                              ========        ========        ========

Other Income (Expense)
----------------------

In 2005, investment income increased by $0.1 million primarily due to an increase in CoBank patronage refunds and a $0.1 million retroactive dividend from Iowa Network Services. Such increases were offset by a $0.2 million gain on the sale of an investment in the 2004 period.

Interest expense was unchanged due primarily to lower average outstanding borrowings partially offset by higher interest rates.

Equity in earnings of affiliates was $0.7 million in both 2005 and 2004 reflecting consistent earnings of the Company's New Mexico cellular investments (RSA 3 and 5) in both periods.

Income Tax Provision
--------------------

The income tax provision includes federal, as well as state and local taxes. The tax provision for 2005 and 2004, represent effective tax rates of 45.7% and 41.3%, respectively. The difference between these effective rates and the federal statutory rate is principally due to state income taxes, including the effect of earnings attributable to different state jurisdictions.

Minority Interests
------------------

Minority interests decreased earnings by $0.5 million in both 2005 and 2004 reflecting the consistent earnings of the Company's New Mexico cellular investments.

Net Income
----------

Net income in 2005 was $0.7 million, or $0.25 per share (basic and diluted), compared to a net income last year of $1.6 million, or $0.58 per share (basic and diluted). The Company has no dilutive instruments outstanding.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

Liquidity
---------

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

The Parent Company's short-term line of credit facility, which expires August 31, 2005, has a maximum availability totaling $5.0 million, $3.2 million of which was available at March 31, 2005. In April 2005, Interactive received a commitment letter for a new $10 million unsecured revolving credit facility, at 1.5% over prime, expiring in 2008, to replace the existing short-term line of credit facility. Such facility is subject to negotiation of terms and there can be no assurance that it will be completed. If such new facility is not completed, management believes that it has various alternative means to obtain adequate resources to fund operations over the next twelve months.

The Company's RLECs and other businesses need cash to fund their current operations, as well as future long-term growth initiatives. Each RLEC and other business finances its cash needs with cash generated from operations, by utilizing existing borrowing capacity or by entering into new long-term debt agreements. New business acquisitions are generally financed with a combination of new long-term debt, secured by the acquired assets, as well as cash from the Parent. While management expects that both Parent and the operating subsidiaries will be able to obtain adequate financing resources to enable the Company to meet its obligations, there is no assurance that such can be readily obtained or at reasonable costs. The Company is obligated under long-term debt provisions and lease agreements to make certain cash payments over the term of the agreements. The following table summarizes, as of March 31, 2005 for the periods shown, these contractual obligations and certain other financing commitments from banks and other financial institutions that provide liquidity:

                                                          Payments Due by Period
                                                                (In thousands)

                                                Less than                              After 5
                                       Total      1 year   1 - 3 years   4 - 5 years    years
                                    ----------  ---------  -----------   -----------  ---------

Long-term debt (a) ...............   $167,888   $ 14,295   $ 65,666       $ 36,449     $ 51,478
Operating leases .................      1,275        277        469            225          304
Notes payable to banks ...........      5,980      5,980
Guarantees .......................      3,750      3,750
                                     --------   --------   -----------   ------------  --------
Total contractual cash obligations
and commitments ..................   $178,893   $ 24,302   $ 66,135       $ 36,674     $ 51,782
                                     ========   ========   ========       ========     ========

(a) Does not include interest payments on debt.

A subsidiary of the Company has guaranteed $3.8 million of an equity investees' total debt of $9.4 million. The guarantee is in effect for the duration of the loan which expires on December 31, 2005 and would be payable if the equity investee fails to make such payment in accordance with the terms of the loan.

At March 31, 2005, total debt (including notes payable to banks) was $173.9 million, an increase of $0.1 million from December 31, 2004. At March 31, 2005, there was $105.0 million of fixed interest rate debt outstanding averaging 7.0% and $68.9 million of variable interest rate debt averaging 5.8%. The debt at fixed interest rates includes $39.0 million of subordinated notes at interest rates averaging 9.4% issued to sellers as part of acquisitions. The long-term debt facilities at certain subsidiaries are secured by substantially all of such subsidiaries assets, while at other subsidiaries it is secured by the common stock of such subsidiaries. In addition, the debt facilities contain certain covenants restricting distribution to Lynch Interactive. At March 31, 2005, December 31, 2004 and March 31, 2004, substantially all of the subsidiaries' net assets are restricted.

Interactive has a high degree of financial leverage. As of March 31, 2005, the ratio of total debt to equity was 5.0 to 1. Certain subsidiaries also have high debt to equity ratios. Management believes that it is currently more beneficial to hold excess cash at certain of our subsidiaries rather than utilizing the cash to pay-down existing credit facilities.

As of March 31, 2005, Interactive had current assets of $40.9 million and current liabilities of $39.3 million resulting in a working capital surplus of $1.6 million, compared to a surplus of $2.7 million at December 31, 2004.

Sources and Uses of Cash
------------------------

Cash at March 31, 2005, was $29.7 million, an increase of $2.5 million compared to December 31, 2004. The majority of the cash is restricted by debt covenant to the subsidiary that generated it and is generally not available for transfer to the Parent Company. In 2005, net cash provided by operations of $7.4 million was used to invest in plant and equipment and to repay debt. The acquisition of cable assets in March 2005 was primarily funded with new borrowings.

Capital expenditures were $1.9 million in the first quarter of 2005, compared to $2.6 million in 2004 which is predominantly spent at the RLECs and will be included in their rate bases for rate setting purposes. Capital expenditures in 2005 are expected to be approximately $11 million, most of which will be added to the RLEC rate bases.

On March 18, 2005, a subsidiary of the Company, Central Telcom Services, LLC, closed on an agreement with Precis Communications, LLC, to acquire a cable television assets for a purchase price of $3.5 million of which $2.2 million was financed with secured bank debt.

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

Subsequent to the spin-off by Lynch Corporation, the Board of Directors of Lynch Interactive Corporation authorized the purchase of up to 100,000 shares of common stock. Through March 31, 2005, 72,700 shares had been purchased at an average cost of $32.26 per share.

President Bush's proposed Budget for Fiscal Year 2006 establishes the process and terms to implement the dissolution of the Rural Telephone Bank ("RTB").
Under RTB's By-Laws, on dissolution, the holders of its Class B and Class C stock would be paid the par value of their stock. As of March 31, 2005, the total par value of RTB Class B and Class C stock at the Company's subsidiaries was $11.3 million. The net book value and tax basis of this stock, at that date, was $1.1 million. The dissolution of the RTB and payments to the stockholders is subject to numerous approvals and actions, including Congressional approval of President Bush's proposed Budget for Fiscal Year 2006 and actions by RTB's Board of Directors. Therefore, the Company cannot predict whether, or when, such payments will actually be made to the Company's subsidiaries.

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

Contingencies
-------------

Taylor  Litigation.   ---------------------------------------   Interactive  and
several other parties, including Interactive's CEO, and Fortunet Communications, L.P., which was Sunshine PCS Corporation's predecessor-in-interest, have been named as defendants in a lawsuit brought by Taylor under the so-called qui tam provisions of the federal False Claims Act in the United States District Court for the District of Columbia. The complaint was filed under seal with the court in February 2001. At the initiative of one of the defendants, the seal was lifted in January 2002. Under the False Claims Act, a private plaintiff called a relator may file a civil action on the U.S. government's behalf against another party for violation of the statute. In return, the relator receives a statutory bounty from the government's litigation proceeds if he is successful.

The main allegation in the case is that the defendants participated in the creation of "sham" bidding entities that allegedly defrauded the federal Treasury by improperly participating in certain FCC spectrum auctions restricted to small businesses, as well as obtaining bidding credits in other spectrum auctions allocated to "small" and "very small" businesses. While the complaint seeks to recover an unspecified amount of damages, which would be subject to mandatory trebling under the statute, a report prepared for the relator in February 2005 alleges damages of approximately $91 million in respect of bidding credits, approximately $70 million in respect of government loans and approximately $206 million in respect of subsequent sales of licenses, in each case prior to trebling.

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

Interactive was formally served with the complaint in July 2002. In September 2002, the defendants filed two motions with the United States District Court for the District of Columbia: a motion to dismiss the lawsuit and a motion to transfer the action to the Southern District of New York. In September 2003, the Court granted our motion to transfer the action. A scheduling conference was held in February 2004, at which time the judge approved a scheduling order and discovery commenced. In July 2004, the judge denied in part and granted in part our motion to dismiss. Interactive and its subsidiaries remain parties to the litigation.

In December 2004, the defendants filed a motion in the United States District Court for the District of Columbia to compel the FCC to provide certain information subpoenaed by defendants in order to enable them to conduct their defense. This motion was denied in May 2005 and defendants are considering appropriate responses. The preparation and filing of dispositive motions is expected to begin shortly.

See also "H. Litigation - History of Lynch's C-Block Activities" above for a history of our involvement in Auction 5.

Other  Litigation.
-----------------
In addition to the litigation described above, Interactive is a party to routine litigation incidental to its business. Based on information currently available, Interactive believes that none of this ordinary routine litigation, either individually or in the aggregate, will have a material effect on its financial condition and results of operations.

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

Interactive's business development strategy is to expand its existing operations through internal growth and acquisition. From 1989 through 2001, the Company has acquired fourteen telephone companies. Significant judgments and estimates are required to allocate the purchase price of acquisitions to the fair value of tangible assets acquired and identifiable intangible assets and liabilities assumed. Any excess purchase price over the above fair values is allocated to goodwill. Additional judgments and estimates are required to determine if identified intangible assets have finite or indefinite lives.

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

In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN47"), which clarifies that conditional asset retirement obligations are within the scope of SFAS No. 143, "Accounting for Asset Retirement Obligations." FIN 47 requires the Company to recognize a liability for the fair value of conditional asset retirement obligations if the fair value of the liability can be reasonably estimated. The Company does not believe that the adoption of FIN 47 will have a material impact on its financial statements.

ITEM 3.   QUANTITATIVE   AND   QUALITATIVE    DISCLOSURE   ABOUT   MARKET   RISK
          ------------------------------------------------------------------

The Company is exposed to market risks relating to changes in the general level of U.S. interest rates. Changes in interest rates affect the amount of interest earned on the Company's cash equivalents and short-term investments (approximately $29.7 million at March 31, 2005 and $27.2 million at December 31,
2004). The majority of the Company's debt is fixed rate and the Company generally finances the acquisition of long-term assets by borrowing on a fixed long-term basis. The Company does not use derivative financial instruments for trading or speculative purposes. Management does not foresee any significant changes in the strategies used to manage interest rate risk in the near future, although the strategies may be reevaluated as market conditions dictate. As of March 31, 2005, the fair value of debt was approximately equal to its carrying value.

At March 31, 2005 and December 31, 2004, approximately $68.9 million and $67.2 million, respectively, or 40% and 39% of Interactive's long-term debt and notes payable bears interest at variable rates. Accordingly, the Company's earnings and cash flows are affected by changes in interest rates. Assuming the current level of borrowings for variable rate debt and assuming a one percentage point change in the 2005 average interest rate under these borrowings, it is estimated that Interactive's interest expense in the first quarter of 2005 would have changed by approximately $0.2 million. In the event of an adverse change in interest rates, management would likely take actions to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, no such actions are assumed. As of March 31, 2005, if the Company were to convert a significant portion of its variable interest rate debt into fixed interest rates, such conversion could have increased interest expense for the three month period by $0.5 million assuming that variable rates remain constant. Further, such analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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



PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Taylor Litigation. Interactive and several other parties, including Interactive's CEO, and Fortunet Communications, L.P., which was Sunshine PCS Corporation's predecessor-in-interest, have been named as defendants in a lawsuit originally brought by Taylor under the so-called qui tam provisions of the federal False Claims Act in the United States District Court for the
District of Columbia. The complaint was filed under seal with the court in February 2001. At the initiative of one of the defendants, the seal was lifted in January 2002. Under the False Claims Act, a private plaintiff called a relator may file a civil action on the U.S. government's behalf against another party for violation of the statute. In return, the relator receives a statutory bounty from the government's litigation proceeds if he is successful. The main allegation in the case is that the defendants participated in the creation of "sham" bidding entities that allegedly defrauded the federal Treasury by improperly participating in certain FCC spectrum auctions restricted to small businesses, as well as obtaining bidding credits in other spectrum auctions allocated to "small" and "very small" businesses. While the complaint seeks to recover an unspecified amount of damages, which would be subject to mandatory trebling under the statute, a report prepared for the relator in February 2005 alleges damages of approximately $91 million in respect of bidding credits, approximately $70 million in respect of government loans and approximately $206 million in respect of subsequent sales of licenses, in each case prior to trebling.

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

Interactive was formally served with the complaint in July 2002. In September 2002, the defendants filed two motions with the United States District Court for the District of Columbia: a motion to dismiss the lawsuit and a motion to transfer the action to the Southern District of New York. In September 2003, the Court granted our motion to transfer the action. A scheduling conference was held in February 2004, at which time the judge approved a scheduling order and discovery commenced. In July 2004, the judge denied in part and granted in part our motion to dismiss. Interactive and its subsidiaries remain parties to the litigation.

In December 2004, the defendants filed a motion in the United States District Court for the District of Columbia to compel the FCC to provide certain information subpoenaed by defendants in order to enable them to conduct their defense. This motion was denied in May 2005 and defendants are considering appropriate responses. The preparation and filing of dispositive motions is expected to begin shortly. See "History of Lynch's "C" Block Activities" below.


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

On June 8, 1998, Fortunet elected to apply its eligible credits relating to its original down payment to the purchase of three licenses for 15 MHz of PCS spectrum in Tallahassee, Panama City and Ocala, Florida. Consistent with an FCC promulgated disaggregation alternative, Fortunet surrendered all the remaining licenses and forfeited 30% of its original down payment in full satisfaction of its government obligations, including forgiveness of all accrued interest. Accordingly, Fortunet retained 15 MHz of spectrum in the three Florida markets covering a population of approximately 962,000 at a net auction cost of $15.8 million. As a result of this FCC process, disaggregation resulted in a reduction of the bidding credits to $5.3 million. Fortunet also lost $6.0 million of its down payment. As a result of this decision, during 1997, Interactive recorded a $7.0 million write down of its investment in Fortunet. A lawyer who worked on many applications for FCC licenses, Taylor (the relator in this case) is doubtless aware of the details of these FCC initiated alternatives for the "C" Block, as presumably are his law firms.

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

Item 2. Issuer Purchases of Equity Securities


                                                                                          Maximum Number of (or
                                                                                           Approximate Dollar
                                                                    Total Number of        Value) of Shares that
                           Total Number of                          Shares Purchased as    May Yet Be Purchased
                              Shares (or      Average Price Paid     Part of Publicly      Under the Plans or
    Period                Units) Purchased    per Share (or Unit)   Announced Plans or
                                                                         Programs(1)
    ------                 --------------    -------------------   -------------------     ----------------------
1/1/05 to 1/31/05            5,700                   31.53                  5,700                  27,300

2/1/05 to 2/28/05               --                     --                     --                   27,300

3/1/05 to 3/31/05               --                     --                     --                   27,300
                             ------                  ------                 ------

Total ...........            5,700                   31.53                  5,700
                             ======                  ======                 ======

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

(b)  Reports on Form 8-K during the  quarter  reported  on:

     - Current Report on Form 8-K filed January 19, 2005, under Item 5.02 announcing the election of Lawrence R. Moats to the Board of Directors.
     - Current Report on Form 8-K filed March 1, 2005, under Item 8 reporting on the results of FCC Auction 58.
     - Current Report on Form 8-K filed March 11, 2005, under Item 8 reporting the issuance of a press release to consider Going Dark.
     - Current Report on Form 8-K filed March 22, 2005, under Item 8 reporting the issuance of a press release regarding the acquisition of a cable system in Utah and to provide additional information on Going Dark.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   LYNCH INTERACTIVE CORPORATION
                                                   (Registrant)

                                                   /s/ Robert E. Dolan
                                                       Robert E. Dolan
                                                       Chief Financial Officer

     May 16, 2005