Form 10-Q
period 2005-06-30
LYNCH INTERACTIVE CORP
filed 2005-08-15
CIK 1088771

================================================================================

                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q
                                   ---------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005
                               -------------

                                       or

[ ]    TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OF 15(d) OF THE  SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).Yes / / No /X/

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practical date.

               Class                            Outstanding at July 31, 2005
               -----                            ----------------------------
Common Stock, $.0001 par value                          2,752,251

================================================================================

                                      INDEX
                                      -----

                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES
                 ----------------------------------------------

PART I.   FINANCIAL INFORMATION


Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets:
          -          June 30, 2005
          -          December 31, 2004
          -          June 30, 2004

          Condensed Consolidated Statements of Operations:
          -          Three and six months ended June 30, 2005 and 2004

          Consolidated Statements of Shareholders' Equity

          Condensed Consolidated Statements of Cash Flows:
          -          Six months ended June 30, 2005 and 2004

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


SIGNATURE

CERTIFICATIONS

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                              JUNE 30,    DECEMBER 31,        JUNE 30,
                                                               2005         2004               2004
                                                           -----------    -----------    --------------
                                                           (Unaudited)     (Audited)       (Unaudited)

ASSETS

Current assets:
  Cash and cash equivalents                                $  27,741      $  27,214      $  25,932
  Receivables, less allowances of $245, $260 and $291,
     respectively                                              8,340          8,225          8,456
  Material and supplies                                        2,647          2,314          3,240
  Prepaid expenses and other current assets                      993          1,685          3,011
                                                           ---------------------------------------
Total current assets                                          39,721         39,438         40,639

Property, plant and equipment:
  Land                                                           983            983          1,111
  Buildings and improvements                                  17,757         17,640         17,555
  Machinery and equipment                                    221,692        216,429        214,409
                                                           ---------------------------------------
                                                             240,432        235,052        233,075
  Accumulated depreciation                                  (123,098)      (114,724)      (111,672)
                                                           ---------------------------------------
                                                             117,334        120,328        121,403

Excess of cost over fair value of net assets
 acquired, net (goodwill)                                     60,501         60,042         60,580
Other intangibles                                             10,690         10,026         10,953
Investments in and advances to affiliated entities            11,003         12,340         10,523
Other assets                                                  15,518         14,906         13,427
                                                           ---------------------------------------

Total assets                                               $ 254,767      $ 257,080      $ 257,525
                                                           =======================================


See accompanying Notes to Condensed Consolidated Financial Statements.

                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                                           June 30,     December 31,      June 30,
                                                                             2005          2004             2004
                                                                         ------------------------------------------
                                                                         (Unaudited)    (Audited)      (Unaudited)


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable to banks                                                   $   8,419      $   4,793      $   6,450
  Trade accounts payable                                                       2,874          4,326          3,606
  Accrued interest payable                                                       847            825            757
  Accrued liabilities                                                         12,968         11,238          9,952
  Current maturities of long-term debt                                        25,068         14,364         13,959
                                                                           ---------------------------------------
     Total current liabilities                                                50,176         35,546         34,724

Long-term debt                                                               138,660        154,602        160,721
Deferred income taxes                                                         15,872         17,549         15,930
Other liabilities                                                              3,463          3,268          2,962
                                                                           ---------------------------------------
   Total liabilities                                                         208,171        210,965        214,337

Minority interests                                                            11,250         11,543         10,784

Commitments and contingencies

Shareholders' equity
  Common stock, $0.0001 par value-10,000,000
     shares authorized; 2,824,766 issued;
    2,752,251, 2,757,951 and 2,771,751 outstanding                                --             --             --
  Additional paid-in capital                                                  21,406         21,406         21,406
  Retained earnings                                                           14,643         13,735         11,256
  Accumulated other comprehensive income                                       1,633          1,588          1,453
  Treasury stock, 72,515, 66,815 and 53,015
    shares, at cost                                                           (2,336)        (2,157)        (1,711)
                                                                           ---------------------------------------
                                                                              35,346         34,572         32,404
                                                                           ---------------------------------------

Total liabilities and shareholders' equity                                 $ 254,767      $ 257,080      $ 257,525
                                                                           =======================================

See accompanying Notes to Condensed Consolidated Financial Statements.

                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except per share data)


                                                            THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                 JUNE 30,                      JUNE 30,
                                                          --------------------------------------------------
                                                            2005          2004          2005          2004
                                                          --------------------------------------------------

Revenues                                                  $ 22,471      $ 21,087      $ 44,089      $ 42,511


Costs and expenses:
Cost of revenue, excluding depreciation                      8,095         7,407        15,746        14,610
General and administrative costs at operations               3,343         3,253         6,766         6,392
Corporate office expenses                                    2,742         2,273         4,834         3,246
Depreciation and amortization                                5,346         4,927        10,541        10,148
                                                         --------------------------------------------------
    Total Expense                                           19,526        17,860        37,887        34,396
                                                         --------------------------------------------------
Operating profit                                             2,945         3,227         6,202         8,115


Other income (expense):
   Investment income                                           191            82           984           810
   Interest expense                                         (2,950)       (2,851)       (5,772)       (5,670)
   Equity in earnings of affiliated companies                  841           886         1,552         1,598
                                                         --------------------------------------------------
                                                            (1,918)       (1,883)       (3,236)       (3,262)
                                                         --------------------------------------------------
Income before income taxes and minority interests            1,027         1,344         2,966         4,853

Provision for income taxes                                    (330)         (473)       (1,097)       (1,922)
Minority interests                                            (484)         (487)         (961)         (944)
                                                         --------------------------------------------------
Net income                                                $    213      $    384      $    908      $  1,987
                                                         ===================================================

Basic and diluted weighted average shares outstanding        2,752         2,774         2,753         2,775

Basic and diluted earnings per share                      $   0.08      $   0.14      $   0.33      $   0.72

See accompanying Notes to Condensed Consolidated Financial Statements.

                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIAIRES
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)
                        (in thousands, except share data)


                                     SHARES OF                                         ACCUMULATED
                                      COMMON                  ADDITIONAL                  OTHER
                                     STOCK OUT-     COMMON      PAID-IN    RETAINED   COMPREHENSIVE   TREASURY
                                     STANDING       STOCK       CAPITAL    EARNINGS       INCOME        STOCK        TOTAL
                                   ----------------------------------------------------------------------------------------

Balance at December 31, 2004       2,757,951      $      0     $ 21,406     $13,735     $ 1,588      $ (2,157)     $34,572
Net income for the period                 --            --           --         908          --            --          908
Unrealized loss on available
  for sale securities, net                --            --           --          --          45            --           45
                                                                                                                   -------
    Comprehensive income                                                                                               953
                                                                                                                   -------
Purchase of Treasury Stock            (5,700)           --           --          --          --          (179)        (179)
                                 -----------------------------------------------------------------------------------------
Balance at June 30, 2005
                                   2,752,251      $      0     $ 21,406     $14,643     $ 1,633      $ (2,336)     $35,346
                                 =========================================================================================


See accompanying Notes to Condensed Consolidated Financial Statements.

                          LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Unaudited) (in thousands)


                                                                             SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                          -----------------------
                                                                              2005         2004
                                                                          ----------    ---------

OPERATING ACTIVITIES:
Net Income                                                                $    908      $  1,987
Adjustments   to  reconcile  net  income  to  net  cash  provided
by  operating activities:

   Depreciation and amortization                                            10,541        10,148
   Equity in earnings of affiliated companies                               (1,552)       (1,598)
   Distributions received from affiliated companies                          2,973           879
   Minority interests                                                          961           944
   Changes in operating assets and liabilities:
        Receivables                                                              5          (226)
        Accounts payable and accrued liabilities                            (1,835)         (368)
   Other                                                                      (286)       (2,112)
                                                                          -----------------------
Net cash provided by operating activities                                   11,715         9,654
                                                                          ----------------------

INVESTING ACTIVITIES:
Capital expenditures                                                        (4,205)       (6,307)
Acquisition of business                                                     (3,594)       (4,877)
Acquisition of spectrum                                                       (500)         --
Investment in and advances to affiliated entities                              (62)          (63)
Other                                                                          217          (367)
                                                                          ----------------------
Net cash used in investing activities                                       (8,144)      (11,614)
                                                                          ----------------------

FINANCING ACTIVITIES:
Issuance of long term debt                                                   2,412         5,599
Repayments of long term debt                                                (7,650)       (6,702)
Net proceeds on lines of credit                                              3,626         2,994
Purchase of treasury stock                                                    (179)         (237)
Distributions to partners                                                   (1,253)         (318)
                                                                          ----------------------
Net cash provided by (used in) financing activities                         (3,044)        1,336
                                                                          ----------------------
Net increase (decrease) in cash and cash equivalents                           527          (624)
Cash and cash equivalents at beginning of period                            27,214        26,556
                                                                          ----------------------
Cash and cash equivalents at end of period                                $ 27,741      $ 25,932
                                                                          ======================

Cash paid for:
  Interest expense                                                        $  5,669      $  5,509
                                                                          ======================
  Income taxes                                                            $  1,353      $  1,703
                                                                          ======================

See accompanying Notes to Condensed Consolidated Financial Statements.

LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A. BASIS OF PRESENTATION

Lynch Interactive Corporation ("Interactive" or the "Company") consolidates the operating results of its subsidiaries (81%-100% owned at June 30, 2005, December 31, 2004 and June 30, 2004). All material intercompany transactions and balances have been eliminated. Investments in affiliates in which the Company does not have a majority voting control, but has the ability to significantly influence management decisions, are accounted for in accordance with the equity method. The Company accounts for the following affiliated companies on the equity basis of accounting: Coronet Communications Company (20% owned at June 30, 2005, December 31, 2004 and June 30, 2004), Capital Communications Company, Inc. (49% owned at June 30, 2005, December 31, 2004 and June 30, 2004; in addition, Interactive owns a convertible preferred stock which, if converted, would increase its ownership in Capital Communications to 50%), two cellular partnership operations in New Mexico (both 33% owned at June 30, 2005, December 31, 2004 and June 30, 2004), KMG Holdings Group (37% owned since May 2004) and telecommunications operations in North Dakota, Iowa and New York (5% to 14% owned).

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Articles 10 and 11 of Regulation S-X. Accordingly, they are not audited and do not include all of the information and footnotes required for complete financial statements. The consolidated financial statements and footnotes included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2004. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform to current period presentation.

B. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2004, the Emerging Issues Task Force ("EITF") issued EITF No. 03-01, "The Meaning Of Other-Than-Temporary Impairment And Its Application To Certain Investments". EITF 03-01 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. The provisions of EITF 03-01 were initially effective for reporting periods beginning after June 15, 2004, while the disclosure requirements for debt and equity securities accounted for under SFAS 115, "Accounting For Certain Investments In Debt And Equity Securities", are effective for annual periods ending after December 15, 2003. In September 2004, the FASB delayed the effective date for the measurement and recognition guidance of EITF 03-01. The Company will evaluate the effect of adopting the recognition and measurement guidance when the final consensus is reached.

In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections". SFAS 154 eliminates the requirement in APB Opinion No. 20, "Accounting Changes", to include the cumulative effect of changes in accounting principle in the income statement in the period of change. Instead, to enhance the comparability of prior period financial statements, SFAS 154 requires that changes in accounting principle be retrospectively applied. Under the retrospective application, the new accounting principle is applied as of the beginning of the first period presented as if that principle had always been used. Adoption of SFAS 154 is required for accounting changes and corrections of errors made in the fiscal year beginning after December 15, 2005.

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

In December 2004, the FASB issued SFAS No.123(R), "Share-Based Payment", which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No.25. SFAS No.123(R) will be effective in the first quarter of 2006. The Company does not believe that the adoption of SFAS No.123(R) will have a material impact on its consolidated financial statements.

In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"), which clarifies that conditional asset retirement obligations are within the scope of SFAS No. 143, "Accounting for Asset Retirement Obligations." FIN 47 requires the Company to recognize a liability for the fair value of conditional asset retirement obligations if the fair value of the liability can be reasonably estimated. The Company does not believe that the adoption of FIN 47 will have a material impact on its financial statements.

C. ACQUISITIONS AND DISPOSITIONS

In March 2004, the Company signed an agreement to acquire California-Oregon Telecommunications Company ("Cal-Ore") located in Dorris, California. Cal-Ore's subsidiary Cal-Ore Telephone Company is the incumbent service provider for a rural area of about 850 square miles along the Northern California border with Oregon with approximately 2,500 access lines. Cal-Ore's other businesses include an Internet service provider, a Competitive Local Exchange Carrier("CLEC") that is planning to provide services in the surrounding area and interests in certain cellular partnerships. The acquisition price is $21.2 million, subject to certain closing adjustments. On May 5, 2005, the California Public Utilities Commission approved the transaction subject to various conditions. The Company expects the acquisition to close in the third quarter of 2005.

In February 2005, Lynch 3G participated in Auction 58 for PCS Spectrum and was high bidder for two licenses, Marquette, MI and Klamath Falls, OR, for a total cost of $0.5 million.

On March 18, 2005, a subsidiary of the Company, Central Telcom Services, LLC, closed on an agreement with Precis Communications, LLC, to acquire its cable television assets for a purchase price of $3.5 million. The system has 2,411 cable subscribers located in Sanpete and Sevier Counties, Utah. The preliminary allocation of the purchase price included $0.4 million of goodwill and $0.4 million for subscriber lists and other intangible assets.

On July 29, 2005, a subsidiary of the Company closed on the sale of approximately 62% of the Company's security business accounts to an investment group for approximately $2.75 million, net of holdbacks and fees. The proceeds will be used to retire debt.

D. INVESTMENTS IN AFFILIATED COMPANIES

Interactive has equity investments in both broadcasting and telecommunications companies.

Summarized financial information for broadcasting companies accounted for by the equity method as of and for the three and six months ended June 30, 2005 and 2004 and as of December 31, 2004, is as follows:


                                                            BROADCASTING COMBINED
                                                     ----------------------------------------
                                                       JUNE 30,   DECEMBER 31,      JUNE 30,
                                                        2005         2004            2004
                                                     ----------------------------------------
                                                                 (in thousands)

Current assets                                       $  4,183      $  6,896      $  5,163
Property, plant & equipment, intangibles & other       10,463         9,558         8,749
                                                     ------------------------------------

Total Assets                                         $ 14,646      $ 16,454      $ 13,912
                                                     ====================================






Current liabilities                                  $  2,256      $  3,383      $  2,400
Long term liabilities                                  16,231        16,751        15,756
Equity                                                 (3,841)       (3,680)       (4,244)
                                                     ------------------------------------

Total liabilities & equity                           $ 14,646      $ 16,454      $ 13,912
                                                     ====================================
THREE MONTHS ENDED
Revenues                                             $  2,972                    $  3,204
Gross profit                                              807                       1,062
Net income (loss)                                         (72)                        328
SIX MONTHS ENDED
Revenues                                             $  6,028                    $  6,694
Gross profit                                            1,557                       2,318
Net income (loss)                                        (171)                        682


A wholly owned subsidiary of the Company has a 20% investment in Coronet Communications Company ("Coronet"), which operates television station WHBF-TV, a CBS affiliate in Rock Island, Illinois. A second wholly owned subsidiary of the Company has a 49% investment in Capital Communications Company, Inc. ("Capital"), which operates television station WOI-TV, an ABC affiliate in Des Moines, Iowa. At June 30, 2005, December 31, 2004 and June 30, 2004, the investment in Coronet was carried at a negative $0.6 million, $0.6 million and $0.7 million, respectively, due to the subsidiary's guarantee of $3.8 million of Coronet's third party debt. The guarantee is in effect for the duration of the loan which expires on December 31, 2005 and would be payable if the equity investee fails to make such payment in accordance with the terms of the loan. Long-term debt of Coronet, at June 30, 2005, totaled $9.2 million payable quarterly through December 31, 2005 to a third party lender.

At June 30, 2005, December 31, 2004 and June 30, 2004, the investment in Capital is carried at zero as its share of net losses recognized to date have exceeded its net investment and the Company has no further commitment to Capital. The Company's shares in Capital have been pledged as security for Capital's long term debt.

Summarized financial information for telecommunications companies which includes the cellular telephone providers, spectrum license holders, and other telecommunication operations accounted for by the equity method as of and for the three and six months ended June 30, 2005 and 2004 and as of December 31, 2004 is as follows (in thousands):


                                                        TELECOMMUNICATIONS COMBINED
                                                     --------------------------------
                                                     JUNE 30,  DECEMBER 31,  JUNE 30,
                                                       2005       2004         2004
                                                     -------------------------------
                                                             (in thousands)

Current assets                                       $33,256     $36,080     $31,064
Property, plant & equipment, intangibles & other      34,900      33,087      26,350
                                                     -------------------------------

Total Assets                                         $68,156     $69,167     $57,414
                                                     ===============================

Current liabilities                                  $22,941     $22,745     $22,107
Long term liabilities                                  6,002       5,900       8,223
Equity                                                39,213      40,522      27,084
                                                     -------------------------------

Total liabilities & equity                           $68,156     $69,167     $57,414
                                                     ===============================
THREE MONTHS ENDED
Revenues                                             $15,229                 $14,443
Gross profit                                           6,920                   6,567
Net income                                             4,005                   4,357







SIX MONTHS ENDED
Revenues                                             $29,998                 $26,749
Gross profit                                          13,406                  12,042
Net income                                             7,645                   7,652


Interactive owns a one-third interest in two cellular telephone providers in New
Mexico: New Mexico RSA 3 and RSA 5. The Company's net investment in these partnerships was $4.9 million, $6.5 million and $5.5 million at June 30, 2005, December 31, 2004 and June 30, 2004, respectively and included in Investment in and advances to affiliated entities.

E.          INDEBTEDNESS

In June 2005, Interactive closed on a new $10 million unsecured revolving credit facility, at 1.5% over prime, expiring in 2008, replacing the previous short-term line of credit facility. Borrowings under this and the previous facility, included in Notes payable to banks, were $4.3 million, $1.1 million and $2.6 million at June 30, 2005, December 31, 2004 and June 30, 2004, respectively.

Long-term debt consists of (all interest rates are at June 30, 2005) (in thousands):


                                                              JUNE 30,     DECEMBER 31,        JUNE 30,
                                                                2005           2004               2004
                                                            --------------------------------------------

Rural  Electrification  Administration  ("REA") and
Rural Telephone Bank ("RTB")notes payable due
quarterly through 2027 at fixed interest rates ranging
from 2% to 7.5%. (5.1% weighted average, secured
by assets  of the  telephone companies with a net book         $55,211       $ 57,129          $ 58,787
value of $150 million)

Bank Credit  facilities  utilized by certain  telephone
and  telephone  holding companies due from 2005 to
2016, $8.3 million at fixed interest rates averaging
8.3% and $60.0 million at variable  interest rates              68,347         70,402            74,548
averaging 5.3%.

Unsecured notes issued in connection with
acquisitions through 2008, at fixed interest rates              38,419         38,983            38,889
averaging 9.5%

Other                                                            1,751          2,452             2,456
                                                             ------------------------------------------
                                                               163,728        168,966           174,680
Current maturities                                             (25,068)       (14,364)          (13,959)
                                                             ------------------------------------------
                                                             $ 138,660       $154,602          $160,721
                                                             ==========================================


In March 2005, in conjunction with the acquisition of cable assets in Utah, a subsidiary of the Company borrowed $2.2 million from a bank at variable interest rates included in Bank Credit facilities above.

In general, the long-term debt facilities are secured by substantially all of the Company's property, plant and equipment, receivables and common stock of certain subsidiaries and contain certain covenants restricting distributions to Lynch Interactive. At June 30, 2005, the Company is in compliance with all covenants. At June 30, 2005, December 31, 2004 and June 30, 2004, substantially all the subsidiaries' net assets are restricted from distribution to Lynch Interactive.

F. COMPREHENSIVE INCOME

Other comprehensive income, net of tax, which consists of unrealized gains (losses) on available for sale securities, as of June 30, 2005 and 2004 are as follows (in thousands):


                                                   THREE MONTHS ENDED          SIX MONTHS ENDED
                                                         JUNE 30,                   JUNE 30,
                                                 ----------------------------------------------
                                                    2005        2004         2005        2004
                                                 ----------------------------------------------

              Net income                         $   213      $   384      $   908      $ 1,987
              Unrealized gains                       209          305           69        1,166
              Tax effect                             (71)        (104)         (24)        (399)
                                                 ----------------------------------------------
              Net other comprehensive income         138          201           45          767
                                                 ----------------------------------------------
              Comprehensive income               $   351      $   585      $   953      $ 2,754
                                                 ==============================================


G. TREASURY STOCK PURCHASES

In January 2005, the Company purchased 5,700 shares of its common stock for treasury at an average investment of $31.53 per share. The Company has made no additional share repurchases since January.

H. LITIGATION

TAYLOR LITIGATION.
Interactive and several other parties, including Interactive's CEO, and Fortunet Communications, L.P., which was Sunshine PCS Corporation's predecessor-in-interest, have been named as defendants in a lawsuit originally brought by Rufus C. Taylor, III ("Taylor" or the " relator") under the so-called qui tam provisions of the federal False Claims Act in the United States District Court for the District of Columbia. The complaint was filed under seal with the court in February 2001. At the initiative of one of the defendants, the seal was lifted in January 2002. Under the False Claims Act, a private plaintiff called a relator may file a civil action on the U.S. government's behalf against another party for violation of the statute. In return, the relator receives a statutory bounty from the government's litigation proceeds if he is successful.

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

In December 2004, the defendants filed a motion in the United States District Court for the District of Columbia to compel the FCC to provide certain information subpoenaed by defendants in order to enable them to conduct their defense. This motion was denied in May 2005 and defendants have filed a notice of appeal with the U. S. Court of Appeals for the D.C. Circuit. Discovery is substantially complete and the preparation and filing of dispositive motions has begun. See "History of Lynch's "C" Block Activities" below.

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

I. MCI/WORLDCOM RECOVERY

During 2002, the Company wrote off substantially all receivables associated with MCI/WorldCom ("MCI"), which had filed for protection under bankruptcy laws. In the second quarter of 2005, certain of the Company's subsidiaries received cash and stock in MCI, Inc. valued at less than $0.1 million which has been recorded in income as a reduction to General and Administrative Costs at Operations. In addition, the Company expects to receive $0.2 million in cash and stock that will be recorded in income when such cash and stock is received.

J. RELATED PARTY TRANSACTIONS

Expenditures for fees that the Company is incurring with regard to the False Claims Act litigation are based on allocations among defendants, and are subject to negotiation. It is expected that the final allocation may be adjusted subject to final conclusion of the litigation.

At June 30, 2005, December 31, 2004, and June 30, 2004, assets of $20.8 million, $15.2 million and $14.1 million, which are classified as cash and cash equivalents, are invested in United States Treasury money market funds for which affiliates of the Company's CEO serve as investment managers to the respective funds.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read together with the Consolidated Financial Statements of Interactive and the notes thereto included elsewhere in this Quarterly Report.

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

         o TELECOMMUNICATION BANKRUPTCIES- Interactive's telephone companies have significant, normal course of business receivables from interexchange carriers, such as MCI or Global Crossings who filed for bankruptcy and, as a result, have been written-off. Additional bankruptcies could have a significant effect on our financial condition. The Company has recovered settlements from MCI of less than $0.1 million through June 30, 2005 and expects to recover an additional $0.2 million in the third quarter of 2005.

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

         o Long Distance revenues are only retained by the Company if it is providing the long distance service to the end user customer as the toll provider. For unaffiliated Interexchange Carriers ("IXCs") who contract with Interactive for billing services, the Company provides billing services and receives an administrative handling fee.

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

            o Intrastate revenue and operating income at our Michigan telephone company will be substantially reduced in the future due to a state requirement to expand the local calling area. The Company has filed with the state commission to recover a portion of the revenue deficiency by increasing local access rates, however, there is no assurance that it will be successful.

SECOND QUARTER ENDED JUNE 30, 2005 COMPARED TO 2004
The following is a breakdown of revenues and operating costs and expenses (in thousands):


                                            Three months ended June 30,  Increase
                                             2005         2004          (Decrease)
                                            ---------------------------------------
                                                (Unaudited)

Revenues:
Local access                                $ 2,986     $ 3,058         $   (72)
Interstate access                            10,237       9,272             965
Intrastate access                             3,478       3,693            (215)
Other business                                5,770       5,064             706
                                            ---------------------------------------
  Total                                      22,471      21,087           1,384
                                            ---------------------------------------

Operating Cost and Expense:
Cost of revenue, excluding depreciation       8,095       7,407             688
General and administrative costs at
  operations                                  3,343       3,253              90
Corporate office expenses                     2,742       2,273             469
Depreciation and amortization                 5,346       4,927             419
                                            ---------------------------------------
  Total                                      19,526      17,860           1,666
                                            ---------------------------------------
  Operating profit                          $ 2,945     $ 3,227         $  (282)
                                            =======================================


Total revenues in the 2005 second quarter increased $1.4 million, 6.6%, to $22.5 million compared to $21.1 million in 2004. Local access revenue decreased by $72 resulting from a 3.6% decrease in access lines partially offset by the sale of additional features. The decrease in access lines is due to the increase in cell phone usage and reduction in second lines as customers switch from dial-up internet service to DSL. Interstate access revenue increased $1.0 million in 2005 primarily due to infrastructure development undertaken in 2002 and 2003, which entitled the Company to increased network access and USF support primarily at the Haviland Telephone Company in Kansas, and to a lesser extent, the effects of 2005 investments resulted in increased network access revenue at our Michigan telephone company. Intrastate network access revenue decreased $0.2 million due to a loss of toll revenue for dial-up access to the internet at our Michigan telephone company, the gradual phase-out of a New York pool for small carriers, and a reduction of minutes of use at several of our companies. Other business revenues increased $0.7 million due to increased DSL penetration, and revenues from a small cable company in Utah that the Company acquired in February 2004 as well as a larger acquisition of cable television assets that was completed in March 2005.

Total costs and expenses increased by $1.7 million to $19.5 million in the second quarter of 2005. Costs of revenue increased $0.7 million, or 9.3%, due to additional operating costs related to the infrastructure development in Haviland and costs generated by the cable television operations acquired in February 2004 and March 2005. General and administrative costs incurred at the operations increased $0.1 million primarily due to increased property taxes due to the Haviland infrastructure development. Corporate office expenses increased $0.5 million resulting from $1.6 million of legal costs incurred defending the False Claims Act litigation in 2005 compared to $0.8 million in 2004. In addition, in

2005 the Company incurred legal and consulting costs in conjunction with a shareholder proposal to deregister as a public company. Depreciation and amortization increased $0.4 million primarily due to a 2004 regulatory adjustment.

As a result of the above, operating profit in the second quarter of 2005 decreased by $0.3 million to $2.9 million compared to 2004.

ADJUSTED OPERATING PROFIT

Adjusted operating profit is used by our management as a supplemental financial measure to evaluate the operating performance of our business that, when viewed with our GAAP results and the accompanying reconciliations, we believe provides a more complete understanding of factors and trends affecting our business than the GAAP results alone. We also regularly communicate our adjusted operating profit to the public through our earnings releases because it is the financial measure commonly used by analysts that cover the telecommunications industry and our investor base to evaluate our operating performance. In addition, we routinely use adjusted operating profit as a metric for valuing potential acquisitions. We understand that analysts and investors regularly rely on non-GAAP financial measures, such as adjusted operating profit, to provide a financial measure by which to compare a company's assessment of its operating performance against that of other companies in the same industry. This non-GAAP financial measure is helpful in more clearly reflecting the sales of our products and services, as well as highlighting trends in our core business that may not otherwise be apparent when relying solely on GAAP financial measures, because this non-GAAP financial measure eliminates from earnings financial items that have less bearing on our performance.

Interactive's management believes strongly in growing intrinsic value as a long-term prescription for managing an enterprises health. Our local management teams run their respective businesses as stand-alone, entrepreneurial units. We believe that adjusted operating profit is the clearest indicator of the cash flow generating ability and long-term health of such units. We value potential acquisitions on the same basis.

The term "adjusted operating profit" as used in this Form 10-Q refers to, for any period, net income (loss) before all components of "Other income (expense)" (consisting of investment income, interest expense, equity in earnings of affiliates, gains and losses on disposition of or impairment of assets), income taxes, depreciation, amortization, minority interests and income or loss from discontinued operations.

Set forth below are descriptions of the financial items that have been excluded from net income (loss) to calculate adjusted operating profit and the material limitations associated with using this non-GAAP financial measure as compared to the use of the most directly comparable GAAP financial measure:

     o The amount of interest expense we incur is significant and reduces the amount of funds otherwise available to use in our business and, therefore, is important for investors to consider. However, management does not consider the amount of interest expense when evaluating our core operating performance.

     o Investment income is considered to be similar to interest expense. Although it is important for investors to consider, management does not consider the amount of investment income when evaluating our core operating performance.

     o Management does not consider income tax expense when considering the profitability of our core operations. Nevertheless, the amount of taxes we are required to pay reduces the amount of funds otherwise available for use in our business and thus may be useful for an investor to consider.

     o Depreciation and amortization are important for investors to consider, even though they are non-cash charges, because they represent generally the wear and tear on our property, plant and equipment, which produce our revenue. We do not believe these charges are indicative of our core operating performance.

     o Income from equity investments relates to our proportionate share of income or loss from the entities in which we hold minority interests. We do not control these entities and, as such, do not believe the income we receive from such entities is indicative of our core operating performance.

     o Minority interest in (income) loss of subsidiaries relates to our minority investors' proportionate share of income or losses in our non-wholly owned subsidiaries, which generated non-cash charges to our operating results. Operating results attributable to these minority investors' investments do not necessarily result in any actual benefit or detriment to us and, therefore, we believe it would be more helpful for an investor to exclude such items as being more reflective of our core operating performance.

     o Gain or losses on the disposition of assets or impairment of investments may increase or decrease the cash available to us and thus may be important for an investor to consider. We are not in the business of acquiring or disposing of assets and, therefore, the effect of the dispositions of assets may not be comparable from year-to-year. We believe such gains or losses recorded on the disposition of an asset do not reflect the core operating performance of our business.

     o Management compensates for the above-described limitations of using a non-GAAP financial measure by using this non-GAAP financial measure only to supplement our GAAP results to provide a more complete understanding of the factors and trends affecting our business. Adjusted operating profit should not be considered to be a substitute for net income or (loss) as an indicator of the Company's operating performance.

The following table provides the components of Adjusted Operating Profit and reconciles it to net income (in thousands):


                                      Three months ended June 30,  Increase
                                        2005           2004        (Decrease)
                                      ---------------------------------------
                                           (Unaudited)

Adjusted operating profit from:
   Operating units                    $ 11,033      $ 10,427        $    606
   Corporate expense:
      Taylor litigation                  1,607           778             829
      Other                              1,135         1,495            (360)
                                      --------------------------------------
      Total corporate expenses           2,742         2,273             469
                                      --------------------------------------
Adjusted operating profit             $  8,291      $  8,154        $    137
                                      ======================================

Reconciliation to net income:
Adjusted operating profit             $  8,291      $  8,154        $    137
Depreciation and amortization           (5,346)       (4,927)           (419)
Investment income                          191            82             109
Interest expense                        (2,950)       (2,851)            (99)
Equity in income of affiliates             841           886             (45)
Income tax                                (330)         (473)            143
Minority Interests                        (484)         (487)              3
                                      --------------------------------------
Net income                            $    213      $    384        $   (171)
                                      ======================================

OTHER INCOME (EXPENSE)

In 2005, investment income increased by $0.1 million primarily due to an increase in interest rates.

Interest  expense   decreased  $0.1  million  due  primarily  to  lower  average outstanding borrowings partially offset by higher interest rates.

Equity in earnings of affiliates was $0.8 million in 2005 and $0.9 million in 2004 reflecting consistent earnings of the Company's New Mexico cellular investments (RSA 3 and 5) in both periods.

INCOME TAX PROVISION

The income tax provision includes federal, as well as state and local taxes. The tax provision for the second quarter of 2005 and 2004, represent effective tax rates of 45.1% and 44.4% respectively. The difference between these effective rates and the federal statutory rate is principally due to state income taxes, including the effect of earnings attributable to different state jurisdictions.

MINORITY INTERESTS

Minority interests decreased earnings by $0.5 million in both 2005 and 2004 reflecting the consistent earnings of the Company's New Mexico cellular investments.

NET INCOME

Net income in 2005 was $0.2 million, or $0.08 per share (basic and diluted), compared to a net income last year of $0.4 million, or $0.14 per share (basic and diluted). The Company has no dilutive instruments outstanding.

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO 2004
The following is a breakdown of revenues and operating costs and expenses (in thousands):

                                           Six months ended June 30,   Increase
                                             2005         2004        (Decrease)
                                          --------------------------------------
                                               (Unaudited)
Revenues:
Local access                               $ 5,844     $ 5,947          $  (103)
Interstate access                           19,932      18,610            1,322
Intrastate access                            7,175       7,814             (639)
Other business                              11,138      10,140              998
                                           -------------------------------------
  Total                                     44,089      42,511            1,578
                                           -------------------------------------

Operating Cost and Expense:
Cost of revenue, excluding depreciation     15,746      14,610            1,136
General and administrative costs at
  operations                                 6,766       6,392              374
Corporate office expenses                    4,834       3,246            1,588
Depreciation and amortization               10,541      10,148              393
                                           -------------------------------------
  Total                                     37,887      34,396            3,491
                                           -------------------------------------
  Operating profit                         $ 6,202     $ 8,115          $(1,913)
                                           =====================================

Total revenues in the first six months of 2005 increased $1.6 million, or 3.7%, to $44.1 million compared to $42.5 million in 2004. Local access revenue decreased by $0.1 million resulting from a 3.6% decrease in access lines partially offset by the sale of additional features. The decrease in access lines is due to the increase in cell phone usage and reduction in second lines as customers switch from dial-up internet service to DSL. Interstate access revenue increased $1.3 million in 2005 primarily due to infrastructure development undertaken in 2002 and 2003, which entitled the Company to increased network access and USF support primarily at the Haviland Telephone Company in Kansas, and to a lesser extent, the effects of 2005 investments resulted in increased network access revenue at our Michigan telephone company. Intrastate network access revenue decreased $0.6 million due to a loss of toll revenue for dial-up access to the internet at our Michigan telephone company, the gradual phase-out of a New York pool for small carriers, and a reduction of minutes of use at several of our companies. Other business revenues increased $1.0 million due to increased DSL penetration, and revenues from a small cable company in Utah that the Company acquired in February 2004 as well as a larger acquisition of cable television assets that was completed in March 2005.

Total costs and expenses increased by $3.5 million to $37.9 million in the first six months of 2005. Costs of revenue increased $1.1 million, or 7.8%, due to additional operating costs related to the infrastructure development in Haviland and costs generated by the cable television operations acquired in February 2004 and March 2005. General and administrative costs incurred at the operations increased $0.4 million primarily due to professional fees with regard to local area calling in Michigan and increased audit and Sarbanes - Oxley implementation fees. Corporate office expenses increased $1.6 million resulting from $2.8 million of legal costs incurred defending the False Claims Act litigation in 2005 compared to $1.2 million in 2004. In addition, the Company incurred legal and consulting costs in conjunction with a shareholder proposal to deregister as a public company. Depreciation and amortization increased $0.4 million primarily due to a 2004 regulatory adjustment.

As a result of the above, operating profit in 2005 decreased by $1.9 million to $6.2 million compared to 2004.

ADJUSTED OPERATING PROFIT

The following table provides the components of Adjusted Operating Profit and reconciles it to net income (in thousands):


                                         Six months ended June 30,  Increase
                                          2005           2004       (Decrease)
                                        --------------------------------------
                                            (Unaudited)

Adjusted operating profit from:
   Operating units                      $ 21,577      $ 21,509        $     68
   Corporate expense:
      Taylor litigation                    2,808         1,150           1,658
      Other                                2,026         2,096             (70)
                                        --------------------------------------
      Total corporate expenses             4,834         3,246           1,588
                                        --------------------------------------
Adjusted operating profit               $ 16,743      $ 18,263        $ (1,520)
                                        ======================================

Reconciliation to net income:
Adjusted operating profit               $ 16,743      $ 18,263        $ (1,520)
Depreciation and amortization            (10,541)      (10,148)           (393)
Investment income                            984           810             174
Interest expense                          (5,772)       (5,670)           (102)
Equity in income of affiliates             1,552         1,598             (46)
Income tax                                (1,097)       (1,922)            825
Minority Interests                          (961)         (944)            (17)
                                        --------------------------------------
Net income                              $    908      $  1,987        $ (1,079)
                                        ======================================

OTHER INCOME (EXPENSE)

In 2005, investment income increased by $0.2 million primarily due to an increase in CoBank patronage refunds and a $0.1 million retroactive dividend from Iowa Network Services. Such increases were offset by a $0.2 million gain on the sale of an investment in the 2004 period.

Interest  expense   decreased  $0.1  million  due  primarily  to  lower  average outstanding borrowings partially offset by higher interest rates.

Equity  in  earnings  of  affiliates   decreased  slightly  in  2005  reflecting
consistent earnings of the Company's New Mexico cellular investments (RSA 3 and 5) in both periods.

INCOME TAX PROVISION

The income tax provision includes federal, as well as state and local taxes. The tax provision for the first six months of 2005 and 2004, represent effective tax rates of 45.5% and 44.5%, respectively. The difference between these effective rates and the federal statutory rate is principally due to state income taxes, including the effect of earnings attributable to different state jurisdictions.

MINORITY INTERESTS

Minority interests decreased earnings by similar amounts in both 2005 and 2004 reflecting the consistent earnings of the Company's New Mexico cellular investments.

NET INCOME

Net income in 2005 was $0.9 million, or $0.33 per share (basic and diluted), compared to a net income last year of $2.0 million, or $0.72 per share (basic and diluted). The Company has no dilutive instruments outstanding.

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

In June 2005, Interactive closed on a new $10 million unsecured revolving credit facility of which $5.7 million was available at June 30, 2005, at 1.5% over prime, expiring in 2008, replacing the previous short-term line of credit facility. The Company continues to have a need for additional credit facilities, but management believes that it has various alternative means to obtain adequate resources to fund operations over the next twelve months.

The Company's RLECs and other businesses need cash to fund their current operations, as well as future long-term growth initiatives. Each RLEC and other business finances its cash needs with cash generated from operations, by utilizing existing borrowing capacity or by entering into new long-term debt agreements. New business acquisitions are generally financed with a combination of new long-term debt, secured by the acquired assets, as well as cash from the Parent. While management expects that both Parent and the operating subsidiaries will be able to obtain adequate financing resources to enable the Company to meet its obligations, there is no assurance that such can be readily obtained or at reasonable costs. The Company is obligated under long-term debt provisions and lease agreements to make certain cash payments over the term of the agreements. The following table summarizes, as of June 30, 2005 for the periods shown, these contractual obligations and certain other financing commitments from banks and other financial institutions that provide liquidity:


                                                      Payments Due by Period
                                                          (In thousands)

                                                  Less than                               After 5
                                       Total        1 year    1 - 3 years  4 - 5 years     years
                                     -------------------------------------------------------------

Long-term debt (a)                    $163,728     $ 25,068     $ 54,087     $ 35,582     $ 48,991
Operating leases                         1,271          286          455          230          300
Notes payable to banks                   8,419        8,419           --           --           --
Guarantees                               3,750        3,750           --           --           --
                                      --------     --------     --------     --------     --------
Total contractual cash obligations
and commitments                       $177,168     $ 37,523     $ 54,542     $ 35,812     $ 49,291
                                      ========     ========     ========     ========     ========

(a) Does not include interest payments on debt


A subsidiary of the Company has guaranteed $3.8 million of an equity investees' total debt of $9.2 million. The guarantee is in effect for the duration of the loan which expires on December 31, 2005 and would be payable if the equity investee fails to make such payment in accordance with the terms of the loan.

At June 30, 2005, total debt (including notes payable to banks) was $172.1 million, a decrease of $1.7 million from December 31, 2004. At June 30, 2005, there was $102.6 million of fixed interest rate debt outstanding averaging 7.0% and $69.6 million of variable interest rate debt averaging 6.3%. The debt at fixed interest rates includes $38.1 million of subordinated notes at interest rates averaging 9.5% issued to sellers as part of acquisitions. The long-term debt facilities at certain subsidiaries are secured by substantially all of such subsidiaries assets, while at other subsidiaries it is secured by the common stock of such subsidiaries. In addition, the debt facilities contain certain covenants restricting distribution to Lynch Interactive. At June 30, 2005, December 31, 2004 and June 30, 2004, substantially all of the subsidiaries' net assets are restricted.

Interactive has a high degree of financial leverage. As of June 30, 2005, the ratio of total debt to equity was 4.9 to 1. Certain subsidiaries also have high debt to equity ratios. Management believes that it is currently more beneficial to hold excess cash at certain of our subsidiaries rather than utilizing the cash to pay-down existing credit facilities.

As of June 30, 2005, Interactive had current assets of $39.7 million and current liabilities of $50.2 million resulting in a working capital deficiency of $10.5 million, compared to a surplus of $3.9 million at December 31, 2004. The reduction in working capital was primarily due to the reclassification of $11.9 million of long-term debt to current maturities, which will become due prior to June 30, 2006. The Company expects to re-finance such debt prior to their maturity dates.

SOURCES AND USES OF CASH

Cash at June 30, 2005, was $27.7 million, an increase of $0.5 million compared to December 31, 2004. The majority of the cash is restricted by debt covenant to the subsidiary that generated it and is generally not available for transfer to the Parent Company. In 2005, net cash provided by operations of $11.7 million was used to invest in plant and equipment and to repay debt. The acquisition of cable assets in March 2005 was funded in part by $2.2 million of new borrowings.

Capital expenditures were $4.2 million in the 2005 six month period, compared to $6.3 million in 2004 which is predominantly spent at the RLECs and will be included in their rate bases for rate setting purposes. Capital expenditures in 2005 are expected to be approximately $11 million, most of which will be added to the RLEC rate bases.

On March 18, 2005, a subsidiary of the Company, Central Telcom Services, LLC, closed on an agreement with Precis Communications, LLC, to acquire a cable television assets for a purchase price of $3.5 million of which $2.2 million was financed with secured bank debt.

On July 29, 2005, a subsidiary of the Company closed on the sale of approximately 62% of the company's security accounts to an investment group for approximately $2.75 million, net of holdbacks and fees. The proceeds will be used to retire debt. The Company will continue to monitor such accounts and provide billing and collection services for the new owner.

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

Subsequent to the spin-off by Lynch Corporation, the Board of Directors of Lynch Interactive Corporation authorized the purchase of up to 100,000 shares of common stock. Through June 30, 2005, 72,700 shares had been purchased at an average cost of $32.26 per share.

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

In December 2004, the defendants filed a motion in the United States District Court for the District of Columbia to compel the FCC to provide certain information subpoenaed by defendants in order to enable them to conduct their defense. This motion was denied in May 2005 and defendants have filed a notice of appeal with the U.S. Court of Appeals for the D.C. Circuit. Discovery is substantially complete and the preparation and filing of dispositive motions has begun.

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

We believe that revenue from interstate access for our "cost-based" companies is based on critical accounting estimates and judgment. Such revenue is derived from settlements with the National Exchange Carrier Association ("NECA"). NECA was created by the FCC to administer interstate access rates and revenue pooling on behalf of small local exchange carriers who elect to participate in a pooling environment. Interstate settlements for cost-based companies are determined based on the various subsidiaries' cost of providing interstate telecommunications service. Interactive recognizes interstate access revenue as services are provided based on an estimate of the current year cost of providing service. Estimated revenue is adjusted to actual upon the completion of cost studies in the subsequent period. In addition, an accounting estimate is required of the potential liability that may be required for NECA pool over-earnings.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2004, the Emerging Issues Task Force ("EITF") issued EITF No. 03-01, "The Meaning Of Other-Than-Temporary Impairment And Its Application To Certain Investments". EITF 03-01 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. The provisions of EITF 03-01 were initially effective for reporting periods beginning after June 15, 2004, while the disclosure requirements for debt and equity securities accounted for under SFAS 115, "Accounting For Certain Investments In Debt And Equity Securities", are effective for annual periods ending after December 15, 2003. In September 2004, the FASB delayed the effective date for the measurement and recognition guidance of EITF 03-01. The Company will evaluate the effect of adopting the recognition and measurement guidance when the final consensus is reached.

In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections". SFAS 154 eliminates the requirement in APB Opinion No. 20, "Accounting Changes", to include the cumulative effect of changes in accounting principle in the income statement in the period of change. Instead, to enhance the comparability of prior period financial statements, SFAS 154 requires that changes in accounting principle be retrospectively applied. Under the retrospective application, the new accounting principle is applied as of the beginning of the first period presented as if that principle had always been used. Adoption of SFAS 154 is required for accounting changes and corrections of errors made in the fiscal year beginning after December 15, 2005.

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

In December 2004, the FASB issued SFAS No.123(R), "Share-Based Payment", which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No.25. SFAS No.123(R) will be effective in the first quarter of 2006. The Company does not believe that the adoption of SFAS No.123(R) will have a material impact on its consolidated financial statements.

In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"), which clarifies that conditional asset retirement obligations are within the scope of SFAS No. 143, "Accounting for Asset Retirement Obligations." FIN 47 requires the Company to recognize a liability for the fair value of conditional asset retirement obligations if the fair value of the liability can be reasonably estimated. The Company does not believe that the adoption of FIN 47 will have a material impact on its financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to market risks relating to changes in the general level of U.S. interest rates. Changes in interest rates affect the amount of interest earned on the Company's cash equivalents and short-term investments (approximately $27.7 million at June 30, 2005 and $27.2 million at December 31,
2004). The majority of the Company's debt is fixed rate and the Company generally finances the acquisition of long-term assets by borrowing on a fixed long-term basis. The Company does not use derivative financial instruments for trading or speculative purposes. Management does not foresee any significant changes in the strategies used to manage interest rate risk in the near future, although the strategies may be reevaluated as market conditions dictate. As of June 30, 2005, the fair value of debt was approximately equal to its carrying value.

At June 30, 2005 and December 31, 2004, approximately $69.6 million and $67.2 million, respectively, or 40% and 39% of Interactive's long-term debt and notes payable bears interest at variable rates. Accordingly, the Company's earnings and cash flows are affected by changes in interest rates. Assuming the current level of borrowings for variable rate debt and assuming a one percentage point change in the 2005 average interest rate under these borrowings, it is estimated that Interactive's interest expense in the six months of 2005 would have changed by approximately $0.3 million. In the event of an adverse change in interest rates, management would likely take actions to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, no such actions are assumed. As of June 30, 2005, if the Company were to convert a significant portion of its variable interest rate debt into fixed interest rates, such conversion could have increased interest expense for the six month period by $0.9 million assuming that variable rates remain constant. Further, such analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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

In December 2004, the defendants filed a motion in the United States District Court for the District of Columbia to compel the FCC to provide certain information subpoenaed by defendants in order to enable them to conduct their defense. This motion was denied in May 2005 and defendants are considering appropriate responses. Discovery is substantially complete and the preparation and filing of dispositive motions has begun. See "History of Lynch's "C" Block Activities" below.

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

ITEM 2. ISSUER PURCHASES OF EQUITY SECURITIES


                                                                                   MAXIMUM NUMBER
                                                                                  OF (OR APPROXIMATE
                                                               TOTAL NUMBER OF     DOLLAR VALUE) OF
                       TOTAL NUMBER                           SHARES PURCHASED    SHARES THAT MAY YET
                      OF SHARES (OR        AVERAGE PRICE     AS PART OF PUBLICLY   BE PURCHASED UNDER
                          UNITS)           PAID PER  SHARE   ANNOUNCED  PLANS         THE PLANS OR
       PERIOD           PURCHASED            (OR UNIT)          OR PROGRAMS(1)         PROGRAMS(1)
       ------           ---------           ---------           --------------       -----------


4/1/05 to 4/30/05          --                  --                     --               27,300

5/1/05 to 5/31/05          --                  --                     --               27,300

6/1/05 to 6/30/05          --                  --                     --               27,300
                        ------------------------------------------------------

Total                      --                  --                     --
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

            (b) Reports on Form 8-K during the quarter reported on: - Current Report on Form 8-K filed April 4, 2005, under Items
                    7 and 12 reporting the issuance of a press release regarding the Company's operating results for the quarter and year ended December 31, 2004.
                 - Current Report on Form 8-K filed May 16, 2005, under Items 7 and 12 reporting the issuance of a press release regarding the company's first quarter 2005 operating results.
                 - Current Report on Form 8-K filed June 15, 2005 under Item 1 and Item 9 reporting on the closing of the Company's three year $10 million revolving credit line with Webster Bank, N.A.

                                    SIGNATURE


            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             LYNCH INTERACTIVE CORPORATION
                                             (Registrant)

                                              /s/ Robert E. Dolan
                                              -------------------
                                              Robert E. Dolan
                                              Chief Financial Officer
August 15, 2005