Form 10-K/A
period 2004-12-31
LYNCH INTERACTIVE CORP
filed 2005-09-09
CIK 1088771

sec document
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 2

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the fiscal year ended December 31, 2004
                                                  -----------------

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

The number of outstanding shares of the Registrant's Common Stock was 2,752,251 as of July 25, 2005.

EXPLANATORY NOTE

This Report on Form 10-K/A amends Lynch Interactive's Annual Report on Form 10-K for the year ended December 31, 2004, initially filed with the Securities and Exchange Commission on April 1, 2005 as amended by Form 10-K/A, filed with the Securities and Exchange Commission on May 2, 2005. This Form 10-K/A includes
Part I, Item 1, Business; Part I, Item 7, Management's Discussion and Analysis of Financial Conditions and Results of Operations; and the Company's Financial Statements and Financial Statement Schedules. The Company has revised its business description to expand several sections, add captions to more easily locate certain information and add a paragraph discussing government contracts. Additionally, the Company has re-named the non-GAAP financial measure, "EBITDA from operations" as "Adjusted Operating Profit" and has provided a reconciliation to net income. The Company has also revised its disclosure to indicate that management uses Adjusted Operating Profit as an indicator of operating performance and that it believes this non-GAAP financial measure provides useful information to investors.

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

PRINCIPAL PRODUCTS AND SERVICES. The principal business of Interactive's telephone companies is to provide telecommunications services. These services fall into three major categories:

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

PRODUCT STATUS. The Company is always trying to roll out new services based on technological advances. We expect future growth in telephone operations to be derived from the acquisition of additional telephone companies, from providing service to new customers or additional services to existing customers, from upgrading existing customers to higher grades of service, and from new service offerings. Interactive is currently exploring how to best incorporate Voice over Internet Protocol ("VoIP") into its business model.

The following table summarizes certain information regarding Interactive's multimedia operations:

                                                     Years Ended December 31,
                                                  2002         2003       2004
                                           ------------- ---------- ----------
TELECOMMUNICATIONS OPERATIONS
Access lines (a)                                53,963      52,517     50,803
DSL Lines                                        1,466       2,709      4,098
                                           ------------ ----------- ----------
Total access lines                              55,429      55,226     54,901
   % Residential                                   74%         73%        76%
   % Business                                      26%         27%        24%
Internet subscribers (including DSL)            21,890      20,853     20,240
Security customers                               6,500       6,712      6,667
Cable subscribers                                2,831       2,731      3,630

TOTAL MULTIMEDIA REVENUES
Local service                                      14%         14%        13%
Network access                                     61%         62%        63%
Other businesses                                   24%         24%        25%
                                           ------------ ----------- ----------
   Total multimedia revenues                      100%        100%       100%
                                           ============ =========== ==========

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


                                                                 NUMBER OF     NUMBER OF
                                                                  ACCESS        ACCESS
                                                  YEAR OF        LINES YR.      LINES           OWNERSHIP
                                              ACQUISITION         OF ACQ.      12/31/04         PERCENTAGE
-----------------------------------------------------------------------------------------------------------

Western New Mexico Telephone Co.                  1989              4,200         6,906             83.1(c)
Inter-Community Telephone Co.                     1991              2,550(a)      2,569            100.0
Cuba City Telephone Co.  &
   Belmont Telephone Co.                          1991              2,200         2,629             81.0
Bretton Woods Telephone Co.                       1993                250           908            100.0
JBN Telephone Co.                                 1993              2,300(b)      2,653             98.0
Haviland Telephone Co.                            1994              3,800         3,705            100.0
Dunkirk  & Fredonia Telephone Co.
    & Cassadaga Telephone Co.                     1996             11,100        11,682            100.0
Upper Peninsula Telephone Co.                     1997              6,200         6,641            100.0
Central Scott Telephone Co.                       1999              6,000         5,837            100.0
Central Utah Telephone Co./Skyline
   Telephone Company/Bear Lake
   Telephone Company                              2001              7.000         7,273            100.0


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

COMPETITION. Competition in the telecommunications industry is increasing. Competition in our specific wireline telecommunications markets is becoming more significant in the areas closest to larger towns or metropolitan areas. Although all of Interactive's current telephone companies have historically been monopoly wireline providers in their respective area for local telephone exchange service, except to a very limited extent in Iowa, the regulatory landscape has begun to change and we now experience competition from long distance carriers, from cable companies and internet service providers with respect to internet access and potentially in the future from cable telephony, and from wireless carriers. Competition may result in a greater loss of access lines and minutes of use and the conversion of retail lines to wholesale lines, which negatively affects revenues and margins from those lines. Competition also puts pressure on the prices we are able to charge for some services, particularly for some non-residential services. The total number of competitors is difficult to estimate since many of the companies do not have a local presence but, instead compete for services via the internet using Vo IP or wireless operations.

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

RSA CELLULAR INTERESTS. Interactive owns minority interests in certain entities that provide wireless cellular telephone service in two Rural Service Areas ("RSAs") in New Mexico and two RSA's in North Dakota, covering areas with a total population of approximately 163,000. Equity in earnings from these two operations was $2.9 million in 2004 on a combined basis and the combined book value of these entities was $6.3 million at December 31, 2004. Interactive's proportional share of these operations combined revenues, EBITDA and operating profits were $3.9 million, $1.9 million and $1.6 million respectively, for the year ended December 31, 2004, and we received $0.7 million in cash distributions, net of cash paid to minority interests, from these investments in 2004. An additional $0.9 million was received from these investments in the first quarter of 2005. The difference between EBITDA and operating profit is depreciation of plant and equipment. EBITDA is presented because it is a widely accepted financial indicator of value and ability to incur and service debt in this industry. The Company utilizes the EBITDA metric for valuing potential acquisitions. EBITDA is not a substitute for operating profit, in accordance with generally accepted accounting principles. The entities have no debt and Interactive's proportional share of their cash equivalents is $1.1 million.

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

Another subsidiary of Interactive is a 49.9% owner of PTPMS Communications II, L.L.C. ("PTPMS II"), which was a winning bidder in the FCC auction of licenses for 700 MHz Guard Band spectrum for wireless data transmission and wireless Internet services, which was conducted in 2000. PTPMS II won three licenses covering a population of 6.4 million in BTAs including the cities of Buffalo, NY, Des Moines-Quad-Cities, IA and El Paso, TX, at an aggregate cost of approximately $6.3 million. Interactive has loaned PTPMS II approximately $6.1 million. Interactive's subsidiary has the right to receive a fee equal to 20% of the realized net profits of PTPMS II (after an assumed cost of capital). In a FCC auction conducted in September 2002 for similar spectrum, called the LOWER 700 MHZ BAND AUCTION, the price per MHz of population was materially lower than the price paid by PTPMS II in 2000. Accordingly, during 2002, Interactive provided a reserve for impairment for its investment in PTPMS II of $5.5 million.

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

In July 2004, Lynch 3G participated in the Auction for 24 GHz Spectrum and was high bidder for two licenses, Buffalo - Niagara, NY and Davenport, IA - Moline, IL, for a total cost of $49,000.

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

II. OTHER INFORMATION

PATENTS, LICENSES, FRANCHISES. While Interactive holds licenses of various types, Interactive does not believe they are critical to its overall operations, except for (1) the television-broadcasting licenses of WHBF-TV and WOI-TV; (2) Interactive's telephone subsidiaries' franchise certificates to provide local-exchange telephone service within their service areas; (3) FCC licenses to operate point-to-point microwave systems; (4) licenses held by partnerships and corporations in which certain of Interactive's subsidiaries own minority interests to operate cellular telephone systems covering various service areas in New Mexico and North Dakota, (5) Giant Communications' franchises to provide cable television service within its service areas and (6) personal communications services and other wireless communication licenses held by companies in which Interactive's subsidiaries have investments, including the PCS licenses for Las Cruces, New Mexico, Logan, Utah, and portions of Iowa as described above in more detail.

COMPLIANCE. The capital expenditures, earnings and competitive position of Interactive have not been materially affected by compliance with current federal, state, and local laws and regulations relating to the protection of the environment; however, Interactive cannot predict the effect of future laws and regulations.

SEASONALITY. No portion of the business of Interactive is regarded as seasonal. While Interactive's New Hampshire and Michigan operations usage varies during the year due to tourism and vacation homes in their areas, this is not material for Interactive's telephone operations as a whole.

DEPENDENCE ON CUSTOMERS. Interactive does not believe that its multimedia business is dependent on any single customer of local telephone service. Most local exchange carriers, including Interactive's, received a significant amount of revenues in the form of access fees from long distance companies which are referred to as interexchange carriers (IXCs). Bankruptcy of a significant IXC or of several IXCs in the same period could have a material adverse effect on Interactive. Interactive cannot predict which, if any, IXCs may go bankrupt in the future.

GOVERNMENT CONTRACTS. Interactive provides service to the government under tariff or special contract. Interactive's government contracts are not significant and it would not adversely impact its operations if those contracts were eliminated.

EMPLOYEES. Interactive had a total of 356 employees at December 31, 2004, including 6 corporate employees and the remainder responsible for providing rural telephone services, compared to 349 employees at December 31, 2003.

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


    Name                       Offices and Positions Held                  Age

Mario J. Gabelli     Chairman  and Chief  Executive  Officer  of Lynch      62
                     Interactive  since  December  2004 (and also from
                     September   1999  to  December   2002)  and  Vice
                     Chairman   and  Chief   Executive   Officer  from
                     December  2002  to  December  2004.  He  is  also
                     Chairman, Chief Executive Officer, and a director
                     of  Gabelli   Asset   Management   Inc.  and  its
                     predecessors   (since   November  1976)  (and  in
                     connection with those responsibilities, he serves
                     as  director  or  trustee  and/or an  officer  of
                     registered   investment   companies   managed  by
                     subsidiaries of Gabelli Asset Management); and Chairman and Chief Executive Officer of GGCP,
                     Inc., a private company.

Robert E.  Dolan     Chief  Financial  Officer  (since  January 2004);      53
                     Chief  Financial  Officer  and   Controller  from
                     September 1999 to January 2004;   Chief Financial
                     Officer  (1992-2000)and Controller (1990-2000) of
                     Lynch Corporation.

Evelyn C. Jerden     Senior Vice President-Operations (since September      47
                     2003);    Vice    President-Regulatory    Affairs
                     (2002-2003);  Director of Revenue Requirements of
                     Western New Mexico Telephone Company, Inc. (since
                     1992).

John A. Cole         Vice President-Corporate Development, Secretary        54
                     and  General   Counsel  (since   December 2004);
                     Counsel  at  LeBoeuf, Lamb, Greene & MacRae, LLP
                     (1994 to 2004).

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

     o MARKET CHALLENGES- Our phone companies are required to comply with industry-wide initiatives such as local number portability and the requirements of the Communications Assistance for Law Enforcement Act ("CALEA") that are expensive to implement and that in some cases have limited demand in our markets.

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

YEAR 2004 COMPARED TO 2003

The following is a breakdown of revenues and operating costs and expenses for 2004 and 2003 (in thousands):


                                          --------------------------       Increase
                                              2004          2003          (Decrease)
                                          -------------------------------------------
                                                   (Unaudited)

Revenues:
Local access                              $  11,851     $   11,836     $      15
Interstate access                            39,644         37,686         1,958
Intrastate access                            15,263         15,352           (89)
Other business                               21,036         20,518           518
                                          -----------  -------------  ---------------
   Total                                     87,794         85,392         2,402
                                          -----------  -------------  ---------------


Operating Cost and Expense:
Cost of revenue, excluding depreciation       29,992         29,460           532
General and administrative costs at
   operations                                 13,800         12,693         1,107
Corporate office expenses                      6,401          4,529         1,872
Depreciation and amortization                 21,870         20,282         1,588
                                          -----------  -------------  ---------------
   Total                                      72,063         66,964         5,099
                                          -----------  -------------  ---------------
   Operating profit                        $  15,731     $   18,428     $  (2,697)
                                          ===========  =============  ===============


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

Total costs and expenses increased by $5.1 million to $72.1 million in 2004. Costs of revenue increased $0.5 million, or 1.8%, due to additional operating costs related to the infrastructure development in Haviland, costs related to the sale of equipment to the Iowa school district, costs generated by the cable television operation acquired in February 2004 and partially offset by cost savings in the Company's security operation. General and administrative costs incurred at the operations increased $1.1 million primarily due to increased staffing, increased audit and consulting costs resulting from Sarbanes-Oxley implementation, increased advertising, and higher professional fees offset by a $0.1 million decrease in consulting fees relating to the Kansas Commission audit incurred in 2003. Corporate office expenses increased $1.9 million resulting from $3.2 million of legal costs incurred defending the False Claims Act litigation in 2004, partially offset by the absence in 2004 of a $1.6 million management incentive accrual recorded in 2003. Depreciation and amortization increased $1.6 million including an increase of $0.5 million in depreciation and $1.1 million of amortization expense. The increase in depreciation was primarily as a result of the infrastructure development at Haviland, as well as a regulatory approved change in depreciable lives, which resulted in increased depreciation expense at our Michigan telephone company. The increase in amortization resulted from the Company's 2004 annual test of goodwill and other indefinite life intangible assets for impairment in accordance with SFAS No.142. Interactive recorded a $0.7 million impairment of its investments in certain 10MHz PCS licenses in Las Cruces, NM and Logan, UT. Such impairment was based on a February 2005 FCC auction of similar spectrum in which the price per MHz of population was materially lower than the price Interactive paid for such spectrum. In addition, $0.5 million of goodwill was considered to be impaired and was written off in amortization expense.

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

The term "adjusted operating profit" as used in this Form 10-K/A refers to, for any period, net income (loss) before all components of "Other income (expense)" (consisting of investment income, interest expense, equity in earnings of affiliates, gains and losses on disposition of or impairment of assets), income taxes, depreciation, amortization, minority interests and income or loss from discontinued operations.

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

The following table provides the components of Adjusted Operating Profit and reconciles it to net income:


                                        ---------------------------    Increase
                                              2004          2003      (Decrease)
                                        ---------------------------    ---------
Adjusted operating profit from:            $ 44,002      $ 43,239      $    763
   Operating units
   Corporate expense:
      False Claims Act litigation
         and SOX consulting                  (3,501)          (24)       (3,477)
      Bonus accrual                            --          (1,600)        1,600
      Other                                  (2,900)       (2,905)            5
                                           --------      --------      --------
      Total corporate expenses               (6,401)       (4,529)       (1,872)
                                           --------      --------      --------
Adjusted operating profit                  $ 37,601      $ 38,710      $ (1,109)
                                           ========      ========      ========



RECONCILIATION TO NET INCOME:
Adjusted operating profit                  $ 37,601      $ 38,710      $ (1,109)
Depreciation and amortization               (21,870)      (20,282)       (1,588)
Investment income                             1,289         1,120           169
Interest expense                            (11,204)      (11,864)          660
Equity in income of affiliates                3,564         2,280         1,284
Gains/ losses/ impairments, net                 185         3,919        (3,734)
Income tax                                   (3,078)       (4,968)        1,890
Minority interests                           (2,021)       (1,525)         (496)
                                           --------      --------      --------
Net income                                 $  4,466      $  7,390      $ (2,924)
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

YEAR 2003 COMPARED TO 2002

The following is a breakdown of revenues and operating costs and expenses for 2003 and 2002:

                                          ---------------------   Increase
                                             2003       2002     (Decrease)
                                          ---------------------------------
                                                  (Unaudited)
Revenues:
Local access                              $ 11,836    $ 11,890         (54)
Interstate access                           37,686      34,830       2,856
Intrastate access                           15,352      16,723      (1,371)
Other business                              20,518      20,782        (264)
                                          --------    --------        ----
   Total                                    85,392      84,225       1,167
                                          --------    --------        ----


Operating Cost and Expense:
Cost of revenue, excluding depreciation,    29,460      29,020         440
General and administrative costs at
   operations                               12,693      13,285        (592)
Corporate office expenses                    4,529       3,334       1,195
Depreciation and amortization               20,282      19,353         929
                                          --------    --------        ----
   Total                                    66,964      64,992       1,972
                                          --------    --------        ----
   Operating profit                       $ 18,428    $ 19,233        (805)
                                          ========    ========        ====


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

ADJUSTED OPERATING PROFIT

The following table provides the components of Adjusted Operating Profit and reconciles it to net income:


                                     ----------------------      Increase
                                         2003       2002        (Decrease)
                                     ----------------------   ------------
Adjusted operating profit from:
   Operating units                    $ 43,239    $ 41,920    $  1,319
   Corporate expense:
      False Claims Act litigation
        and SOX consulting                 (24)       (515)        491
      Bonus accrual                     (1,600)       (463)     (1,137)
      Other                             (2,905)     (2,356)       (549)
                                      --------    --------    --------
      Total corporate expenses          (4,529)     (3,334)     (1,195)
                                      --------    --------    --------
Adjusted operating profit             $ 38,710    $ 38,586    $    124
                                      ========    ========    ========


Reconciliation to net income:
Adjusted operating profit             $ 38,710    $ 38,586    $    124
Depreciation and amortization          (20,282)    (19,353)       (929)
Investment income                        1,120       1,765        (645)
Interest expense                       (11,864)    (13,031)      1,167
Equity in income of affiliates           2,280       1,938         342
Gains/losses/impairments, net            3,919        (514)      4,433
Income tax                              (4,968)     (3,924)     (1,044)
Minority Interests                      (1,525)     (1,706)        181
                                      --------    --------    --------
Loss from Morgan (discontinued)              -      (1,888)      1,888
Net income                            $  7,390    $  1,873    $  5,517
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


                                                                        Payments Due by Period
                                                                               (In thousands)
                                                                       Less than
                                                    Total          1 year        1 - 3 years    4 - 5 years     After 5 years
                                                 ----------------------------------------------------------------------------

Long-term debt (a)                                $168,966        $ 14,364        $ 66,085        $ 35,966        $ 52,551
Operating leases                                     1,343             283             503             248             309
Notes payable to banks                               4,793           4,793            --              --              --
Guarantees                                           3,750            --             3,750            --              --
                                                 ----------------------------------------------------------------------------
Total contractual cash obligations
and commitments                                   $178,852        $ 19,440        $ 70,338        $ 36,214        $ 52,860
                                                 ============================================================================

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

On December 31, 2003, Sunshine sold its three PCS licenses to Cingular Wireless for $13.75 million in cash. As part of this sale, Interactive received $7.2 million in exchange for all its preferred stock in Sunshine and $0.4 million for its warrants. The cash proceeds were used to repay amounts outstanding under the $10 million credit facility. As part of this transaction, Interactive agreed to provide an indemnification to Cingular for up to $8 million of losses that Cingular might incur in the event of an adverse ruling in the False Claims Act litigation (see Contingencies below) in which Interactive and Sunshine are defendants. Management believes the probability that Cingular will incur such losses is highly remote.

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

FALSE CLAIMS ACT LITIGATION.

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

In December 2004, the defendants filed a motion in the United States District Court for the District of Columbia to compel the FCC to provide certain information subpoenaed by them in order to enable them to conduct a defense. This motion was denied in May 2005 and the defendants have filed a notice of appeal with the United States Court of Appeals for the D.C. Circuit.

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

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)       The  following  documents are filed as part of this Form 10-K/A Annual
          Report:
              Financial Statements:

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

(b) Exhibits: The following Exhibits listed in the Exhibit Index are filed with this Form 10-K/A Annual Report:

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

         32.1  Section 1350 Certification of the Chief Executive Officer

         32.2  Section 1350 Certification of the Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Lynch Interactive Corporation
Rye, New York

            We have audited the accompanying consolidated balance sheets of Lynch Interactive Corporation and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. Our audit also includes the 2004 financial statement schedules listed in the Index at Item 15(a) (2). These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

            We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

            In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Lynch Interactive Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such 2004 and 2003 financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ DELOITTE  & TOUCHE LLP
--------------------------

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

                                                 /s/ Ernst  & Young LLP
                                                 ----------------------

Stamford, Connecticut
March 14, 2003

                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                              December 31,
                                                                       ------------------------
                                                                          2003          2004
                                                                       ------------------------

ASSETS

Current assets:
   Cash and cash equivalents                                           $  26,556    $  27,214
   Receivables, less allowances of $262 and $260, respectively             8,183        8,225
   Material and supplies                                                   2,597        2,314
   Prepaid expenses and other current assets                               1,272        1,685
                                                                       ------------------------
Total current assets                                                      38,608       39,438

Property, plant and equipment:
   Land                                                                      840          983
   Buildings and improvements                                             13,336       17,640
   Machinery and equipment                                               213,939      216,429
                                                                       ------------------------
                                                                         228,115      235,052
   Accumulated depreciation                                             (102,556)    (114,724)
                                                                       ------------------------
                                                                         125,559      120,328

Excess of cost over fair value of net assets acquired, net (goodwill)     60,580       60,042
Other intangibles                                                          8,168       10,026
Investments in and advances to affiliated entities                         7,223       12,340
Other assets                                                              12,657       14,906
                                                                       ------------------------

Total assets                                                           $ 252,795    $ 257,080
                                                                       ========================


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                December 31,
                                                       ----------------------------
                                                           2003              2004
                                                       ----------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Notes payable to banks                              $   3,456         $   4,793
   Trade accounts payable                                  5,336             4,326
   Accrued interest payable                                  697               825
   Accrued liabilities                                     8,732            11,238
   Current maturities of long-term debt                   13,162            14,364
                                                       ----------------------------
      Total current liabilities                           31,383            35,546

Long-term debt                                           162,621           154,602

Deferred income taxes                                     15,517            17,549
Other liabilities                                          3,624             3,268
                                                       ----------------------------
      Total liabilities                                  213,145           210,965

Minority interests                                         9,763            11,543

Commitments and contingencies (Note 12)

Shareholders' equity
   Common stock, $0.0001 par value-10,000,000
      shares authorized; 2,824,766 issued; 2,779,951
      and 2,757,951 outstanding                             --                --
   Additional paid-in capital                             21,406            21,406
   Retained earnings                                       9,269            13,735
   Accumulated other comprehensive income                    686             1,588
   Treasury stock, 44,815 and 66,815 shares, at cost      (1,474)           (2,157)
                                                       ----------------------------
                                                          29,887            34,572
                                                       ----------------------------

Total liabilities and shareholders' equity             $ 252,795         $ 257,080
                                                       ============================


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                       Years Ended December 31,
                                                           -----------------------------------------------
                                                              2002               2003               2004
                                                           -----------------------------------------------

Revenues                                                   $ 84,225           $ 85,392           $ 87,794

Operating costs:
   Cost of revenue, excluding depreciation                   29,020             29,460             29,992
   General and administrative costs at operations            13,285             12,693             13,800
   Unallocated corporate costs                                3,334              4,529              6,401
   Depreciation and amortization                             19,353             20,282             21,870
                                                           -----------------------------------------------

Operating profit                                             19,233             18,428             15,731

Other income (expense):
   Investment income                                          1,765              1,120              1,289
   Interest expense                                         (13,031)           (11,864)           (11,204)
   Equity in earnings of affiliated companies                 1,938              2,280              3,564
   Impairment of investment in spectrum license holders      (5,479)              --                   --
   Gain on sale of investment in cellular partnership         4,965               --                   --
   Gain on sale of investments in Sunshine PCS                 --                3,919                185
                                                           -----------------------------------------------
                                                             (9,842)            (4,545)            (6,166)
                                                           -----------------------------------------------


Income before income taxes, minority interests, and           9,391             13,883              9,565
  operations of The Morgan Group, Inc. ("Morgan")
  distributed to Shareholders
Provision for income taxes                                   (3,924)            (4,968)            (3,078)
Minority interests                                           (1,706)            (1,525)            (2,021)
                                                           -----------------------------------------------
Income from continuing operations before operations           3,761              7,390              4,466
  of Morgan distributed to shareholders

Loss from operations of Morgan to be distributed to          (1,888)              --                   --
  shareholders net of income taxes of $0 and minority
  interests of $868
                                                           -----------------------------------------------
Net income                                                 $  1,873           $  7,390           $  4,466
                                                           ===============================================



Basic and diluted weighted average shares outstanding         2,805              2,786              2,769
                                                           ===============================================



Basic and diluted earnings (loss) per share:

Income before operations of Morgan to be distributed to    $   1.34           $   2.65           $   1.61
  Shareholders
Loss from operations of Morgan distributed to                 (0.67)              --                   --
  Shareholders
                                                           -----------------------------------------------

Net income per share                                       $   0.67           $   2.65           $   1.61
                                                           ===============================================


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIAIRES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                       Shares of                                            Accumulated
                                         Common                  Additional                   Other
                                       Stock Out-      Common     Paid-in      Retained    Comprehensive     Treasury
                                        standing        Stock     Capital      Earnings       Income           Stock        Total
                                       -------------------------------------------------------------------------------------------

Balance at December 31, 2001           2,820,051    $       0   $   21,406   $    1,800    $    1,542    $     (231)   $   24,517
Dividend of shares of Morgan Group            --           --           --       (1,794)           --            --        (1,794)
Holding Inc.
Net income for the period                     --           --           --        1,873            --            --         1,873
Unrealized loss on available for              --           --           --           --          (780)           --          (780)
  sale securities, net
Reclassification adjustment                   --           --           --           --          (228)           --          (228)
                                                                                                                       -----------
Comprehensive income                          --           --           --           --            --            --           865
                                                                                                                       -----------
Purchase of Treasury Stock               (27,400)          --           --           --            --          (956)         (956)
                                       -------------------------------------------------------------------------------------------

Balance at December 31, 2002           2,792,651            0       21,406        1,879           534        (1,187)       22,632
Net income for the period                     --           --           --        7,390            --            --         7,390
Unrealized gain on available for sale         --           --           --           --           322            --           322
  securities, net
Reclassification adjustment                   --           --           --           --          (170)           --          (170)
                                                                                                                       -----------
Comprehensive income                          --           --           --           --            --            --         7,542
                                                                                                                       -----------
Purchase of Treasury Stock               (12,700)          --           --           --            --          (287)         (287)
                                       -------------------------------------------------------------------------------------------
Balance at December 31, 2003           2,779,951            0       21,406        9,269           686        (1,474)       29,887
Net income for the period                     --           --           --        4,466            --            --         4,466
Unrealized gain on available for sale         --           --           --           --           902            --           902
  securities, net
Reclassification adjustment                   --           --           --           --            --            --            --
                                                                                                                       -----------
   Comprehensive income                                                                                                     5,368

Purchase of Treasury Stock               (22,000)          --           --           --            --          (683)         (683)
                                       -------------------------------------------------------------------------------------------
Balance at December 31, 2004           2,757,951    $       0   $   21,406   $   13,735    $    1,588    $   (2,157)   $   34,572
                                       ===========================================================================================

SEE ACCOMPANYING  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                     Years Ended December 31,
                                                                               ----------------------------------
                                                                                  2002        2003        2004
                                                                               ----------------------------------

OPERATING ACTIVITIES
Net income                                                                     $  1,873    $  7,390    $  4,466
Depreciation and amortization                                                    19,353      20,282      21,870
Minority interests                                                                1,706       1,525       2,021
Equity in earnings of affiliated companies                                       (1,938)     (2,280)     (3,564)
Provision for impairment of investment in spectrum license holders                5,479        --          --
Gain on sale of investment in cellular partnership                               (4,965)       --          --
Gain on sale of investment in Sunshine PCS                                         --        (3,919)       (185)
Gain on sale of securities                                                         (228)       (171)       --
Deferred income taxes                                                               398       8,869       1,598
Non-cash items and changes in operating assets and liabilities from               1,888        --          --
 operations of Morgan Group Holding Co. to be distributed to shareholders
Changes in operating assets and liabilities, net of effects of acquisitions:
 Trade accounts receivable (increase) decrease                                    1,047         733           5
 Trade accounts payable and accrued liabilities increase (decrease)                 563      (4,219)      1,779
Other                                                                               328         893        (660)
                                                                               ----------------------------------
Net cash provided by operating activities                                        25,504      29,103      27,330
                                                                               ----------------------------------

INVESTING ACTIVITIES
Acquisitions (net of debt assumed and cash equivalents acquired)                   --          --          (377)
Capital expenditures                                                            (23,785)    (22,740)    (16,468)
Acquisition of subscriber lists                                                    (301)       (372)       (305)
Investment in affiliated companies                                                 --          --        (4,688)
Returns from spectrum partnerships                                                  333        --          --
Acquisition of spectrum licenses                                                 (1,121)       (617)        (49)
Proceeds from sale of cellular partnership                                        2,958        --          --
Proceeds from sale of investment in Sunshine PCS                                   --         7,587         244
Proceeds from sale of securities                                                    398         285           2
Distributions received from investments                                            --         1,500       1,229
Other                                                                               516        (382)        776
                                                                               ----------------------------------
Net cash used in investing activities                                           (21,002)    (14,739)    (19,636)
                                                                               ----------------------------------

FINANCING ACTIVITIES
Issuance of long-term debt                                                        7,087      11,772       5,973
Payments to reduce long-term debt                                               (21,056)    (12,610)    (13,345)
Net borrowings (payments) related to lines of credit                              2,546      (9,426)      1,337
Purchase of Treasury stock                                                         (956)       (287)       (683)
Other                                                                              --          (613)       (318)
                                                                               ----------------------------------
Net cash used in financing activities                                           (12,379)    (11,164)     (7,036)
                                                                               ----------------------------------
Net increase (decrease) in cash and cash equivalents                             (7,877)      3,200         658
Cash and cash equivalents at beginning of year                                   31,233      23,356      26,556
                                                                               ----------------------------------

Cash and cash equivalents at end of year                                       $ 23,356    $ 26,556    $ 27,214
                                                                               ==================================


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004

1. ACCOUNTING AND REPORTING POLICIES

ORGANIZATION

Lynch Interactive Corporation, (the "Company" or "Interactive") was formed on September 1, 1999, when Lynch Corporation ("Lynch") distributed 100 percent of the outstanding shares of common stock of Interactive, its wholly owned subsidiary, to the then holders of record of Lynch's common stock ("Spin-Off"), in the form of a tax-free distribution. As part of the Spin-Off, Interactive received one million shares of common stock of Spinnaker Industries, Inc. representing an approximately 13.6% equity ownership interest (and an approximate 2.5% voting interest) and Interactive also assumed certain short term and long term debt obligations of Lynch Corporation.

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

The cost of marketable securities sold is determined on the specific identification method. Realized gains included in investment income were $0.4 million, $0.3 million and $-- million for the years ended December 31, 2002, 2003 and 2004, respectively.

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

Summarized financial information for broadcasting companies accounted for by the equity method as of and for the years ended December 31, is as follows:


                                                                             Broadcasting Combined
                                                                      ---------------------------------
                                                                           2003                 2004
                                                                      ---------------------------------
                                                                                (In thousands)

Current assets                                                        $    5,330          $     6,896
Property, plant  & equipment, intangibles  & other                         9,615                9,558
                                                                      ---------------------------------

Total Assets                                                          $   14,945          $    16,454
                                                                      =================================

Current liabilities                                                   $    3,182          $     3,383
Long term liabilities                                                     16,483               16,751
Equity                                                                    (4,720)              (3,680)
                                                                      ---------------------------------

Total liabilities  & equity                                            $  14,945          $    16,454
                                                                      =================================

                                                     2002
                                                 -----------------
Revenues                                          $   14,261          $   13,155          $    14,007
Gross profit                                      $    4,748          $    3,167          $     4,965
Net income                                        $      779          $     (292)         $     1,246


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

Summarized financial information for telecommunications companies which includes the cellular telephone providers, spectrum license holders, and other telecommunication operations accounted for by the equity method as of and for the years ended December 31, is as follows:


                                                                                 Telecommunications Combined
                                                                                -----------------------------
                                                                                      2003            2004
                                                                                -----------------------------
                                                                                        (In Thousands)

Current assets                                                                   $   30,347      $    36,080
Property, plant  & equipment, intangibles  & other                                     29,320           33,087
                                                                                -----------------------------

Total Assets                                                                     $   59,667      $    69,167
                                                                                =============================

Current liabilities                                                              $   23,086      $    22,745
Long term liabilities                                                                22,614            5,900
Equity                                                                               13,967           40,522
                                                                                -----------------------------

Total liabilities  & equity                                                       $   59,667      $    69,167
                                                                                =============================
                                                                      2002
                                                               ---------------
Revenues                                                        $    43,476      $   47,392      $    53,751
Gross profit                                                    $    13,781      $   16,746      $    25,618
Net income                                                      $     4,710      $   12,710      $    15,247


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


                                                                                                 December 31,
                                                                                           2003                2004
                                                                                  -------------------------------------
                                                                                                (In Thousands)

Long-term debt consists of (all interest rates are at December 31, 2003):

Rural Electrification  Administration (REA) and Rural Telephone Bank                   $   59,917         $    57,129
(RTB) notes payable in equal  quarterly  installments  through 2027 at fixed interest rates ranging from 2% to 7.5% (5.1% weighted average), secured by assets of the telephone companies of $150 million

Bank credit  facilities  utilized by certain  telephone  and  telephone  holding companies through 2016, $9.4 million at fixed interest rates averaging
8.3% and $61.0 million at variable interest rates averaging 5.2%                            78,646             70,402

Unsecured  notes issued in connection  with  acquisitions  through 2008,  all at fixed interest rates averaging 9.75% (primarily held by management of
telephone company's)                                                                        34,389             38,983

Other                                                                                        2,831              2,452
                                                                                  -------------------------------------
                                                                                           175,783            168,966
Current maturities                                                                         (13,162)           (14,364)
                                                                                  -------------------------------------
                                                                                       $   162,621        $   154,602
                                                                                  =====================================


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


                                                                 2003 Deferred Tax                          2004 Deferred Tax
                                                              Asset          Liability                 Asset           Liability
                                                      -----------------------------------------------------------------------------
                                                                                       (In Thousands)

Fixed assets revalued under purchase
 accounting and tax over book depreciation            $         --         $      9,852          $         --         $     11,029
Discount on long term debt                                      --                  550                    --                  488
Unrealized gains on marketable securities                       --                1,441                    --                1,827
Partnership tax losses in excess of book losses              1,863                2,274                 1,863                2,669
Other reserves and accruals                                     --                1,400                    --                1,536
Other                                                          800                   --                 1,216                   --
                                                      -----------------------------------------------------------------------------
 Total deferred income taxes                                 2,663               15,517                 3,079               17,549

Valuation Allowance                                         (2,663)                  --                (3,079)                  --
                                                      -----------------------------------------------------------------------------
                                                      $         --         $     15,517          $         --         $     17,549
                                                      =============================================================================


Due to uncertainty regarding its realization, a valuation allowance of approximately $1.9 million exists against certain reserves for impairment. The Company had approximately $16.6 million of state tax net operating loss carryforwards, expiring between 2005 and 2024. A full valuation allowance has been recorded against these net operating loss carryforwards.

The provision (benefit) for income taxes is summarized as follows:

                                    2002             2003            2004
                              ---------------------------------------------
                                              (In Thousands)
Current payable taxes:
    Federal                   $    3,016       $   (4,775)      $     831
State and local                      510              874             649
                              ---------------------------------------------
                                   3,526           (3,901)          1,480
Deferred taxes:
    Federal                           15            8,529           1,470
    State and local                  383              340             128
                              ---------------------------------------------
                                     398            8,869           1,598
                              ---------------------------------------------
                              $    3,924       $    4,968       $   3,078
                              =============================================


A reconciliation of the provision (benefit) for income taxes and the amount computed by applying the statutory federal income tax rate to income before income taxes, minority interest, and operations of Morgan follows:


                                                                2002           2003           2004
                                                     ------------------------------------------------
                                                                       (In Thousands)

Tax at statutory rate                                       $   2,963      $   4,720      $   2,847
Increases (decreases):
State and local taxes, net of federal benefit                     589            801            513
Other                                                             372           (553)          (282)
                                                     ------------------------------------------------
                                                            $   3,924      $   4,968      $   3,078
                                                     ================================================


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

10. ACCUMULATED OTHER COMPREHENSIVE INCOME

Balances of accumulated other comprehensive income, net of tax, which consists of unrealized gains (losses) on available for sale securities at December 31, 2003 and 2004 are as follows:


                                                  Unrealized
                                                  Gain (Loss)     Tax Effect       Net
                                                 ----------------------------------------
                                                                (In Thousands)

Balance at December 31, 2002                     $     915       $   (381)      $     534
Reclassification adjustment                           (280)           110            (170)
Change in unrealized gains (losses), net               405            (83)            322
                                                 ---------       --------       ---------
Balance at December 31, 2003                         1,040           (354)            686
Change in unrealized gains (losses), net             1,370           (468)            902
                                                 ---------       --------       ---------
Balance at December 31, 2004                     $   2,410       $   (822)      $   1,588
                                                 =========       ========       =========



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

LITIGATION. FALSE CLAIMS ACT LITIGATION.
Interactive and several other parties, including Interactive's CEO, and Fortunet Communications, L.P., which was Sunshine PCS Corporation's predecessor-in-interest, have been named as defendants in a lawsuit originally brought under the so-called "qui tam" provisions of the federal False Claims Act in the United States District Court for the District of Columbia. The complaint was filed under seal with the court on February 14, 2001. At the initiative of one of the defendants, the seal was lifted on January 11, 2002. Under the False Claims Act, a private plaintiff, termed a "relator," may file a civil action on the U.S. government's behalf against another party for violation of the statute. In return, the relator receives a statutory bounty from the government's litigation proceeds if he is successful.

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

In December 2004, the defendants filed a motion in the United States District Court for the District of Columbia to compel the FCC to provide certain information subpoenaed by them in order to enable them to conduct a defense. This motion was denied in May 2005 and the defendants have filed a notice of appeal with the United States Court of Appeals for the D.C. Circuit. See "History of Lynch's "C" Block Activities" below.

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

13. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)


                                                                          2003-Three Months Ended
                                              ----------------------------------------------------------------------
                                                  March 31             June 30          Sept. 30            Dec. 31
                                              ----------------------------------------------------------------------
                                                                 (In Thousands, Except Per Share Amounts)

Revenues                                      $     20,773         $     20,928      $     21,827      $     21,864
Operating profit                                     4,774                4,693             5,379             3,582
Net Income                                           1,413                1,156             1,432             3,389(a)
Basic and diluted earnings per share:         $        .51         $        .41      $        .51      $       1.22

                                                                          2004-Three Months Ended
                                              ----------------------------------------------------------------------
                                                  March 31               June 30        Sept. 30             Dec. 31
                                              ----------------------------------------------------------------------
                                                                 (In Thousands, Except Per Share Amounts)

Revenues                                      $     21,401         $     21,141      $     22,865      $     22,387
Operating profit                                     4,888                3,227             5,087             2,529
Net Income                                           1,603                  384             1,542               937
Basic and diluted earnings per share:         $        .58         $        .14      $        .56      $        .33


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

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                          LYNCH INTERACTIVE CORPORATION
                        CONDENSED STATEMENT OF OPERATIONS


                                                                                     Years Ended December 31,
                                                                          ---------------------------------------------
                                                                              2002            2003             2004
                                                                          ---------------------------------------------
                                                                                        (In Thousands)

Income:
   Interest and dividend income                                            $   326         $    12         $    15
   Gain on sale of investment in Sunshine PCS and other securities              --           3,919             185
   Equity in earnings of affiliated companies                                   --              --              83
                                                                          ---------------------------------------------
                                                                               326           3,931             283

Cost and expenses:
   Unallocated corporate administrative expense                              1,994           3,095           4,790
   Interest expense                                                          1,620             827             881
                                                                          ---------------------------------------------
         Total cost and expenses                                             3,614           3,922           5,671
                                                                          ---------------------------------------------


Loss before income taxes and equity in income (loss) of subsidiaries        (3,288)              9          (5,388)

Income tax benefit                                                           1,117              (3)          1,828
Equity in income (loss) of subsidiaries                                      5,932           7,384           8,026
Loss from operations of Morgan - net                                        (1,888)             --              --
                                                                          ---------------------------------------------
Net income                                                                 $ 1,873         $ 7,390         $ 4,466
                                                                          =============================================

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                          LYNCH INTERACTIVE CORPORATION
                            CONDENSED BALANCE SHEETS


                                                                                            December 31,
                                                                                  ----------------------------
                                                                                        2003            2004
                                                                                  ----------------------------
                                                                                           (In Thousands)

Assets

Current assets
   Cash and cash equivalents                                                      $     1,087     $      198
   Deferred income taxes                                                                   85             85
   Other current assets                                                                   194            183
                                                                                  ----------------------------
                                                                                        1,366            466

Office equipment (net)                                                                     18             24

Marketable securities                                                                   2,494          3,724

Investment in affiliated companies                                                         --          5,270

Other assets (principally investment in and advances to subsidiaries)                  39,589         44,980
                                                                                  ----------------------------
Total assets                                                                      $    43,467     $   54,464
                                                                                  ============================

Liabilities and Shareholders' Equity

Current liabilities                                                                    $2,725         $4,430

Long term debt                                                                          8,475         13,084

Deferred credits                                                                        2,380          2,380

Total shareholders' equity                                                             29,887         34,570
                                                                                  ----------------------------
Total liabilities and shareholders' equity                                        $    43,467     $   54,464
                                                                                  ============================

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                          LYNCH INTERACTIVE CORPORATION
                        CONDENSED STATEMENT OF CASH FLOWS



                                                                            Years Ended December 31,
                                                               ----------------------------------------------
                                                                     2002             2003             2004
                                                               ----------------------------------------------
                                                                                (In Thousands)

Operating activities:
   Net income                                                  $     1,873      $     7,390      $     4,466
   Depreciation                                                         14                4                7
   Equity in earnings of affiliated companies                           --               --              (83)
   Gain on sale of investment in Sunshine PCS                           --           (3,919)            (185)
   Changes in current assets and liabilities                        (3,147)           1,683             (282)
                                                               ----------------------------------------------
Cash provided by (used in) operating activities                     (1,260)           5,158            3,923
                                                               ----------------------------------------------
Investing activities:
   Investment and advances to Brighton communications                2,479           (1,891)          (5,805)
   Purchase of securities                                             (158)             (84)              --
   Investment in affiliates                                             --               --           (4,688)
   Proceeds from sale of investment in Sunshine PCS                     --            7,587              244
   Capital expenditures                                                 (3)              (9)             (13)
                                                               ----------------------------------------------

Net cash provided by (used in) investing activities                  2,318            5,603          (10,262)
                                                               ----------------------------------------------
Financing activities:
   Net borrowings under:
      Lines of credit                                                2,400          (10,000)           1,124
      Issuance of long term debt                                        --              480            5,009
      Repayment of long term debt                                  (10,000)              --               --
      Purchase of treasury stock                                      (956)            (287)            (683)
      Other                                                             --               --               --
                                                               ----------------------------------------------
Net cash provided by (used in) financing activities                 (8,556)          (9,807)           5,450
                                                               ----------------------------------------------

Total increase (decrease) cash and cash equivalents                 (7,498)             954             (889)

Cash and cash equivalents at beginning of year                       7,631              133            1,087
                                                               ----------------------------------------------

Cash and cash equivalents at end of year                       $       133      $     1,087      $      198
                                                               ==============================================

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

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                          LYNCH INTERACTIVE CORPORATION
                  YEARS ENDED DECEMBER 31, 2002, 2003 AND 2004


COLUMN A                                                    COLUMN B          COLUMN C - ADDITIONS       COLUMN D           COLUMN E
                                                                                         CHARGED TO
DESCRIPTION                                                  BALANCE
                                                               AT           CHARGED TO     OTHER                            BALANCE
                                                            BEGINNING        COSTS AND    ACCOUNTS      DEDUCTIONS         AT END OF
                                                            OF PERIOD        EXPENSES     DESCRIBE       DESCRIBE            PERIOD
                                                         ---------------------------------------------------------------------------

Year ended December 31, 2004 Allowance for
uncollectible accounts                                     $  262,000       $  222,000       --       $  224,000(A)       $  260,000

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

10(h) 2000 Stock Option Plan (incorporated by reference to the Exhibit to Registrant's Proxy Statement dated April 18, 2000).

10(i)          Lease   Agreement   between   Lynch  and  Gabelli   Funds,   Inc.
               (incorporated by reference to Exhibit 10(a)(a) to Lynch's Form 10-Q for the Quarter ended March 31, 1998).

Exhibit No.    Description
-----------    -----------


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

                                           LYNCH INTERACTIVE CORPORATION



                                           By:  /s/ Robert E. Dolan
                                               ---------------------------------
                                                 Robert E. Dolan
                                                 Chief Financial Officer


Dated:  September 7, 2005


Signature                 Capacity                           Date

/s/ Mario J. Gabelli      Chairman of the Board of Officer   September 7, 2005
--------------------      (Principal Executive Officer)
MARIO J. GABELLI          Directors and Chief Executive

/s/ Morris Berkowitz      Director                           September 7, 2005
--------------------
MORRIS BERKOWITZ

/s/ Paul J. Evanson       Director                           September 7, 2005
-------------------
PAUL J. EVANSON

/s/ John C. Ferrara       Director                           September 7, 2005
-------------------
JOHN C. FERRARA

/s/ Daniel R. Lee         Director                           September 7, 2005
-----------------
DANIEL R. LEE

/s/ Lawrence R. Moats     Director                           September 7, 2005
---------------------
LAWRENCE R. MOATS

/s/ Salvatore Muoio       Director                           September 7, 2005
-------------------
SALVATORE MUOIO

/s/ Robert E. Dolan       Chief Financial Officer            September 7, 2005
-------------------       (Principal Financial and
ROBERT E. DOLAN            Accounting Officer)

/s/ Robert E. Dolan       Attorney-in-fact
-------------------
ROBERT E. DOLAN