Form 10-Q/A
period 2005-03-31
LYNCH INTERACTIVE CORP
filed 2005-09-09
CIK 1088771

Microsoft Word 10.0.6754;




================================================================================
                       SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A
                                 Amendment No. 1
                                 ---------------
(Mark One)

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

                                 (914) 921-8821
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

Indicate by check  mark  whether  the  Registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Act).Yes    No X
                                     ---   ---

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practical date.


            Class                             Outstanding at April 30, 2005
            -----                             -------------------------------
Common Stock, $.0001 par value                          2,752,251
================================================================================

Explanatory Note:

This Report on Form 10-Q/A amends Lynch Interactive's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, initially filed with the Securities and Exchange Commission on May 17, 2005. This amendment includes Part 1, Item 1 `Financial Statements', and Item 2 `Management's Discussion and Analysis of Financial Condition and Results of Operations'. The Company has re-named the non-GAAP financial measure, "EBITDA from operations" as "Adjusted Operating Profit" and has provided a reconciliation to net income. The Company has also revised its disclosure to indicate that management uses Adjusted Operating Profit as an indicator of operating performance and that it believes this non-GAAP financial measure provides useful information to investors.

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



SIGNATURE

CERTIFICATIONS

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                            March 31,         December 31,       March 31,
                                                               2005               2004             2004
                                                         ----------------- ------------------- --------------
                                                           (Unaudited)         (Audited)        (Unaudited)
ASSETS

Current assets:
  Cash and cash equivalents                              $  29,698           $ 27,214           $ 29,572
  Receivables, less allowances of $255, $260 and $270,
  respectively                                               7,573              8,225              7,923
  Material and supplies                                      2,502              2,314              2,736
  Prepaid expenses and other current assets                  1,175              1,685              1,110
                                                         ----------        ------------        ----------
Total current assets                                        40,948             39,438             41,341

Property, plant and equipment:
  Land                                                         983                983               840
  Buildings and improvements                                17,712             17,640             13,336
  Machinery and equipment                                  220,496            216,429            216,855
                                                         ----------       ------------         ----------
                                                          239,191             235,052            231,031
  Accumulated depreciation                               (119,252)           (114,724)          (107,683)
                                                         ----------       ------------         ----------
                                                          119,939             120,328            123,348

Excess of cost over fair value of net assets
 acquired, net (goodwill)                                   60,501             60,042             60,580
Other intangibles                                           10,763             10,026             10,321
Investments in and advances to affiliated entities          11,416             12,340              5,310
Other assets                                                15,167             14,906             13,176
                                                         ----------       ------------         ----------
Total assets                                             $ 258,734          $ 257,080          $ 254,076
                                                         ==========        ============        ==========


See accompanying Notes to Consolidated Financial Statements.

                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)

                                                         March 31,       December 31,      March 31,
                                                           2005              2004             2004
                                                      ---------------- ----------------- ---------------
                                                         (Unaudited)       (Audited)       (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable to banks                                      $ 5,980           $ 4,793         $ 3,535
  Trade accounts payable                                        3,125             4,326           4,457
  Accrued interest payable                                        822               825             696
  Accrued liabilities                                          15,100            11,238          10,925
  Current maturities of long-term debt                         14,295            14,364          13,071
                                                      ---------------- ----------------- ---------------
     Total current liabilities                                 39,322            35,546          32,684

Long-term debt                                                153,593           154,602         160,388
Deferred income taxes                                          16,080            17,549          15,812
Other liabilities                                               3,431             3,268           2,976
                                                      ---------------- ----------------- ---------------
 Total liabilities                                            212,426           210,965         211,860

Minority interests                                             11,313            11,543          10,297

Commitments and contingencies (Note 12)

Shareholders' equity
  Common stock, $0.0001 par value-10,000,000
     shares authorized; 2,824,766 issued;
    2,752,251, 2,757,951 and 2,774,651 outstanding                 --                --              --
  Additional paid-in capital                                   21,406            21,406          21,406
  Retained earnings                                            14,430            13,735          10,872
  Accumulated other comprehensive income                        1,495             1,588           1,253
  Treasury stock, 72,515, 66,815 and 50,115
    shares, at cost                                            (2,336)           (2,157)         (1,612)
                                                      ---------------- ----------------- ---------------
                                                               34,995            34,572          31,919
                                                      ---------------- ----------------- ---------------
Total liabilities and shareholders' equity                  $ 258,734         $ 257,080       $ 254,076
                                                      ================ ================= ===============

See accompanying Notes to Consolidated Financial Statements.

                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per share data)


                                                              Three Months Ended
                                                                    March 31,
                                                     -------------------------------------
                                                         2005                2004
                                                     -------------------------------------


Revenues                                                $ 21,618            $ 21,424

Costs and expenses:
Cost of revenue, excluding depreciation                    7,651               7,203
General and administrative costs at operations             3,423               3,139
Corporate office expenses                                  2,091                 973
Depreciation and amortization                              5,195               5,221
                                                     -------------------------------------
  Total Expense                                           18,360              16,536
                                                     -------------------------------------
Operating profit                                           3,258               4,888

Other income (expense):
   Investment income                                         793                 728
   Interest expense                                       (2,823)             (2,819)
   Equity in earnings of affiliated companies                711                 712
                                                     -------------------------------------
                                                          (1,319)             (1,379)
                                                     -------------------------------------
Income before income taxes and minority interests          1,939               3,509
Provision for income taxes                                 (767)             (1,449)
Minority interests                                         (477)               (457)
                                                     -------------------------------------
Net income                                               $  695             $ 1,603
                                                     =====================================

Basic and diluted weighted average shares outstanding      2,754               2,777

Basic and diluted earnings per share                      $ 0.25             $  0.58


See accompanying Notes to Condensed Consolidated Financial Statements.

                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIAIRES
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)
                        (in thousands, except share data)



                                     Shares of                                          Accumulated
                                     Common                   Additional                  Other
                                      Stock       Common       Paid-in     Retained    Comprehensive    Treasury
                                   Out-standing    Stock       Capital     Earnings      Income         Stock        Total
                                   ------------- ---------- ------------- ----------- --------------- ------------  --------

Balance at December 31, 2004          2,757,951        $ 0      $ 21,406    $ 13,735      $1,588      $ (2,157)     $ 34,572
Net income for the period                    --         --            --         695          --            --           695
Unrealized loss on available
  for sale securities, net                   --         --            --          --         (93)           --           (93)
                                                                                                                 ------------
   Comprehensive income                                                                                                  602
                                                                                                                 ------------
Purchase of Treasury Stock               (5,700)        --            --          --          --          (179)         (179)
                                   ------------- ---------- ------------- ----------- -----------  ------------  ------------
Balance at March 31, 2005             2,752,251       $  0       $ 21,406     $14,430      $1,495     $ (2,336)     $ 34,995
                                   ============= ========== ============= =========== ===========  ============  ============

See accompanying  Notes to Condensed Consolidated Financial Statements.

                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                                      Three Months Ended
                                                                                          March 31,
                                                                                 -----------------------------
                                                                                      2005           2004
                                                                                 --------------- -------------

Operating activities:
Net Income                                                                              $   695       $ 1,603
Adjustments   to  reconcile  net  income  to  net  cash  provided  by  operating activities:
   Depreciation and amortization                                                          5,195         5,221
   Equity in earnings of affiliated companies                                              (711)         (712)
   Minority interests                                                                       477           457
   Changes in operating assets and liabilities:
        Receivables                                                                         712           307
        Accounts payable and accrued liabilities                                            400         1,324
   Other                                                                                    619          (189)
                                                                                 --------------- -------------
Net cash provided by operating activities                                                 7,387         8,011
                                                                                 --------------- -------------

Investing activities:
Capital expenditures                                                                    (1,915)       (2,614)
Acquisition of business                                                                 (3,524)         (377)
Acquisition of subscriber lists                                                            (22)          (91)
Acquisition of spectrum                                                                   (500)           --
Investment in and advances to affiliated entities                                          (62)          (63)
Distributions received from investments                                                   1,714           821
Other                                                                                       183            30
                                                                                 --------------- -------------
Net cash used in investing activities                                                    (4,126)       (2,294)
                                                                                 --------------- -------------

Financing activities:
Issuance of long term debt                                                                2,272           949
Repayments of long term debt                                                             (3,350)       (3,273)
Net proceeds (repayments) on lines of credit                                              1,187            79
Purchase of treasury stock                                                                 (179)         (138)
Other                                                                                      (707)         (318)
                                                                                 --------------- -------------
Net cash used in financing activities                                                     (777)       (2,701)
                                                                                 --------------- -------------
Net increase in cash and cash equivalents                                                 2,484         3,016
Cash and cash equivalents at beginning of period                                         27,214        26,556
                                                                                 --------------- -------------
Cash and cash equivalents at end of period                                             $ 29,698     $  29,572
                                                                                 =============== =============

Cash paid for:
  Interest expense                                                                     $ 2,764      $  2,826
                                                                                 =============== =============
  Income taxes                                                                         $   676      $    175
                                                                                 =============== =============

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Articles 10 and 11 of Regulation S-X. Accordingly, they are not audited and do not include all of the information and footnotes required for complete financial statements. The consolidated financial statements and footnotes included in this Form 10-Q/A should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K and as amended by Form 10-K/A (Amendments #1 and #2)for the year ended December 31, 2004. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform to current period presentation.


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

Summarized financial information for broadcasting companies accounted for by the equity method as of and for the three months ended March 31, 2005 and 2004 and as of December 31, 2004, is as follows:

                                                                      Broadcasting Combined
                                                        ----------------- ----------------- --------------
                                                           March 31,        December 31,      March 31,
                                                              2005              2004            2004
                                                        ----------------- ----------------- --------------
                                                                           (in thousands)

Current assets                                                  $  5,273          $  6,896       $  5,213
Property, plant & equipment, intangibles & other                  10,181             9,558          9,187
                                                        ----------------- ----------------- --------------
Total Assets                                                    $ 15,454          $ 16,454       $ 14,400
                                                        ================= ================= ==============

Current liabilities                                             $  2,636          $  3,383       $  3,115
Long term liabilities                                             16,587            16,751         15,857
Equity                                                            (3,769)           (3,680)        (4,572)
                                                        ----------------- ----------------- --------------
Total liabilities & equity                                      $ 15,454          $ 16,454       $ 14,400
                                                        ================= ================= ==============
Revenues                                                        $  3,055                         $  3,490
Gross profit                                                         750                            1,256
Net income                                                           (99)                             354

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

Summarized financial information for telecommunications companies which includes the cellular telephone providers, spectrum license holders, and other telecommunication operations accounted for by the equity method as of and for the three months ended March 31, 2005 and 2004 and as of December 31, 2004 is as follows (in thousands):


                                                                    Telecommunications Combined
                                                        ----------------- ----------------- ----------------
                                                           March 31,        December 31,       March 31,
                                                              2005              2004             2004
                                                        ----------------- ----------------- ----------------
                                                                          (in thousands)

Current assets                                                   $33,330           $36,080          $29,425
Property, plant & equipment, intangibles & other                  34,349            33,087           26,856
                                                        ----------------- ----------------- ----------------
Total Assets                                                     $67,679           $69,167          $56,281
                                                        ================= ================= ================
Current liabilities                                              $22,812           $22,745          $22,322
Long term liabilities                                              7,028             5,900            8,938
Equity                                                            37,839            40,522           25,021
                                                        ----------------- ----------------- ----------------
Total liabilities & equity                                       $67,679           $69,167          $56,281
                                                        ================= ================= ================
Revenues                                                         $16,196                            $12,306
Gross profit                                                       7,139                              5,475
Net income                                                         3,945                              3,295

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


                                                             March 31,    December 31,     March 31,
                                                                2005          2004            2004
                                                           -----------------------------------------

Rural  Electrification  Administration  ("REA") and
Rural Telephone Bank(`RTB") notes payable due quarterly
through 2027 at fixed interest rates ranging from 2% to
7.5%. (5.1% weighted average, secured by assets of the
telephone companies with a net book value of $150 million)   $ 56,100       $ 57,129       $ 59,892

Bank Credit  facilities  utilized  by certain  telephone
and  telephone holding  companies due from 2005 to 2016,
$8.8 million at fixed interest rates averaging 8.3% and
$61.7 million at variable interest rates averaging 5.7%.      70,497         70,402         76,601

Unsecured notes issued in connection with acquisitions
through 2008, at fixed interest rates averaging 9.4%          38,983         38,983         34,389

Other                                                          2,308          2,452          2,577
                                                           ----------------------------------------
                                                             167,888        168,966        173,459
Current maturities                                           (14,295)       (14,364)       (13,071)
                                                           ----------------------------------------
                                                           $ 153,593      $ 154,602      $ 160,388
                                                           ========================================


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


                                                             Unrealized Gain
                                                                 (Loss)         Tax Effect         Net
                                                            ----------------- --------------- --------------
                                                                            (in thousands)

Balance at December 31, 2004                                         $ 2,410         $ (822)        $ 1,588
Unrealized losses on available for sale securities, net                (140)              47           (93)
                                                            ----------------- --------------- --------------
Balance at March 31, 2005                                            $ 2,270         $ (775)        $ 1,495
                                                            ================= =============== ==============
Balance at March 31, 2004                                            $ 1,901         $ (648)        $ 1,253
                                                            ================= =============== ==============


G.       Treasury Stock Purchases

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

o Intrastate revenue and operating income at our Michigan telephone company will be substantially reduced in the future due to a state requirement to expand the local calling area. The Company intends to file with the state commission to recover a portion of the revenue deficiency by increasing local access rates, however, there is no assurance that it will be successful.

Three months ended March 31, 2005 compared to 2004
--------------------------------------------------
The following is a breakdown of revenues and operating costs and expenses: (in thousands)


                                                     Three months ended March 31,         Increase
                                                     2005                2004            (Decrease)
                                                 ----------------    ---------------    --------------
                                                             (Unaudited)

Revenues:
Local access                                              $2,858            $ 2,889              $(31)
Interstate access                                          9,695              9,338               357
Intrastate access                                          3,697              4,121              (424)
Other business                                             5,368              5,076               292
                                                 ----------------    ---------------    --------------
  Total                                                   21,618             21,424               194
                                                 ----------------    ---------------    --------------

Operating Cost and Expense:
Cost of revenue                                            7,651              7,203                448
General and administrative costs at
  operations                                               3,423              3,139                284
Corporate office expenses                                  2,091                973              1,118
Depreciation and amortization                              5,195              5,221                (26)
                                                 ----------------    ---------------    ---------------
  Total                                                   18,360             16,536              1,824
                                                 ----------------    ---------------    ---------------
  Operating profit                                        $3,258            $ 4,888          $ (1,630)
                                                 ================    ===============    ===============

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

Total costs and expenses increased by $1.8 million to $18.4 million in 2005. Costs of revenue increased $0.4 million, or 6.2%, due to additional operating costs related to the infrastructure development in Haviland and costs generated by the cable television operation acquired in February 2004. General and administrative costs incurred at the operations increased $0.3 million primarily due to professional fees with regard to local area calling in Michigan and increased audit and Sarbanes - Oxley implementation fees. Corporate office expenses increased $1.1 million resulting from $1.2 million of legal costs incurred defending the False Claims Act litigation in 2005 compared to $0.4 million in 2004. In addition, the Company incurred legal and consulting costs in conjunction with a shareholder proposal to deregister as a public company. Depreciation and amortization was relatively consistent in the two periods.

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

The term "adjusted operating profit" as used in this Form 10-Q/A refers to,for any period, net income (loss) before all components of "Other income (expense)" (consisting of investment income, interest expense, equity in earnings of affiliates, gains and losses on disposition of or impairment of assets), income taxes, depreciation, amortization, minority interests and income or loss from discontinued operations.

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

o Management compensates for the above-described limitations of using a non-GAAP financial measure by using this non-GAAP financial measure only to supplement our GAAP results to provide a more complete understanding of the factors and trends affecting our business. Adjusted operating profit should not be considered to be a substitute for net income as an indicator of the Company's operating performance.

The following table provides the components of Adjusted Operating Profit and reconciles it to net income: (in thousands).


                                               Three months ended March 31,
                                           ------------------------------------
                                                                                  Increase
                                                  2005               2004        (decrease)
                                                  ----               ----        ------------

  Adjusted operating profit from:
   Operating units                                $ 10,544          $ 11,082       $ (538)
   Corporate expense:
     False Claims Act litigation and SOX
     consulting                                     (1,201)             (382)        (819)
     Other                                            (890)             (591)        (299)
                                           ------------------- ----------------- ------------
     Total corporate expenses                       (2,091)             (973)      (1,118)
                                           ------------------- ----------------- ------------
Adjusted operating profit                         $  8,453          $ 10,109     $ (1,656)
                                           =================== ================= ============

Reconciliation to net income:
Adjusted operating profit                         $  8,453         $  10,109      $(1,656)
Depreciation and amortization                       (5,195)           (5,221)          26
Investment income                                      793               728           65
Interest expense                                    (2,823)           (2,819)          (4)
Equity in income of affiliates                         711               712           (1)
Income tax                                            (767)           (1,449)         682
Minority Interests                                    (477)             (457)         (20)
                                           ------------------- ----------------- ------------
Net income                                         $   695          $  1,603        $ 908
                                           =================== ================= ============

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


                                                              Payments Due by Period
                                                                  (In thousands)

                                                      Less than                                   After 5
                                         Total         1 year      1 - 3 years    4 - 5 years      years
                                      ------------- -------------- ------------- -------------- -------------

Long-term debt (a)                       $ 167,888        $14,295       $65,666        $36,449       $51,478
Operating leases                             1,275            277           469            225           304
Notes payable to banks                       5,980          5,980            --             --            --
Guarantees                                   3,750          3,750            --             --            --
                                      ------------- -------------- ------------- -------------- -------------
Total contractual cash obligations
and commitments                          $ 178,893        $24,302       $66,135        $36,674       $51,782
                                      ============= ============== ============= ============== =============

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

As of March 31, 2005, Interactive had current assets of $40.9 million and current liabilities of $39.3 million resulting in a working capital surplus of $1.6 million, compared to a surplus of $3.9 million at December 31, 2004.

Sources and Uses of Cash

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


                                                LYNCH INTERACTIVE CORPORATION
                                                (Registrant)

                                                    /s/ Robert E. Dolan
                                                    -------------------
                                                        Robert E. Dolan
                                                    Chief Financial Officer
September 7, 2005

                                                                    Exhibit 31.1

                      Certification Pursuant to Section 302
                        of the Sarbanes-Oxley Act of 2002
I, Mario J. Gabelli, certify that:

1) I have reviewed this quarterly report on Form 10-Q/A of Lynch Interactive Corporation;

2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4) The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5) The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: September 7, 2005                   By: /s/ Mario J. Gabelli
                                              --------------------
                                                 Mario J. Gabelli
                                            Chief Executive Officer

                                                                    Exhibit 31.2

                      Certification Pursuant to Section 302
                        of the Sarbanes-Oxley Act of 2002

I, Robert E. Dolan, certify that:

1) I have reviewed this quarterly report on Form 10-Q/A of Lynch Interactive Corporation;

2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4) The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5) The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: September 7, 2005                    By: /s/ Robert E. Dolan
                                              -------------------
                                                  Robert E. Dolan
                                             Chief Financial Officer

                                                                    Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report on Form 10-Q/A of Lynch Interactive Corporation (the "Company") for the quarter ended March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Mario
J. Gabelli, Chief Executive Officer of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                             /s/ Mario J. Gabelli
                                             --------------------
                                            Name: Mario J. Gabelli
                                            Title: Chief Executive Officer
Date: September 7, 2005



This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section18 of the Securities Exchange Act of 1934.

                                                                    Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report on Form 10-Q/A of Lynch Interactive Corporation (the "Company") for the quarter ended March 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Robert E. Dolan, Chief Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                           /s/ Robert E. Dolan
                                           -------------------
                                           Name: Robert E. Dolan
                                           Title: Chief Financial Officer
Date: September 7, 2005



This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Company for purposes of Section18 of the Securities Exchange Act of 1934.