Form 10-Q
period 2005-09-30
LYNCH INTERACTIVE CORP
filed 2005-11-15
CIK 1088771

Microsoft Word 10.0.6754;

================================================================================

                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005
                               ------------------


                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to
                               --------  ----------

Commission File No.     1-15097
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


                                 (914) 921-8821
--------------------------------------------------------------------------------
               Registrant's telephone number, including area code


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---    ---

Indicate by check  mark  whether  the  Registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Act).Yes     No X
                                     ---    ---

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practical date.


   Class                                      Outstanding at October 31, 2005
   -----                                      ---------------------------------
Common Stock, $.0001 par value                        2,752,251

                  Restated for Retroactive Reverse Stock Split:
                  ---------------------------------------------
Common Stock, $.01 par value                         27,522.51


================================================================================

                                      INDEX

                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES

PART I.     FINANCIAL INFORMATION


Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets:
          -    September 30, 2005
          -    December 31, 2004
          -    September 30, 2004

         Condensed Consolidated Statements of Operations:
         -     Three and nine months ended September 30, 2005 and 2004

         Consolidated Statements of Shareholders' Equity

         Condensed Consolidated Statements of Cash Flows:
         -       Nine months ended September 30, 2005 and 2004

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


SIGNATURE

CERTIFICATIONS

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)


                                                           September 30,       December 31,       September 30,
                                                                2005               2004               2004
                                                          ----------------- ------------------- ----------------
                                                            (Unaudited)          (Audited)         (Unaudited)

ASSETS

Current assets:
  Cash and cash equivalents                                 $ 32,951            $ 27,214           $ 27,592
  Receivables, less allowances of $407, $260 and $270,
   respectively                                                9,387               8,225              8,535
  Material and supplies                                        2,896               2,314              3,010
  Prepaid expenses and other current assets                    1,510               1,685              1,265
                                                          ----------------- ------------------- ---------------
Total current assets                                          46,744              39,438             40,402

Property, plant and equipment:
  Land                                                         1,047                 983              1,113
  Buildings and improvements                                  20,039              17,640             17,606
  Machinery and equipment                                    230,682             216,429            215,541
                                                          ----------------- ------------------- ---------------
                                                             251,768             235,052            234,260
  Accumulated depreciation                                  (126,851)           (114,724)          (113,872)
                                                          ----------------- ------------------- ---------------
                                                             124,917             120,328            120,388

Excess of cost over fair value of net assets
 acquired, net (goodwill)                                     61,519              60,042             60,580
Other intangibles                                             10,792              10,026             10,850
Investments in and advances to affiliated entities            18,664              12,340             11,529
Other assets                                                  17,557              14,906             13,476
                                                          ----------------- ------------------- ---------------
Total assets                                               $ 280,193           $ 257,080          $ 257,225
                                                          ================= =================== ===============


See accompanying Notes to Condensed Consolidated Financial Statements.

                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share amounts)


                                                   September 30,  December 31,  September 30,
                                                        2005          2004          2004
                                                  -------------- -------------- -------------
                                                    (Unaudited)    (Audited)     (Unaudited)


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Notes payable to banks .......................... $   8,288     $   4,793    $   6,269
  Trade accounts payable ..........................     3,584         4,326        3,601
  Accrued interest payable ........................     1,121           825          783
  Accrued liabilities .............................    11,888        11,238        9,606
  Current maturities of long-term debt ............    27,055        14,364       14,006
                                                    ---------     ---------    ---------
     Total current liabilities ....................    51,936        35,546       34,265

Long-term debt ....................................   154,305       154,602      157,421
Deferred income taxes .............................    20,173        17,549       17,425
Other liabilities .................................     3,400         3,268        2,961
                                                    ---------     ---------    ---------
   Total liabilities ..............................   229,814       210,965      212,072

Minority interests ................................    11,822        11,543       11,418

Commitments and contingencies

Shareholders' equity
  Common stock, $0.01 par value-10,000,000
   shares authorized; 28,247.66 issued;
   27,522.51, 27,579.51 and 27,638.51 outstanding .     --            --           --
  Additional paid-in capital ......................    21,406        21,406       21,406
  Retained earnings ...............................    17,169        13,735       12,798
  Accumulated other comprehensive income ..........     2,318         1,588        1,499
  Treasury stock, 725.15, 668.15 and 609.15
   shares, at cost ................................   (2,336)       (2,157)      (1,968)
                                                    ---------     ---------    ---------
                                                       38,557        34,572       33,735
                                                    ---------     ---------    ---------

Total liabilities and shareholders' equity ........ $ 280,193     $ 257,080    $ 257,225
                                                    =========     =========    =========

See accompanying Notes to Condensed Consolidated Financial Statements.


                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                 (in thousands, except share and per share data)


                                                            Three Months Ended         Nine Months Ended
                                                               September 30,             September 30,

                                                         ----------------------------------------------------
                                                             2005         2004         2005         2004
                                                         ----------------------------------------------------

Revenues                                                      $24,159     $ 22,853     $ 68,248     $ 65,364

Costs and expenses:
Cost of revenue, excluding depreciation                         8,410        7,474       24,156       22,084
General and administrative costs at operations                  3,508        3,326       10,274        9,718
Corporate office expenses                                       1,530        1,743        6,364        4,989
Depreciation and amortization                                   5,274        5,223       15,815       15,371
Gain on sale of burglar alarm customers                       (1,110)           --      (1,110)           --
                                                         ----------------------------------------------------
    Total Expense                                              17,612       17,766       55,499       52,162
                                                         ----------------------------------------------------
Operating profit                                                6,547        5,087       12,749       13,202
Combined total

Other income (expense):
   Investment income                                              287           88        1,271          898
   Interest expense                                           (3,215)      (2,847)      (8,987)      (8,517)
   Equity in earnings of affiliated companies                     861        1,051        2,413        2,649
                                                         ----------------------------------------------------
                                                              (2,067)      (1,708)      (5,303)      (4,970)
                                                         ----------------------------------------------------
Income before income taxes and minority interests               4,480        3,379        7,446        8,232
Provision for income taxes                                    (1,259)      (1,203)      (2,356)      (3,125)
Minority interests                                              (695)        (634)      (1,656)      (1,578)
                                                         ----------------------------------------------------
Net income                                                    $ 2,526     $  1,542      $ 3,434      $ 3,529
                                                         ====================================================

Basic and diluted weighted average shares outstanding          27,523       27,677       27,528       27,726

Basic and diluted earnings per share                          $ 91.78     $  55.71      $124.75      $127.28


      See accompanying Notes to Condensed Consolidated Financial Statements.

                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIAIRES
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)
                        (in thousands, except share data)



                                     Shares of                                          Accumulated
                                      Common                   Additional                  Other
                                      Stock         Common      Paid-in     Retained    Comprehensive    Treasury
                                   Out-standing     Stock       Capital     Earnings      Income          Stock        Total
                                   --------------------------------------------------------------------------------------------

Balance at December 31, 2004          2,757,951     $ 0        $ 21,406    $ 13,735        $1,588       $ (2,157)     $ 34,572
Net income for the period                    --      --              --       3,434            --              --        3,434
Unrealized gain on available                 --      --              --          --           757              --          757
  for sale securities, net
Reclass  adjustment                                                                          (27)                         (27)
                                                                                                                       --------
    Comprehensive income                                                                                                4,164
                                                                                                                       --------
Purchase of Treasury Stock              (5,700)      --              --          --            --           (179)       (179)
                                   --------------------------------------------------------------------------------------------
Balance at September 30, 2005         2,752,251     $ 0        $ 21,406    $ 17,169        $2,318       $  (2,336)    $ 38,557
                                   ============================================================================================


See accompanying Notes to Condensed Consolidated Financial Statements.

                 LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                                Nine Months Ended
                                                                                  September 30,
                                                                           -----------------------------
                                                                                2005           2004
                                                                           -------------- --------------

Operating activities:
Net Income                                                                    $  3,434       $  3,529
Adjustments   to  reconcile  net  income  to  net  cash  provided  by
operating activities:
   Depreciation and amortization                                                15,815         15,371
   Equity in earnings of affiliated companies                                  (2,413)        (2,649)
   Distributions received from affiliated companies                              3,554            930
   Minority interests                                                            1,656          1,578
   Gain on sale of burglar alarm customers                                     (1,110)             --
   Changes in operating assets and liabilities:
        Receivables                                                                621          (305)
        Accounts payable and accrued liabilities                               (2,533)            814
   Other                                                                         (224)            103
                                                                         -------------- --------------
Net cash provided by operating activities                                       18,800         19,371
                                                                         -------------- --------------

Investing activities:
Capital expenditures                                                           (7,036)       (10,366)
Acquisition of businesses                                                     (22,697)        (4,877)
Proceeds from sale of burglar alarm customers                                    2,635             --
Acquisition of spectrum                                                          (500)             --
Acquisition of  subscriber lists                                                  (27)          (217)
Investment in and advances to affiliated entities                                 (62)          (125)
Other                                                                              291          (395)
                                                                         -------------- --------------
Net cash used in investing activities                                         (27,396)       (15,980)
                                                                         -------------- --------------

Financing activities:
Proceeds from the issuance of long term debt                                    24,268          5,599
Repayments of long term debt                                                  (11,874)        (9,955)
Net proceeds on lines of credit                                                  3,495          2,813
Purchase of treasury stock                                                       (179)          (494)
Distributions to partners                                                      (1,377)          (318)
                                                                         -------------- --------------
Net cash provided by (used in) financing activities                             14,333        (2,355)
                                                                         -------------- --------------
Net increase in cash and cash equivalents                                        5,737          1,036
Cash and cash equivalents at beginning of period                                27,214         26,556
                                                                         -------------- --------------
Cash and cash equivalents at end of period                                   $  32,951       $ 27,592
                                                                         ============== ==============
Cash paid for:
  Interest expense                                                           $  8,733        $  8,291
                                                                         ============== ==============
  Income taxes                                                               $  2,219        $  1,891
                                                                         ============== ==============

See accompanying Notes to Condensed Consolidated Financial Statements.

LYNCH INTERACTIVE CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A.       Basis of Presentation

Lynch Interactive Corporation ("Interactive" or the "Company") consolidates the operating results of its subsidiaries (81%-100% owned at September 30, 2005, December 31, 2004 and September 30, 2004). All material intercompany transactions and balances have been eliminated. Investments in affiliates in which the Company does not have a majority voting control, but has the ability to significantly influence management decisions, are accounted for in accordance with the equity method. The Company accounts for the following affiliated companies on the equity basis of accounting: Coronet Communications Company (20% owned at September 30, 2005, December 31, 2004 and September 30, 2004), Capital Communications Company, Inc. (49% owned at September 30, 2005, December 31, 2004 and September 30, 2004; in addition, Interactive owns a convertible preferred stock which, if converted, would increase its ownership in Capital Communications to 50%), two cellular partnership operations in New Mexico (both 33% owned at September 30, 2005, December 31, 2004 and September 30, 2004), two cellular partnerships in California resulting from the acquisition of Cal-Ore (see Note C) (25% and 17% owned at September 30, 2005). KMG Holdings Group (37% owned since May 2004) and telecommunications partnerships in North Dakota, Iowa and New York (5% to 14% owned).

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Articles 10 and 11 of Regulation S-X. Accordingly, they are not audited and do not include all of the information and footnotes required for complete financial statements. The consolidated financial statements and footnotes included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K, as amended, for the year ended December 31, 2004. In the opinion of management, all adjustments
(consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform to current period presentation.

All disclosures of the number of common shares and earnings per share have been adjusted retroactively for the 1-for-100 reverse stock split that became effective Novemeber 10, 2005. See Note K.

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

In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections". SFAS 154 eliminates the requirement in APB Opinion No. 20, "Accounting Changes", to include the cumulative effect of changes in accounting principle in the income statement in the period of change. Instead, to enhance the comparability of prior period financial statements, SFAS 154 requires that changes in accounting principle be retrospectively applied. Under the retrospective application, the new accounting principle is applied as of the beginning of the first period presented as if that principle had always been used. Adoption of SFAS 154 is required for accounting changes and corrections of errors made in the fiscal year beginning after December 15, 2005. The Company will adopt this new accounting standard on January 1, 2006.

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

C.   Acquisitions and Dispositions

On August 29, 2005, the Company acquired 100% of the stock of California-Oregon Telecommunications Company ("Cal-Ore") located in Dorris, California for $21.2 million, subject to certain minor closing adjustments. Results of operations are included since acquisition. The acquisition was financed with the issuance of $21.2 million of bank debt and unsecured notes. Cal-Ore is the incumbent service provider for 850 square miles along the Northern California border with Oregon with approximately 2,500 access lines. Cal-Ore's other businesses include an Internet service provider, a Competitive Local Exchange Carrier ("CLEC") that is planning to provide services in the surrounding area and minority interests in certain cellular partnerships. The preliminary allocation of the purchase price include goodwill of approximately 6% of the purchase price, which is not expected to be deductible for tax purposes and trade name, franchise rights and subscriber lists summing to approximately 8% of the purchase price. The Company is in the process of obtaining a third party valuation of Cal-Ore, thus the allocation of the purchase price is subject to adjustment.

The condensed balance sheet of Cal-Ore, as of the acquisition date is as follows (in thousands):
            Assets                                      Liabilities

Cash and equivalents         $   2,087       Current liabilities      $  1,390
Other current assets             2,776       Long term debt
Plant and equipment              9,784        (including current
                                               maturities)              21,200
Goodwill                         1,349       Deferred taxes              3,838
Other intangibles                1,749
Investments in affiliates        7,193
Other assets                     1,490
                           ------------                             ----------
                             $  26,428                                $ 26,428
                           ============                            ===========

In February 2005, Lynch 3G participated in Auction 58 for PCS Spectrum and was high bidder for two licenses, Marquette, MI and Klamath Falls, OR, for a total cost of $0.5 million.

On March 18, 2005, a subsidiary of the Company, Central Telcom Services, LLC, acquired certain cable television assets from Precis Communications, LLC, for a purchase price of $3.5 million. The system has 2,411 cable subscribers located in Sanpete and Sevier Counties, Utah. The allocation of the purchase price included $0.1 million of goodwill and $0.5 million for franchise rights and subscriber lists.

On July 29, 2005, a subsidiary of the Company closed on the sale of approximately 62% of it's burglar alarm customers to an investment group for approximately $2.75 million, net of holdbacks and fees, resulting in a $1.1 million gain on the sale. The proceeds were used to retire debt.

D.   Investments in Affiliated Companies

Interactive has equity investments in both broadcasting and telecommunications companies.

Summarized financial information for broadcasting companies accounted for by the equity method as of and for the three and nine months ended September 30, 2005 and 2004 and as of December 31, 2004, is as follows:


                                                                   Broadcasting Combined
                                                  ----------------- ----------------- ----------------
                                                   September 30,      December 31,     September 30,
                                                        2005              2004             2004
                                                  ----------------- ----------------- ----------------
                                                                      (in thousands)

Current assets                                      $   4,025           $  6,896         $  6,917
Property, plant & equipment, intangibles & other       11,707              9,558            9,728
                                                  ----------------- ----------------- ----------------

Total Assets                                        $  15,732           $ 16,454         $ 16,645
                                                  ================= ================= ================

Current liabilities                                 $   2,828           $  3,383         $  3,619
Long term liabilities                                  17,036             16,751           16,967
Equity                                                (4,132)            (3,680)          (3,941)
                                                  ----------------- ----------------- ----------------

Total liabilities & equity                          $  15,732           $ 16,454         $ 16,645
                                                  ================= ================= ================
Three months ended
------------------
Revenues                                           $    2,682                            $  3,218
Gross profit                                              506                               1,021
Net income (loss)                                       (291)                                 303
Nine months ended
-----------------
Revenues                                           $    8,710                            $  9,912
Gross profit                                            2,063                               3,339
Net income (loss)                                       (462)                                 985


A wholly owned subsidiary of the Company has a 20% investment in Coronet Communications Company ("Coronet"), which operates television station WHBF-TV, a CBS affiliate in Rock Island, Illinois. A second wholly owned subsidiary of the Company has a 49% investment in Capital Communications Company, Inc. ("Capital"), which operates television station WOI-TV, an ABC affiliate in Des Moines, Iowa. At September 30, 2005, December 31, 2004 and September 30, 2004, the investment in Coronet was carried at a negative $0.6 million, $0.6 million and $0.6 million, respectively, due to the subsidiary's guarantee of $3.8 million of Coronet's third party debt. The guarantee is in effect for the duration of the loan which expires on December 31, 2005 and would be payable if the equity investee fails to make such payment in accordance with the terms of the loan. Long-term debt of Coronet, at September 30, 2005, totaled $9.5 million payable quarterly through December 31, 2005 to a third party lender.

At September 30, 2005, December 31, 2004 and September 30, 2004, the investment in Capital is carried at zero as its share of net losses recognized to date have exceeded its net investment and the Company has no further commitment to Capital. The Company's shares in Capital have been pledged as security for Capital's long term debt.

Summarized financial information for telecommunications companies which includes the cellular telephone providers, spectrum license holders, and other telecommunication operations accounted for by the equity method as of and for the three and nine months ended September 30, 2005 and 2004 and as of December 31, 2004 is as follows (in thousands):


                                                                    Telecommunications Combined
                                                        ----------------- ----------------- ----------------
                                                         September 30,      December 31,     September 30,
                                                              2005              2004             2004
                                                        ----------------- ----------------- ----------------
                                                                          (in thousands)

Current assets                                                 $  40,885         $  36,080        $  34,525
Property, plant & equipment, intangibles & other                  44,384            33,087           26,402
                                                        ----------------- ----------------- ----------------

Total Assets                                                   $  85,269         $  69,167        $  60,927
                                                        ================= ================= ================

Current liabilities                                            $  23,990         $  22,745        $  22,305
Long term liabilities                                              5,342             5,900            7,267
Equity                                                            55,937            40,522           31,355
                                                        ----------------- ----------------- ----------------

Total liabilities & equity                                     $  85,269         $  69,167        $  60,927
                                                        ================= ================= ================
Three months ended
------------------
Revenues                                                       $  14,973                          $  14,655
Gross profit                                                       7,301                              7,207
Net income                                                         3,792                              4,501

Nine months ended
-----------------
Revenues                                                       $  44,972                          $  41,404
Gross profit                                                      20,708                             19,249
Net income                                                        11,437                             12,154


Interactive owns a one-third interest in two cellular telephone providers in New
Mexico: New Mexico RSA 3 and RSA 5. The Company's net investment in these partnerships was $5.3 million, $6.5 million and $6.3 million at September 30, 2005, December 31, 2004 and September 30, 2004, respectively and included in Investment in and advances to affiliated entities.

Cal-Ore has a 25% and 17% interest in two cellular telephone providers in California. The Company's investment in these partnerships was $7.2 million at September 30, 2005.

E.       Indebtedness

In June 2005, Interactive closed on a new $10 million unsecured revolving credit facility, at 1.5% over prime, expiring in 2008, replacing the previous short-term line of credit facility. Borrowings under this and the previous facility, included in Notes payable to banks, were $5.3 million, $1.1 million and $2.3 million at September 30, 2005, December 31, 2004 and September 30, 2004, respectively.

Long-term debt consists of (all interest rates are at September 30, 2005) (in thousands):


                                                               September 30,      December 31,     September 30,
                                                                    2005              2004              2004
                                                              -----------------------------------------------------

Rural  Electrification  Administration  ("REA")
and Rural Telephone Bank(`RTB") notes payable due
quarterly through 2027 at fixed interest rates ranging
from 2% to 7.5%. (5.1% weighted average, secured by
assets of the telephone companies with a net book
value of $150 million)                                           $54,175           $ 57,129         $ 57,816


Bank Credit  facilities  utilized  by certain  telephone
and  telephone holding  companies due from 2005 to 2017,
$7.8 million at fixed interest rates averaging8.3% and
$72.4 million at variable interest rates averaging 7.0%.          80,216             70,402           72,478


Unsecured notes issued in connection with acquisitions
through 2010, at fixed interest rates averaging 9.2%              45,619             38,983           38,483


Other                                                              1,350              2,452            2,650
                                                             -----------------------------------------------------
                                                                 181,360            168,966          171,427
Current maturities                                              (27,055)           (14,364)         (14,006)
                                                             -----------------------------------------------------
                                                                $154,305          $ 154,602        $ 157,421

                                                             =====================================================


In March 2005, in conjunction with the acquisition of cable assets in Utah, a subsidiary of the Company borrowed $2.2 million from a bank at variable interest rates included in Bank Credit facilities above.

In August 2005, in conjunction with the Cal-Ore acquisition, a subsidiary of the Company borrowed $14.0 million from a bank at variable interest rates included in Bank Credit Facilities above. Also in connection with the acquisition, the subsidiary issued $7.2 million in unsecured notes bearing interest at 8% for the first year and increasing to 10% in the third year and remaining at that rate through the five year term of the Notes.

In general, the long-term debt facilities are secured by substantially all of the Company's property, plant and equipment, receivables and common stock of certain subsidiaries and contain certain covenants restricting distributions to Lynch Interactive. At September 30, 2005, the Company is in compliance with all covenants. At September 30, 2005, December 31, 2004 and September 30, 2004, substantially all the subsidiaries' net assets are restricted from distribution to Lynch Interactive.

F.       Comprehensive Income

Other comprehensive income, net of tax, which consists of unrealized gains (losses) on available for sale securities, as of September 30, 2005 and 2004 are as follows (in thousands):


                                          Three Months Ended             Nine Months Ended
                                            September 30,                  September 30,
                                     ----------------------------- ------------------------------
                                              2005 2004                      2005 2004
                                     ----------------------------- ------------------------------

Net income                                 $ 2,526        $ 1,542         $ 3,434         $3,529
Reclassification adjustment                   (41)             --            (41)             --
Unrealized gains                             1,082             70           1,151          1,236
Tax effect                                   (356)           (24)           (380)          (423)
                                     -------------- -------------- --------------- --------------
Net other comprehensive income                 685             46             730            813
                                     -------------- -------------- --------------- --------------
Comprehensive income                       $ 3,211       $  1,588          $4,164         $4,342
                                     ============== ============== =============== ==============


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

The main allegation in the case is that the defendants participated in the creation of "sham" bidding entities that allegedly defrauded the federal Treasury by improperly participating in certain Federal Communications Commission ("FCC") spectrum auctions restricted to small businesses, as well as obtaining bidding credits in other spectrum auctions allocated to "small" and "very small" businesses. While the complaint seeks to recover an unspecified amount of damages, which would be subject to mandatory trebling under the statute, a report prepared for the relator in February 2005 alleges damages of approximately $91 million in respect of bidding credits, approximately $70 million in respect of government loans and approximately $206 million in respect of subsequent resales of licenses, in each case prior to trebling.

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

In December 2004, the defendants filed a motion in the United States District Court for the District of Columbia to compel the FCC to provide certain information subpoenaed by defendants in order to enable them to conduct their defense. This motion was denied in May 2005 and defendants have both appealed the decision and requested a final agency action in order to seek review under the Administrative Procedures Act. Factual discovery is substantially complete and both Taylor and the defendants have moved for summary judgment on a variety of grounds. In November 2005, with respect to one such motion for partial summary judgment, on the issue of damages based on resales of licenses, the court ruled that the profits made as the result of resale of licenses could not be included as part of damages. Also see "History of Lynch's "C" Block Activities" below.

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

I.       MCI/WorldCom Recovery

During 2002, the Company wrote off substantially all receivables associated with MCI/WorldCom ("MCI"), which had filed for protection under bankruptcy laws. During the nine months ended September 30, 2005, certain of the Company's subsidiaries received cash and stock in MCI, Inc. valued at approximately $0.3 million which has been recorded in income as a reduction to bad debt expense (included within General and Administrative Costs at Operations).

J.       Related Party Transactions

Expenditures for fees that the Company is incurring with regard to the False Claims Act litigation are based on allocations among defendants, and are subject to negotiation. It is expected that the final allocation may be adjusted subject to final conclusion of the litigation.

At September 30, 2005, December 31, 2004, and September 30, 2004, assets of $23.4 million, $15.2 million and $14.5 million, which are classified as cash and cash equivalents, are invested in United States Treasury money market funds for which affiliates of the Company's CEO serve as investment managers to the respective funds.

K.       Subsequent Events

On October 31, 2005, the shareholders approved an amendment to the Corporation's Restated Certificate of Incorporation to effect a 1-for-100 reverse stock split. The purpose of the reverse split was to reduce record shareholders below 300, allowing the Corporation to delist from the American Stock Exchange and deregister its shares under the Securities Exchange Act of 1934. The Board of Directors approved the amendment on November 3, 2005 and it became effective on November 10, 2005. As a result of the reverse split, holders of less than 100 shares became entitled to receive $29.9352 for each pre-split share in lieu of a fractional share. Also on November 10, 2005 the American Stock Exchange, in keeping with its policies, suspended the Corporation's shares from trading, and such shares began trading in the Pink Sheets(R) under the symbol "LICT".


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

This discussion should be read together with the Consolidated Financial Statements of Interactive and the notes thereto included elsewhere in this Quarterly Report.

RESULTS OF OPERATIONS

Overview

Interactive has grown primarily through the selective acquisition of rural local exchange carriers ("RLECs") and by offering additional services such as Internet service, alarm services, long distance service and competitive local exchange carrier ("CLEC") service. From 1989 through the current reporting period,
Interactive (and its predecessor corporation) acquired fifteen telephone companies, four of which have indirect minority ownership of 2% to 19%, whose operations range in size from approximately 800 to over 10,000 access lines. The Company's telephone operations are located in California, Iowa, Kansas, Michigan, New Hampshire, New Mexico, New York, North Dakota, Utah and Wisconsin.

The acquisition of our fifteenth telephone company, California-Oregon Telecommunications Company ("Cal-Ore") was finalized on August 29, 2005. A subsidiary of Cal-Ore is the incumbent service provider for a rural area of about 850 square miles along the Northern California border with Oregon with approximately 2,500 access lines. Cal-Ore's other businesses include an Internet service provider, a CLEC that is planning to provide services in the surrounding area and interests in certain cellular partnerships.

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

o Telecommunication bankruptcies- Interactive's telephone companies have significant, normal course of business receivables from interexchange carriers, such as MCI or Global Crossings who filed for bankruptcy and, as a result, have been written-off. Additional bankruptcies could have a significant effect on our financial condition. The Company has recovered settlements from MCI, in excess of amounts due to NECA, of approximately $0.3 million through September 30, 2005.

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

o All of our RLECs participate in the National Exchange Carrier Association ("NECA") access pools. Interstate access revenues depend upon whether the RLEC has elected to be "cost-based" or has remained an "average schedule" carrier. The revenues of our ten cost-based carriers directly correlate to the rate-of-return on regulated net investment earned by the NECA access pools plus the amount of regulated operating expenses including taxes. The revenues of the Company's five average schedule subsidiaries correlate to usage based measurements such as access lines, interstate minutes-of-use, and the number and mileage of different types of circuits. The average schedule formulas are intended to be a proxy for cost-based recovery.

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

o Detariffing of Digital Subscriber Line (DSL) service: The Company is analyzing the options provided by the FCC in their Order released September 23, 2005 whereby the currently tariffed Title II DSL service could be provided under either Title I regulation or under Title II as a detariffed service. It is not possible to determine the impact at this time.

o Intrastate revenue and operating income at our Michigan telephone company will be substantially reduced in the future due to a state requirement to expand the local calling area. The Company received approval from the state commission to recover a portion of the revenue deficiency by increasing local access rates.


Third quarter ended September 30, 2005 compared to 2004
-------------------------------------------------------
The following is a breakdown of revenues and operating costs and expenses (in thousands):


                                                                                       Impact of        Other
                                               Three months ended September 30,          Cal-Ore        Increase
                                                     2005              2004            Acquisition     (Decrease)
                                         ---------------------------------------------------------------------------
                                                         (Unaudited)

Revenues:
Local access                                       $  3,017            $  2,960            $    62         $   (5)
Interstate access                                    11,644              10,524                299             821
Intrastate access                                     3,846               3,873                124           (151)
Other business                                        5,652               5,496                116              40
                                           -------------------   ---------------     --------------      ------------
  Total                                              24,159              22,853                601             705
                                           -------------------   ---------------     --------------      ------------

Operating Cost and Expense:
Cost of revenue, excluding depreciation               8,410               7,474                179             757
General and administrative costs at
operations                                            3,508               3,326                143              39
Corporate office expenses                             1,530               1,743                 --           (213)
Depreciation and amortization                         5,274               5,223                134            (83)
                                           -------------------     -------------     --------------      ------------
Gain on sale of burglar alarm customers             (1,110)                  --                 --         (1,110)
                                           -------------------   ---------------     --------------      ------------
  Total                                              17,612              17,766                456           (610)
                                           -------------------   ---------------     --------------      ------------
  Operating profit                                 $  6,547            $  5,087            $   145         $ 1,315
                                           ===================   ===============     ==============      ============


Total revenues in the 2005 third quarter increased $1.3 million, 5.7%, to $24.2 million compared to $22.9 million in 2004. The inclusion of Cal-Ore since August 29, 2005 added $0.6 million to revenues as shown in the above table. The following explanations do not include the contributions to revenue from Cal-Ore. Local access revenue decreased nominally due to a 1.8% decrease in access lines, offset by the sale of additional services and features. The decrease in access lines is due to the increase in cell phone usage and reduction in second lines as customers switch from dial-up internet service to DSL. Interstate access revenue increased $0.8 million in 2005 primarily due to increased traffic at our Central Utah telephone company, infrastructure development undertaken in 2002 and 2003, which entitled the Company to increased USF support at the Haviland Telephone Company in Kansas, and to a lesser extent, the effects of 2005 investments resulted in increased network access revenue at our Michigan telephone company. Intrastate network access revenue decreased $0.2 million due to a loss of toll revenue for dial-up access to the internet at our Michigan telephone company, the gradual phase-out of a New York pool for small carriers, and a reduction of minutes of use at several of our companies. Other business revenues showed a moderate increase due to increased DSL penetration, and revenues from a small cable company in Utah that the Company acquired in February 2004 as well as a larger acquisition of cable television assets that was completed in March 2005. However, other business revenue in the 2004 quarter included $0.3 million due to the sale of telecommunications equipment to an Iowa school district.

Total costs and expenses decreased by $0.2 million to $17.6 million in the third quarter of 2005. The inclusion of Cal-Ore added $0.5 million to expense as shown in the above table. The following explanations do not include the contributions to expense from Cal-Ore. Costs of revenue increased $0.8 million, or 10.1%, due to additional operating costs related to the infrastructure development in Haviland, costs generated by the cable television operations acquired in February 2004 and March 2005 and the absence of costs incurred in 2004 relating to the sale of equipment to the Iowa school district. General and administrative costs incurred at the operations were relatively flat. Corporate office expenses decreased $0.2 million resulting from a $0.6 million reduction in legal costs incurred defending the False Claims Act litigation in 2005 partially offset by additional legal and consulting costs in conjunction with a shareholder proposal to deregister as a public company. Depreciation and amortization were not significantly changed. In July 2005, the Company sold 62% of its burglar alarm customers resulting in a gain of $1.1 million.

As a result of the above, operating profit in the third quarter of 2005 increased by $1.5 million to $6.5 million compared to 2004.

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

The following table provides the components of Adjusted Operating Profit and reconciles it to net income (in thousands):


                                                   Three months ended September 30,       Increase
                                                         2005                2004        (Decrease)
                                                 ----------------------------------------------------
                                                             (Unaudited)

Adjusted operating profit from:
   Operating units                                      $ 13,351           $ 12,053           $  1,298
   Corporate expense:
     False Claims Act litigation                             343              1,002              (659)
     Other                                                 1,187                741                446
                                                 ----------------    ---------------    --------------
     Total corporate expenses                              1,530              1,743              (213)
                                                 ----------------    ---------------    ---------------
Adjusted operating profit                               $ 11,821          $  10,310           $  1,511
                                                 ================    ===============    ===============

Reconciliation to net income:
Adjusted operating profit                               $ 11,821          $  10,310           $  1,511
Depreciation and amortization                            (5,274)            (5,223)                 51
Investment income                                           287                  88                199
Interest expense                                         (3,215)            (2,847)              (368)
Equity in income of affiliates                               861              1,051              (190)
Income tax                                               (1,259)            (1,203)               (56)
Minority Interests                                         (695)              (634)               (61)
                                                 ----------------    ---------------    ---------------
Net income                                              $  2,526          $   1,542            $   984
                                                 ================    ===============    ===============

Other Income (Expense)

In 2005, investment income increased by $0.2 million primarily due to an increase in interest rates.

Interest expense increased $0.4 million due primarily to higher interest rates.

Equity in earnings of affiliates decreased $0.2 million in 2005 primarily due to reduced earnings at Coronet Communications. Both periods included consistent earnings of the Company's New Mexico cellular investments (RSA 3 and 5).

Included in comprehensive income in the accompanying balance sheet are $3.0 million of unrealized gains associated with the Company's ownership of 160,000 shares of Hector Communications Inc. Common Stock. These gains will be recorded in the Company's profit and loss statement to the extent the Company sells its shares in Hector at comparable prices to the September 30, 2005 value of $29.00.

Income Tax Provision

The income tax provision includes federal, as well as state and local taxes. The tax provision for the third quarter of 2005 and 2004, represent effective tax rates of 32.7% and 38.8% respectively. The difference between these effective rates and the federal statutory rate is principally due to state income taxes, including the effect of earnings attributable to different state jurisdictions. In addition, the effective rate for the 2005 period includes the use of a valuation allowance resulting from the gain on the sale of burglar alarm customers.

Minority Interests

Minority interests decreased earnings by $0.7 million in 2005 and by $0.6 million in 2004 reflecting the consistent earnings of the Company's New Mexico cellular investments.

Net Income

Net income in 2005 was $2.5 million, or $0.92 per share (basic and diluted), compared to a net income last year of $1.5 million, or $0.56 per share (basic and diluted). The Company has no dilutive instruments outstanding.

Nine months ended September 30, 2005 compared to 2004
The following is a breakdown of revenues and operating costs and expenses (in thousands):


                                                                                           Impact of       Other
                                                   Nine months ended September 30,          Cal-Ore       Increase
                                                        2005           2004                Acquisition   (Decrease)
                                                 --------------------------------------------------------------------
                                                              (Unaudited)

Revenues:
Local access                                             $  8,861           $  8,907             $  62      $  (108)
Interstate access                                          31,576             29,134               299         2,143
Intrastate access                                          11,021             11,687               124         (790)
Other business                                             16,790             15,636               116         1,038
                                                 -----------------     ---------------    -------------    ----------
  Total                                                    68,248             65,364               601         2,283
                                                 -----------------     ---------------    -------------    ----------

Operating Cost and Expense:
Cost of revenue, excluding depreciation                    24,156             22,084               179         1,893
General and administrative costs at
  operations                                               10,274              9,718               143           413
Corporate office expenses                                   6,364              4,989                --         1,375
Depreciation and amortization                              15,815             15,371               134           310
Gain on sale of burglar alarm customers                   (1,110)                 --                --       (1,110)
                                                 -----------------     --------------     -------------    ----------
  Total                                                    55,499             52,162               456         2,881
                                                 -----------------     ---------------    -------------    ----------
  Operating profit                                       $ 12,749           $ 13,202             $ 145      $  (598)
                                                 =================     ===============    =============    ==========

Total revenues in the first nine months of 2005 increased $2.9 million, or 4.4%, to $68.2 million compared to $65.4 million in 2004. The inclusion of Cal-Ore since August 29, 2005 added $0.6 million to revenue as shown in the above table. The following explanations do not include the contributions to revenue from Cal-Ore. Local access revenue decreased by $0.1 million resulting from a 1.8% decrease in access lines partially offset by the sale of additional services and features. The decrease in access lines is due to the increase in cell phone usage and reduction in second lines as customers switch from dial-up internet service to DSL. Interstate access revenue increased $2.1 million in 2005 primarily due to infrastructure development undertaken in 2002 and 2003, which entitled the Company to increased network access and USF support primarily at the Haviland Telephone Company in Kansas, and to a lesser extent, the effects of 2005 investments resulted in increased network access revenue at our Michigan telephone company. Intrastate network access revenue decreased $0.8 million due to a loss of toll revenue for dial-up access to the internet at our Michigan telephone company, the gradual phase-out of a New York pool for small carriers, and a reduction of minutes of use at several of our companies. Other business revenues increased $1.0 million due to increased DSL penetration, and revenues from a small cable company in Utah that the Company acquired in February 2004 as well as a larger acquisition of cable television assets that was completed in March 2005. In addition, other business revenue in the 2004 period included $0.3 million due to the sale of telecommunications equipment to an Iowa school district.

Total costs and expenses increased by $3.3 million to $55.5 million in the first nine months of 2005. The inclusion of Cal-Ore since August 29, 2005 added $0.5 million to expense as shown in the above table. The following explanations do not include the contributions to expense from Cal-Ore. Costs of revenue increased $1.9 million, or 8.6%, due to additional operating costs related to the infrastructure development in Haviland, costs generated by the cable television operations acquired in February 2004 and March 2005 and the absence of costs incurred in 2004 relating to the sale of equipment to the Iowa school district. General and administrative costs incurred at the operations increased $0.4 million primarily due to increased costs relating to the Haviland infrastructure development, increased professional fees associated with the rate filing for the expanded local area calling in Michigan and increased audit fees. Corporate office expenses increased $1.4 million primarily resulting from $3.2 million of legal costs incurred defending the False Claims Act litigation in 2005 compared to $2.2 million in 2004. In addition, the Company incurred legal and consulting costs in conjunction with a shareholder proposal to deregister as a public company. Depreciation and amortization increased $0.3 million primarily due to a 2004 regulatory adjustment. In July 2005, the Company sold 62% of its burglar alarm customers resulting in a gain of $1.1 million.

As a result of the above, operating profit in 2005 decreased by $0.5 million to $12.7 million compared to 2004.

Adjusted operating profit

The following table provides the components of Adjusted Operating Profit and reconciles it to net income (in thousands):


                                           Nine months ended September 30,       Increase
                                              2005             2004               (Decrease)
                                       -----------------------------------------------------
                                                    (Unaudited)

Adjusted operating profit from:
   Operating units                          $    34,928        $    33,562        $    1,366
   Corporate expense:
     False Claims Act  litigation                 3,151              2,152               999
     Other                                        3,213              2,837               376
                                        ----------------    ---------------    --------------
     Total corporate expenses                     6,364              4,989             1,375
                                        ----------------    ---------------    ---------------
Adjusted operating profit                   $    28,564        $    28,573        $       (9)
                                        ================    ===============    ===============

Reconciliation to net income:
Adjusted operating profit                   $    28,564        $    28,573        $       (9)
Depreciation and amortization                  (15,815)           (15,371)              (444)
Investment income                                 1,271                898                373
Interest expense                                (8,987)            (8,517)              (470)
Equity in income of affiliates                    2,413              2,649              (236)
Income tax                                      (2,356)            (3,125)                769
Minority Interests                              (1,656)            (1,578)               (78)
                                        ----------------    ---------------    ---------------
Net income                                      $ 3,434           $  3,529      $        (95)
                                        ================    ===============    ===============

Other Income (Expense)

In 2005, investment income increased by $0.4 million primarily due to an increase in CoBank patronage refunds and a $0.1 million one time dividend from Iowa Network Services. The 2004 nine months period included a $0.2 million gain on the sale of an investment.

Interest expense increased $0.5 million due primarily to higher interest rates.

Equity in earnings of affiliates decreased $0.2 million in 2005 due to reduced earnings at Coronet Communications. Both periods included consistent earnings of the Company's New Mexico cellular investments (RSA 3 and 5).

Included in comprehensive income in the accompanying balance sheet are $3.0 million of unrealized gains associated with the Company's ownership of 160,000 shares of Hector Communications Inc. Common Stock. These gains will be recorded in the Company's profit and loss statement to the extent the Company sells its shares in Hector at comparable prices to the September 30, 2005 value of $29.00.

Income Tax Provision

The income tax provision includes federal, as well as state and local taxes. The tax provision for the first six months of 2005 and 2004, represent effective tax rates of 35.9% and 40.6%, respectively. The difference between these effective rates and the federal statutory rate is principally due to state income taxes, including the effect of earnings attributable to different state jurisdictions. In addition, the effective rate for the 2005 period includes the use of a valuation allowance resulting from the gain on the sale of burglar alarm customers.

Minority Interests

Minority interests was $1.7 million in 2005 compared to $1.6 million in 2004 reflecting the consistent earnings of the Company's New Mexico cellular investments.

Net Income

Net income in 2005 was $3.4 million, or $1.25 per share (basic and diluted), compared to a net income last year of $3.5 million, or $1.27 per share (basic and diluted). The Company has no dilutive instruments outstanding.

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

 In June 2005, Interactive closed on a new $10 million unsecured revolving credit facility of which $4.7 million was available at September 30, 2005, at 1.5% over prime, expiring in 2008, replacing the previous short-term line of credit facility. The Company continues to have a need for additional credit facilities, but management believes that it has various alternative means to obtain adequate resources to fund corporate obligations over the next twelve months.

In August 2005, in conjunction with the Cal-Ore acquisition, a subsidiary of the Company borrowed $14.0 million from a bank at variable interest rates included in Bank Credit Facilities above. Also in connection with the acquisition, the subsidiary issued $7.2 million in unsecured notes to the sellers at 8% interest for the first year and increasing to 10% in the third year and remaining at that rate through the five year term of the Notes.

The Company's RLECs and other businesses need cash to fund their current operations, as well as future long-term growth initiatives. Each RLEC and other business finances its cash needs with cash generated from operations, by utilizing existing borrowing capacity or by entering into new long-term debt agreements. New business acquisitions are generally financed with a combination of new long-term debt, secured by the acquired assets, as well as cash from the Parent. While management expects that both Parent and the operating subsidiaries will be able to obtain adequate financing resources to enable the Company to meet its obligations, there is no assurance that such can be readily obtained or at reasonable costs. The Company is obligated under long-term debt provisions and lease agreements to make certain cash payments over the term of the agreements. The following table summarizes, as of September 30, 2005 for the periods shown, these contractual obligations and certain other financing commitments from banks and other financial institutions that provide liquidity:


                                                              Payments Due by Period
                                                                  (In thousands)

                                                      Less than                                   After 5
                                         Total         1 year      1 - 3 years    4 - 5 years      years
                                      ------------- -------------- ------------- -------------- -------------

Long-term debt (a)                        $181,360       $ 27,055      $ 54,185       $ 45,465      $ 54,655
Operating leases                             1,160            267           390            208           295
Notes payable to banks                       8,288          8,288            --             --            --
Guarantees                                   3,750          3,750            --             --            --
                                      ------------- -------------- ------------- -------------- -------------
Total contractual cash obligations
and commitments                           $194,558       $ 39,360      $ 54,575       $ 45,673      $ 54,950
                                      ============= ============== ============= ============== =============

(a) Does not include interest payments on debt.

A subsidiary of the Company has guaranteed $3.8 million of an equity investees' total debt of $9.5 million. The guarantee is in effect for the duration of the loan which expires on December 31, 2005 and would be payable if the equity investee fails to make such payment in accordance with the terms of the loan.

At September 30, 2005, total debt (including notes payable to banks) was $189.6 million, an increase of $15.9 million from December 31, 2004. At September 30, 2005, there was $108.1 million of fixed interest rate debt outstanding averaging 7.1% and $81.5 million of variable interest rate debt averaging 7.0%. The debt at fixed interest rates includes $45.6 million of subordinated notes at interest rates averaging 9.2% issued to sellers as part of acquisitions. The long-term debt facilities at certain subsidiaries are secured by substantially all of such subsidiaries assets, while at other subsidiaries it is secured by the common stock of such subsidiaries. In addition, the debt facilities contain certain covenants restricting distribution to Lynch Interactive. At September 30, 2005, December 31, 2004 and September 30, 2004, substantially all of the subsidiaries' net assets are restricted.

Interactive has a high degree of financial leverage. As of September 30, 2005, the ratio of total debt to equity was 4.9 to 1. Certain subsidiaries also have high debt to equity ratios.

As of September 30, 2005, Interactive had current assets of $46.7 million and current liabilities of $51.9 million resulting in a working capital deficiency of $5.2 million, compared to a surplus of $3.9 million at December 31, 2004. The reduction in working capital was primarily due to the reclassification of $13.0 million of long-term debt to current maturities, which will become due prior to September 30, 2006. The Company expects to re-finance such debt prior to their maturity dates.

Sources and Uses of Cash

Cash at September 30, 2005, was $33.0 million, an increase of $5.7 million compared to December 31, 2004. The majority of the cash is restricted by debt covenant to the subsidiary that generated it and is generally not available for transfer to the Parent Company. In 2005, net cash provided by operations of $19.1 million was used to invest in plant and equipment and to repay debt. The acquisition of cable assets in March 2005 was funded in part by $2.2 million of new borrowings.

Capital expenditures were $7.3 million in the 2005 nine month period, compared to $10.4 million in 2004. These expenditures were predominantly spent at the RLECs and will be included in their rate bases for rate setting purposes. Capital expenditures in 2005 are expected to be approximately $11 million, most of which will be added to the RLEC rate bases.

On March 18, 2005, a subsidiary of the Company, Central Telcom Services, LLC, closed on an agreement with Precis Communications, LLC, to acquire a cable television assets for a purchase price of $3.5 million of which $2.2 million was financed with secured bank debt.

On July 29, 2005, a subsidiary of the Company closed on the sale of approximately 62% of the company's burglar alarm customers to an investment group for approximately $2.75 million, net of holdbacks and fees. The proceeds have been used to retire debt. The Company will continue to monitor such accounts and provide billing and collection services for the new owner.

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

Subsequent to the spin-off by Lynch Corporation, the Board of Directors of Lynch Interactive Corporation authorized the purchase of up to 100,000 shares of common stock. Through September 30, 2005, 72,700 shares had been purchased at an average cost of $32.26 per share. In conjunction with the 1 for 100 reverse stock split, the Board of Directors authorized the redemption of all shares submitted to accomplish the obligation to deregister. It is currently estimated that this could amount to over 50,000 shares.

President Bush's proposed Budget for Fiscal Year 2006 establishes the process and terms to implement the dissolution of the Rural Telephone Bank ("RTB").
Under RTB's By-Laws, on dissolution, the holders of its Class B and Class C stock would be paid the par value of their stock. As of December 31, 2004, the total par value of RTB Class B and Class C stock at the Company's subsidiaries was $12.6 million, including Cal-Ore. The net book value and tax basis of this stock, at that date, was $1.2 million, including Cal-Ore. The dissolution of the RTB and payments to the stockholders is subject to numerous approvals and actions, including Congressional approval of President Bush's proposed Budget for Fiscal Year 2006 and actions by RTB's Board of Directors. Therefore, the Company cannot predict whether, or when, such payments will actually be made to the Company's subsidiaries.

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

The main allegation in the case is that the defendants participated in the creation of "sham" bidding entities that allegedly defrauded the federal Treasury by improperly participating in certain FCC spectrum auctions restricted to small businesses, as well as obtaining bidding credits in other spectrum auctions allocated to "small" and "very small" businesses. While the complaint seeks to recover an unspecified amount of damages, which would be subject to mandatory trebling under the statute, a report prepared for the relator in February 2005 alleges damages of approximately $91 million in respect of bidding credits, approximately $70 million in respect of government loans and approximately $206 million in respect of subsequent resales of licenses, in each case prior to trebling.

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

In December 2004, the defendants filed a motion in the United States District Court for the District of Columbia to compel the FCC to provide certain information subpoenaed by defendants in order to enable them to conduct their defense. This motion was denied in May 2005 and defendants have both appealed the decision and requested a final agency action in order to seek review under the Administrative Procedures Act. Factual discovery is substantially complete and both Taylor and the defendants have moved for summary judgment on a variety of grounds. In November 2005, with respect to one such motion for partial summary judgment, on the issue of damages based on resales of licenses, the court ruled that the profits made as the result of resale of licenses could not be included as part of damages.

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

Recently Issued Accounting Pronouncements

In June 2004, the Emerging Issues Task Force ("EITF") issued EITF No. 03-01, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments". EITF 03-01 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. The provisions of EITF 03-01 were initially effective for reporting periods beginning after June 15, 2004, while the disclosure requirements for debt and equity securities accounted for under SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, are effective for annual periods ending after December 15, 2003. In September 2004, the FASB delayed the effective date for the measurement and recognition guidance of EITF 03-01. The Company will evaluate the effect of adopting the recognition and measurement guidance when the final consensus is reached.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections. SFAS 154 eliminates the requirement in APB Opinion No. 20, Accounting Changes, to include the cumulative effect of changes in accounting principle in the income statement in the period of change. Instead, to enhance the comparability of prior period financial statements, SFAS 154 requires that changes in accounting principle be retrospectively applied. Under the retrospective application, the new accounting principle is applied as of the beginning of the first period presented as if that principle had always been used. Adoption of SFAS 154 is required for accounting changes and corrections of errors made in the fiscal year beginning after December 15, 2005. The Company will adopt this new accounting standard on January 1st, 2006.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company is exposed to market risks relating to changes in the general level of U.S. interest rates. Changes in interest rates affect the amount of interest earned on the Company's cash equivalents and short-term investments (approximately $33.0 million at September 30, 2005 and $27.2 million at December 31, 2004). The majority of the Company's debt is fixed rate and the Company generally finances the acquisition of long-term assets by borrowing on a fixed long-term basis, taking into account the interest rate dynamics at the time. The Company does not use derivative financial instruments for trading or speculative purposes. Management does not foresee any significant changes in the strategies used to manage interest rate risk in the near future, although the strategies may be reevaluated as market conditions dictate. As of September 30, 2005, the fair value of debt was approximately equal to its carrying value.

At September 30, 2005 and December 31, 2004, approximately $81.5 million and $67.2 million, respectively, or 43% and 39% of Interactive's long-term debt and notes payable bears interest at variable rates. Accordingly, the Company's earnings and cash flows are affected by changes in interest rates. Assuming the current level of borrowings for variable rate debt and assuming a one percentage point change in the 2005 average interest rate under these borrowings, it is estimated that Interactive's interest expense in the nine months of 2005 would have changed by approximately $0.6 million. In the event of an adverse change in interest rates, management would likely take actions to further mitigate its exposure. However, due to the uncertainty of the actions that would be taken and their possible effects, no such actions are assumed. As of September 30, 2005, if the Company were to convert a significant portion of its variable interest rate debt into fixed interest rates, such conversion could have increased interest expense for the nine month period by $1.4 million assuming that variable rates remain constant. Further, such analysis does not consider the effects of the change in the level of overall economic activity that could exist in such an environment.

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

The main allegation in the case is that the defendants participated in the creation of "sham" bidding entities that allegedly defrauded the federal Treasury by improperly participating in certain FCC spectrum auctions restricted to small businesses, as well as obtaining bidding credits in other spectrum auctions allocated to "small" and "very small" businesses. While the complaint seeks to recover an unspecified amount of damages, which would be subject to mandatory trebling under the statute, a report prepared for the relator in February 2005 alleges damages of approximately $91 million in respect of bidding credits, approximately $70 million in respect of government loans and approximately $206 million in respect of subsequent resales of licenses, in each case prior to trebling.

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

In December 2004, the defendants filed a motion in the United States District Court for the District of Columbia to compel the FCC to provide certain information subpoenaed by defendants in order to enable them to conduct their defense. This motion was denied in May 2005 and defendants have both appealed the decision and requested a final agency action in order to seek review under the Administrative Procedures Act. Factual discovery is substantially complete and both Taylor and the defendants have moved for summary judgment on a variety of grounds. In November 2005, with respect to one such motion for partial summary judgment, on the issue of damages based on resales of licenses, the court ruled that the profits made as the result of resale of licenses could not be included as part of damages. Also see "History of Lynch's "C" Block Activities" below.

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

Item 2. Issuer Purchases of Equity Securities


                                                                                          Maximum Number of (or
                                                                     Total Number of       Approximate Dollar
                            Total Number                           Shares Purchased as   Value) of Shares that
                             of Shares (or       Average Price     Part of Publicly        May Yet Be Purchased
                                Units)           Paid per Share     Announced Plans or    Under the Plans or
        Period                Purchased            (or Unit)           Programs(1)           Programs(1)
       --------               ---------            ----------         ------------          --------------

7/1/05 to 7/31/05                --                  --                    --                    27,300

8/1/05 to 8/31/05                --                  --                    --                    27,300

9/1/05 to 9/30/05                --                  --                    --                    27,300
                         -------------------------------------------------------------
Total                            --                  --                    --
                        ==============================================================

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

(b) Reports on Form 8-K during the quarter reported on:
        -  Current Report on Form 8-K filed August 18, 2005,  under Items
           7 and 12 reporting the issuance of a press release regarding the Company's operating results for the quarter and six months ended June 30, 2004.
        -  Current Report on Form 8-K filed August 30, 2005,  under Items
           7 and 12 reporting the issuance of a press release  announcing
           the     Company's     acquisition     of     California-Oregon
           Telecommunications Company.
        - Current Report on Form 8-K filed September 30, 2005 under Item 8 announcing the Company's annual meeting date.

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

  November 14, 2005